Form 10-K405
BANK OF GRANITE CORP
filed 1995-03-29
CIK 810689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended                   December 31, 1994
                         ------------------------------------------------------
                                      OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                        to
                              ------------------------  -----------------------

Commission file number                         0-15956
                      ---------------------------------------------------------

                          Bank of Granite Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                               56-1550545
--------------------------------------  ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

  P.O. Box 128, Granite Falls, N.C.                       28630
--------------------------------------  ---------------------------------------
   (Address of principal executive                      (Zip Code)
               offices)

      Registrant's telephone number, including area code  (704) 496-2000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered

         Common Stock                            NASDAQ
     -------------------        -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                    ---------------------------------------
                                (Title of class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1995 was $147,555,788.

  As of March 21, 1995, the Registrant had outstanding 5,961,850 shares of Common Stock, $1.00 par value.

                      Documents Incorporated by Reference

  PARTS I AND II: Annual Report to Shareholders for the fiscal year ended December 31, 1994 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

  PART III: Definitive Proxy Statement dated March 16, 1995 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1995 Annual Meeting of Shareholders.

                        FORM 10-K CROSS-REFERENCE INDEX

                                                                            1994               1995
                                                                           ANNUAL             PROXY
                                                                           REPORT             REPORT
         PART I                                                             PAGE               PAGE
Item 1   Business
         Executive Officers of the Registrant
Item 2   Properties
Item 3   Legal Proceedings                                                   None
Item 4   Submission of Matters to a Vote of Security Holders                 None

         PART II

Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters                                               1 & 35                  3
Item 6   Selected Financial Data                                               10
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operation                               12 - 19
Item 8   Financial Statements and Supplementary Data                      20 - 34
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 None

         PART III

Item 10  Directors and Executive Officers of the Registrant                                        6
Item 11  Executive Compensation                                                               7 - 10
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                                           3 -  6
Item 13  Certain Relationships and Related Transactions                                           13

         PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Forms 8-K                                                                        20 - 34

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Registrant") is a Delaware Corporation organized June 1, 1987 as a holding company. The Registrant currently engages in no operations other than the ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina in 1906. The Registrant conducts its business from ten banking offices located in Caldwell, Catawba, and Burke counties in North Carolina. As of December 31, 1994, the Bank was the eleventh largest bank in North Carolina.

GENERAL BUSINESS

The Bank's principal activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships, and corporations. Bank of Granite is an independent community bank. The majority of its customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.

TERRITORY SERVED AND COMPETITION

The Bank now operates banking offices in Granite Falls, Lenoir, and the Hibriten and Whitnel sections of Lenoir, Hudson, Newton, Morganton, Hickory, and the Springs Road and Viewmont sections of Hickory for a total of ten offices. Banking laws of North Carolina allow statewide branching, resulting in commercial banking in the state being extremely competitive. There are five other commercial banks located in the Bank's service area in Caldwell County, one savings bank, and two credit unions. The most recent FDIC figures available indicate that Bank of Granite has funds on deposit amounting to 32% of the total commercial bank deposits in Caldwell County as of June 30, 1994.

There are eight commercial banks, one savings bank, and nine credit unions located in the Bank's service area in Catawba County. The most recent FDIC figures available show that Bank of Granite's deposits comprise 14% of the total commercial bank deposits in Catawba County as of June 30, 1994.

On July 10, 1989 Bank of Granite opened a full service office in Morganton. Competing in the same service area are four other commercial banks, five credit unions, one savings and loan, and one savings bank. The most recent FDIC figures available show that Bank of Granite's deposits comprise 4% of the total commercial bank deposits in Burke County as of June 30, 1994.

EMPLOYEES

As of December 31, 1994, Bank of Granite had 159 full-time equivalent employees. The Registrant considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION

The following summaries of statutes and regulations affecting bank holding companies and banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

The Bank Holding Company Act

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting share of, or interest in, any banks located outside of the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located. Certain southeastern states and municipalities, including North Carolina, have enacted legislation which authorizes interstate acquisitions of banking organizations by bank holding companies within the southeast, subject to certain conditions and restrictions. At the present time, the following states and municipality have enacted reciprocal legislation: Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas,

Virginia, West Virginia, and Washington, D. C. As a result of such legislation, the Registrant may become an acquisition target of banking organizations located in those states or municipality which have enacted reciprocal legislation. Moreover, the ability of the Company to compete in its service area may be adversely affected by the entry of additional large bank holding companies into the area.

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for such on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company subsidiaries thereof, or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

The Federal Reserve Board has cease-and-desist powers over parent bank holding companies and non-banking subsidiaries where their action would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

While the Registrant is not presently subject to any regulatory restrictions on dividends, the Registrant's ability to pay dividends will depend to a large extent on the amount of dividends paid by the Bank and any other subsequently acquired entities. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1994, the Bank had undivided profits of approximately $51.2 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 1994 this ratio was 15.20%, leaving approximately $26.5 million of the Bank's undivided profits available for the payment of dividends. The Bank is, and such other entities may be, subject to regulatory restrictions on the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 1994, the Company's tier 1 ratio and capital ratio to risk-adjusted assets was 20.8% and 22.1% respectively. The Company's leverage ratio at December 31, 1994 was 16.0%. The Company is in compliance with all regulatory capital requirements.

The Company cannot predict what other legislation might be enacted or what other regulation might be adopted or, if enacted or adopted, the effect thereof.

The Bank is subject to supervision and regulation, of which regular bank examinations are a part, by the Federal Deposit Insurance Corporation and North Carolina State Banking Commission. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers, and (iv) bar certain directory and officer interlocks between financial institutions. The prohibitions against preferential loans and certain director and officer interlocks may inhibit the ability of the Bank and the Registrant to obtain experienced and capable officers and directors, to replace presently proposed officers and directors, or to add to their number.

The Registrant is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Registrant, on investments by the Bank in the stock or securities of the Registrant, and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. The Registrant is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

Shareholders of banks (including bank holding companies which own stock in banks) may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Registrant may also be required to provide additional capital to any additional banks which it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

Effects of Governmental Monetary Policy and Economic Controls

The Registrant is directly affected by governmental monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in the United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates have increased banks' costs of funds and made them more sensitive to fluctuations in money market rates.

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Registrant.

ITEM 2 - PROPERTIES

Bank of Granite has a total of ten offices. The home office (Granite Falls) and four offices (Lenoir, Hibriten, Hudson and Whitnel) are located in Caldwell County, North Carolina. The Hickory, Springs Road, Viewmont, and Newton offices are located in Catawba County, North Carolina and the Morganton office is located in Burke County, North Carolina.

The Granite Falls office (home office) is a contemporary style two story building containing approximately 8,735 square feet and is situated on a large lot containing approximately 1.2 acres of land. A masonry and frame storage building containing 735 square feet is also located on this property. Buildings and land are owned by the Bank. In addition the bank owns an adjoining 100' x 221' lot. At present this partially paved lot provides 25 parking spaces. Future use of the lot could include a new four lane drive-in system.

The Operations Center and lot is located one block northwest of the Granite Falls office. The building is 70' x 168' and contains 11,769 square feet. It is brick and block type construction and has a concrete slab floor. The building is situated on a 1.05 acre lot. Approximately 8,000 square feet of the building houses the Bank's Data Processing Center. This area contains a computer room, data entry department, capture room, proof room, control room, three offices, employee lounge and baths. The remaining area incorporates a large assembly room, as well as, an 892 square feet area to house our Consumer Credit Administration, and an area of 1,027 square feet to house Human Resources, Marketing and Training Directors. Also on the property is a small 15 x 25 building which houses our print shop.

The Lenoir office, a Williamsburg style masonry two story building, was constructed in 1959 and contains 7,400 square feet. A separate drive-in window building of the same style architecture contains 220 square feet. In addition to providing drive-in services, the facility has a walk-up window and an automated teller machine (ATM). The buildings and land are owned by the Bank. A major expansion completed in 1986 at this site now provides approximately 1,800 square feet of floor space for additional offices and increased lobby space.

The Hudson office was completely renovated during 1991. The adjoining building was purchased along with approximately 450 square feet being added to the prior facility. This additional space brings the total inside area to 4,235 square feet and the total land area to 4.10 acres. The entire exterior received a face lift of dryvit, a stucco type finish. There are four drive-in lanes and a drive-up automated teller machine (ATM). Inside the large lobby is bordered by two teller lines that provide stations for seven tellers, four offices and a conference room.

The Whitnel office was remodeled in 1993, extending drive-in lanes to three and adding a fourth lane for an island ATM. The total square footage of the building is now 2,530 square feet. The newly renovated building has two offices, a five position teller line, two bathrooms, an employee break room, vault, and mechanical room. The building is situated on a lot containing 45,500 square feet. The building and land are owned by the Bank.

In November, 1994, a permanent building was completed to house the Hibriten office, replacing two modular units which served as the banking office. The building is situated on 2.10 acres of land and contains 2,480 square feet. It has five drive-up lanes including one for the ATM unit. Inside there are five lobby teller stations, two offices, lobby, and employee break room. Two handicap spaces are provided in the 36 space paved parking lot.

The Hickory office was completed in 1979. The two story structure is 54' x 81', containing 9,515 square feet. The building is constructed of ribbed masonry block and architectural concrete on a steel frame, situated on a 100' x 200' lot. Both land and building are owned and occupied by the Bank. The first floor has seven teller stations, four drive-in lanes, vault, and an automated teller machine (ATM). The second floor is comprised of eight offices, a conference room, four note teller desks, a document storage area and a lobby which consists of two waiting areas.

Adjacent to the Hickory office is the Bank of Granite Plaza which was purchased in 1988. The brick frame building was renovated by an exterior face lift, composed of ribbed masonry block and dryvit facing. The interior was also redesigned providing office space for rental. A portion of the building has a second floor of 3,760 square feet. One tenant leases both floors, 27 offices - a total of 7,520 square feet. The other section of the building is one story with a total of 7,572 square feet, and contains twenty offices. The bank retains the conference room and the remainder of the building has been leased to various tenants. Most all leases have conditional options to renew. The building is situated on a lot equal to the size of the building.

The Newton office was completed in 1984. The single story structure is 43' x 84'. The building is constructed of ribbed masonry block and architectural concrete on a steel frame, situated on a 200' x 200' lot. Both land and building are owned by the Bank. The building has two offices and conference room, five teller stations, four drive-in lanes, vault, and a drive-up automated teller machine (ATM).

The Springs Road office was completed in 1987 and is a 43' x 84' structure of ribbed masonry block and architectural concrete on a steel frame and is located on a 1.6 acre lot. The building has two offices, and a conference room, five teller stations, four drive-in teller lanes and a drive-up automated teller machine (ATM).

In February, 1992, a ribbed masonry block and architectural concrete building on a steel frame was completed and replaced the modular unit which previously served as the Viewmont office. The new facility, containing approximately 4,200 square feet, provides five teller stations, four drive-in lanes, drive-up ATM, two offices, and a conference room. The edifice is located on a two acre lot leased by the Bank with an option to purchase at a later date.

In January, 1994, the Bank purchased a building located at 201 East Meeting Street along with an additional 25' x 120' lot. This additional lot enabled the bank to construct a retaining wall and increase drive-in lanes to five including one for an ATM unit. Other renovations included adding partitions on the first floor to make two new offices, and also a unisex bathroom on the first floor. The lobby received a new ceiling, wall covering and carpet. The office moved into the renovated facility in July, 1994. This two story brick building contains approximately 5,400 square feet.

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings outstanding at December 31, 1994.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the Fourth Quarter of the Company's fiscal year.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS' MATTERS

The information required by this item is set forth on Page 1 in the Company's 1994 ANNUAL REPORT TO SHAREHOLDERS under the heading "Market and Dividend Summary," and on Page 3 of the 1995 PROXY STATEMENT under the heading "Principal Holders of Voting Securities." The above information is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is set forth on Page 10 in the Company's 1994 ANNUAL REPORT TO SHAREHOLDERS under the heading "Selected Financial Date," of which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on Pages 12 through 19 in the Company's 1994 ANNUAL REPORT TO SHAREHOLDERS under the heading "Managements Discussion and Analysis", which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Consolidated financial statements, and notes thereto and the independent auditors' report on Pages 20 through 34 of the 1994 ANNUAL REPORT TO SHAREHOLDERS for the year ended December 31, 1994 are incorporated herein by reference. The 1994 ANNUAL REPORT TO SHAREHOLDERS for the year ended December 31, 1994 is filed herein as Exhibit 13 as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on Pages 5-6 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 1995 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on Pages 7 through 10 in the definitive proxy materials of the Company filed in connection with its 1995 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is set forth on Pages 3-6 in the definitive proxy materials of the Company filed in connection with its 1995 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on Page 13 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 1995 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

1.       Financial Statements
         The information required by this item is set forth on Pages 20 through 34 in the Company's 1994 ANNUAL REPORT TO SHAREHOLDERS, which is incorporated herein by reference.

2.       Financial Statement Schedules
         None

13.      Annual Report to Security Holders.

21.      Subsidiaries of the Registrant
         Bank of Granite Corporation has one subsidiary, Bank of Granite, incorporated in 1906 and operates in North Carolina.

27.      Financial Data Schedule (for SEC use only)

 B.      No Reports on Form 8-K were filed during the year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, there unto duly authorized.

BANK OF GRANITE CORPORATION

By:  s/John A. Forlines, Jr.
     -----------------------
     John A. Forlines, Jr.
     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date
s/John A. Forlines, Jr.      Chairman and Chief      March 21, 1995
------------------------     Executive Officer
John A. Forlines, Jr.

s/Randall C. Hall            Vice President and      March 21, 1995
------------------------     Chief Financial
Randall C. Hall              Officer and Principal
                             Accounting Officer

s/John N. Bray               Director                March 21, 1995
------------------------
John N. Bray

s/Robert E. Cline            Director                March 21, 1995
------------------------
Robert E. Cline

s/John A. Forlines, Jr.      Director                March 21, 1995
------------------------
John A. Forlines, Jr.

s/Barbara F. Freiman         Director                March 21, 1995
------------------------
Barbara F. Freiman

s/William F. Howard, III     Director                March 21, 1995
------------------------
William F. Howard, III

s/Myron L. Moore, Jr.        Director                March 21, 1995
------------------------
Myron L. Moore, Jr.

s/Charles M. Snipes          Director                March 21, 1995
------------------------
Charles M. Snipes