Form 10-Q
period 1995-03-31
BANK OF GRANITE CORP
filed 1995-05-15
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  29549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995
                               ------------------------------------------------
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                       to
                                ---------------------    ----------------------
Commission file number                              0-15956
                       --------------------------------------------------------
                         Bank of Granite Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         56-1550545
- -------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
No.)                                             incorporation or organization)

Post Office Box 128, Granite Falls, N. C.                    28630
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (704) 496-2000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1 par value - 5,967,453 shares outstanding as of May 10, 1995.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                       PAGE
- -----                                                       ----
PART I   FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994              3

         Consolidated Statements of Income
           Three Months Ended March 31, 1995
           and 1994                                          4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1995
           and 1994                                          5

         Notes to Consolidated Financial Statements          6


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                          7

PART II  Other Information                                   9

SIGNATURE                                                   10

BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                         MARCH 31,     DECEMBER 31,
ASSETS:                                                    1995            1994
                                                       ------------    ------------
Cash and cash equivalents:
  Cash and due from banks                              $ 20,463,529    $ 18,490,835
  Federal funds sold                                        500,000       1,000,000
                                                       ------------    ------------
Total cash and cash equivalents                          20,963,529      19,490,835
                                                       ------------    ------------
Investment securities:
  Available for sale, at fair value                      42,647,468      42,567,008
                                                       ------------    ------------
  Held to maturity, at amortized cost                    70,760,770      70,358,672
                                                       ------------    ------------
Loans                                                   277,030,879     269,851,459
  Allowance for loan losses                              (4,362,617)     (3,996,491)
                                                       ------------    ------------
Net loans                                               272,668,262     265,854,968
                                                       ------------    ------------
Premises and equipment, net                               8,099,864       8,232,541
                                                       ------------    ------------
Accrued interest receivable                               4,054,970       3,632,726
                                                       ------------    ------------
Other assets                                              2,565,046       2,030,420
                                                       ------------    ------------
TOTAL                                                  $421,759,909    $412,167,170
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                               $ 67,679,524    $ 66,963,099
  NOW accounts                                           51,955,887      50,996,639
  Money market accounts                                  32,051,830      34,556,005
  Savings                                                21,828,780      20,676,076
  Time deposits of $100,000 or more                      76,130,552      71,898,484
  Other time deposits                                    99,498,115      98,239,745
                                                       ------------    ------------
Total deposits                                          349,144,688     343,330,048
Securities sold under agreements to repurchase            2,817,325       3,280,855
Other borrowed funds                                              -          21,000
Accrued interest payable                                  1,337,272       1,242,753
Other liabilities                                         2,787,820       1,124,640
                                                       ------------    ------------
Total liabilities                                       356,087,105     348,999,296
                                                       ------------    ------------

SHAREHOLDERS' EQUITY:
Common stock, $1.00 par value, authorized-
  10,000,000 shares; issued and outstanding-
  1995 - 5,961,850; 1994 - 5,958,209                      5,961,850       5,958,209
Capital surplus                                          21,075,740      21,016,998
Retained earnings                                        38,928,031      36,918,039
Net unrealized loss on securities available
  for sale, net of deferred income taxes                   (292,817)       (725,372)
                                                       ------------    ------------
Total shareholders' equity                               65,672,804      63,167,874
                                                       ------------    ------------
TOTAL                                                  $421,759,909    $412,167,170
                                                       ============    ============

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,                        1995            1994
                                                         ----------      ----------
INTEREST INCOME:
Interest and fees on loans                               $7,000,736      $5,092,393
Federal funds sold                                           13,639          17,235
Investments:
   U.S. Treasury                                            253,680         258,051
   U.S. Government agencies                                 478,222         469,808
   States and political subdivision                         702,466         657,659
   Other                                                    151,528         102,388
                                                         ----------      ----------
Total interest income                                     8,600,271       6,597,534
                                                         ----------      ----------

INTEREST EXPENSE:
Time deposits of 100,000 or more                          1,034,348         643,933
Other time and savings deposits                           1,804,110       1,475,079
Federal funds purchased and securities
   sold under agreements to repurchase                       54,504          27,795
Other borrowed funds                                            663           1,640
                                                         ----------      ----------
Total interest expense                                    2,893,625       2,148,447
                                                         ----------      ----------
NET INTEREST INCOME                                       5,706,646       4,449,087
PROVISION FOR LOAN LOSSES                                   440,000          30,000
                                                         ----------      ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        5,266,646       4,419,087
                                                         ----------      ----------

OTHER INCOME:
Service charges on deposits accounts                        679,236         673,926
Other service fees and commissions                          249,864         305,941
Other                                                       135,343         164,510
                                                         ----------      ----------
Total other income                                        1,064,443       1,144,377
                                                         ----------      ----------

OTHER EXPENSES:
Salaries and wages                                        1,030,713         914,576
Profit sharing and employee benefits                        321,802         270,769
Occupancy expense, net                                      113,957          95,336
Equipment rentals, depreciation, and maintenance            172,686         186,158
Federal Deposit Insurance Corporation
   insurance premiums                                       183,410         178,478
Other                                                       498,708         572,152
                                                         ----------      ----------
Total other expenses                                      2,321,276       2,217,469
                                                         ----------      ----------
INCOME BEFORE INCOME TAXES                                4,009,813       3,345,995
INCOME TAXES                                              1,404,000       1,101,000
                                                         ----------      ----------
NET INCOME                                               $2,605,813      $2,244,995
                                                         ==========      ==========

PER SHARE AMOUNTS:
Net income                                               $      .44      $      .38
                                                         ==========      ==========
Cash dividends                                           $      .10      $      .09
                                                         ==========      ==========
Book Value                                               $    11.02      $     9.74
                                                         ==========      ==========

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31                                        1995             1994
                                                                        -----------      -----------
Increase (Decrease ) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                     $ 8,208,404      $ 6,510,051
  Fees and commissions received                                           1,058,768        1,144,377
  Interest paid                                                          (2,799,106)      (2,163,199)
  Cash paid to suppliers and employees                                   (3,159,096)      (1,874,349)
  Income taxes paid                                                        (329,696)         (52,586)
                                                                        -----------      -----------
    Net cash provided by operating activities                             2,979,274        3,564,294
                                                                        -----------      -----------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale               2,051,500                -
  Procceds from maturities of securities held to maturity                 1,570,000        2,980,000
  Purchases of securities available for sale                             (1,416,696)      (1,891,782)
  Purchases of securities held to maturity                                 (999,375)      (1,500,151)
  Net increase in loans                                                  (7,472,294)      (6,052,025)
  Capital expenditures                                                      (36,387)        (775,871)
  Proceeds from sale of equipment                                                 -               86
                                                                        -----------      -----------
    Net cash used in investing activities                                (6,303,252)      (7,239,743)
                                                                        -----------      -----------
Cash flows from financing activites:
  Net increase in demand deposits, NOW accounts
    and savings accounts                                                    324,202        5,523,480
  Net increase in certificates of deposit                                 5,490,438        3,774,280
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                         (463,530)         297,216
  Net decrease in other borrowed funds                                      (21,000)         (21,000)
  Net proceeds from issuance of common stock                                 62,383          134,329
  Dividends paid                                                           (595,821)        (522,648)
                                                                        -----------      -----------
    Net cash provided by financing activities                             4,796,672        9,185,657
                                                                        -----------      -----------
Net increase in cash and cash equivalents                                 1,472,694        5,510,208
Cash and cash equivalents at beginning of period                         19,490,835       22,296,865
                                                                        -----------      -----------
Cash and cash equivalents at end of period                              $20,963,529      $27,807,073
                                                                        ===========      ===========

Reconciliation of net income to net cash
  provided by operating activities:
Net Income                                                              $ 2,605,813      $ 2,244,995
                                                                        -----------      -----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                169,064          158,799
Provision for loan losses                                                   440,000           30,000
Premium amortization (discount accretion), net                               30,377           70,635
Gains on sales of securities available for sale                              (5,675)               -
Loss on disposal of equipment                                                     -           25,131
Increase in taxes payable                                                 1,074,304        1,048,414
Increase in accrued interest receivable                                    (422,244)        (158,118)
Increase (decrease) in accrued interest payable                              94,519          (14,752)
(Increase) decrease in other assets                                        (595,447)         131,487
Increase (decrease) in other liabilities                                   (411,437)          27,703
                                                                        -----------      -----------
  Total adjustments                                                         373,461        1,319,299
                                                                        -----------      -----------
Net cash provided by operating activites                                $ 2,979,274      $ 3,564,294
                                                                        ===========      ===========

Supplemental Disclosure of Non-Cash Transactions:
Transfers of loans to other realestate owned                                219,000                -
Change in net unrealized loss on securities available for sale              712,376                -

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of March 31, 1995 and December 31, 1994, and the results of their operations for the three month periods ended March 31, 1995 and 1994, and their cash flows for the three month periods ended March 31, 1995 and 1994.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1994 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, adjusted for a 5-for-4 stock split, of 5,986,600 and 5,978,403 for the three month periods ended March 31, 1995 and 1994, respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at March 31, 1995 and December 31, 1994 was $46,600,000 and $50,230,000, respectively. Additionally, standby letters of credit of approximately $4,063,000 and $2,938,000 were outstanding at March 31, 1995 and December 31, 1994, respectively. Management does not anticipate any significant losses to result from these transactions.

4. Effective January 1, 1995 the Company adopted a new accounting standard issued by the financial Accounting Standards Board ("FASB"), "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) (subsequently amended by SFAS No. 118). The Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted a the loans's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The implementation of the Statement did not have a material impact on the financial position or results of operations.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
MARCH 31, 1995 COMPARED WITH DECEMBER 31, 1994

Total assets increased $9,592,739 from December 31, 1994 to March 31, 1995. This 2.33% of growth in assets resulted primarily from an increase in deposits of $5,814,640 or 1.69% and the reinvestment of $2,605,813 of net earnings. As a result, cash and cash equivalents increased $1,472,694, and gross loans reflected a modest growth of $7,179,420 or 2.66%. Securities decreased by $226,818, excluding unrealized losses on available for sale securities of $482,240 and $1,194,616, at March 31, 1995 and December 31, 1994, respectively.
Deposits revealed an increase of $5,814,640 or 1.69%. Non-time deposits increased $324,202 or .19%, while time deposits increased $5,490,438 or 3.23%. The growth in time deposits reflects interest sensitive customers shifting their funds from lower interest-bearing accounts to higher yielding time deposits. The loan-to-deposits ratios were 79.35% and 78.6% on March 31, 1995 and December 31, 1994, respectively. Other liabilities increased $1,663,180. Of this amount $1,000,313 represents an accrued liability for securities purchased but not yet settled. Common stock outstanding increased by 3,641 shares due to the exercise of stock options and provided cash of $62,383. Retained earnings reflect the payment of $595,821 in cash dividends and earnings of $2,605,813. The Company had a $292,817 unrealized loss, net of deferred income taxes, on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 1995
COMPARED WITH THE SAME PERIOD IN 1994

Increases in interest income are primarily attributable to increases in rates. Although gross loans increased by 10.9%, the prime rate increased by approximately 300 basis points over the comparable quarter in 1994. The increase in interest expense is attributable to lower yielding deposits maturing and reinvesting at higher interest rates, as well as a shift in deposits from lower yielding non-time deposits to higher yielding time deposits.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals which are susceptible to rapid changes because of changing economic conditions and the economic prospects of borrowers. The bank's delinquency ratio was 1.79% compared to 1.28% on March 31, 1995 and 1994, respectively. In view of the increase in delinquent loans, management charged $440,000 to operations for the addition to the allowance for loan losses during the first quarter. At March 31, 1995 the loan loss reserve was 1.60% of net loans outstanding.

Non-interest income decreased $79,934 or 6.98% compared to $1,144,377 in 1994. The decrease reflects lower volumes in the bank's non-traditional banking services. Fees from the origination of mortgage loans decreased by $33,368 and commission from the sales of annuities decreased by $26,618 compared to March 31, 1994. The decreases arose as a result of rising interest rates. Included in other income is a $5,675 gain that arose from a available for sale security being called at a premium. Other expenses increased by $215,354 or 10.23%, excluding a non-recurring loss of $111,547 on the sale of other real estate owned during 1994. Employee salaries and benefits comprised $167,170 or 77.63% of the increase in non-interest expense. The increase in salaries and benefits reflects general pay increases and increased costs in providing benefits.

                          PART II   OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

         Bank of Granite Corporation's Annual Shareholders Meeting was held on April 24, 1995. Submission of matters to be voted upon resulted in the following:

1. Members of the Corporation's Board of Directors were reelected to serve until the next annual meeting. They are John A. Forlines, Jr., Charles M. Snipes, John N. Bray, Robert E. Cline, Barbara F. Freiman, William F. Howard, III, and Myron L. Moore, Jr.

2. Shareholders ratified the selection of Deloitte & Touche LLP as the Corporation's independent auditors for the year ending December 31, 1995.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)      Exhibits
                          Exhibit 27 Financial Data Schedule (for SEC use only)

         B)      Reports on Form 8-K
                          No reports on Form 8-K have been filed for the quarter ended March 31, 1995.

                          Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Bank of Granite Corporation
                                           (Registrant)




Date:  May 10, 1995                  /s/Randall C. Hall
                                     ----------------------------------
                                     Randall C. Hall
                                     Vice President and Chief Financial
                                     and Principal Accounting Officer