Form 10-Q
period 1995-06-30
BANK OF GRANITE CORP
filed 1995-08-14
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  29549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995
                               -------------------------------------------------
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to
                                --------------------    ------------------------
Commission file number                         0-15956
                       ---------------------------------------------------------
                          Bank of Granite Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        56-1550545
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Post Office Box 128, Granite Falls, N. C.                               28630
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (704) 496-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

Common stock, $1 par value - 5,982,272 shares outstanding as of August 10, 1995.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                        PAGE
-----                                                                        ----
PART I   FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
           June 30, 1995  and December 31, 1994                                3

         Consolidated Statements of Income
           Three Months Ended June 30, 1995
           and 1994, and Six Months Ended
           June 30, 1995 and 1994                                              4

         Consolidated Statements of Cash Flows
           Six  Months Ended June 30, 1995
           and 1994                                                            5

         Notes to Consolidated Financial Statements                            7


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                            8

PART II  Other Information                                                    11

SIGNATURE                                                                     12

BANK OF GRANITE CORPROATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)                         JUNE 30,               December 31,
                                                                 1995                      1994
                                                             -------------            -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                    $  21,263,117            $  18,490,835
  Federal funds sold                                                     -                1,000,000
                                                             -------------            -------------
Total cash and cash equivalents                                 21,263,117               19,490,835
                                                             -------------            -------------
Investment securities:
  Available for sale, at fair value                             41,802,304               42,567,008
                                                             -------------            -------------
  Held to maturity, at amortized cost                           72,477,716               70,358,672
                                                             -------------            -------------
Loans                                                          288,489,627              269,851,459
  Allowance for loan losses                                     (4,581,822)              (3,996,491)
                                                             -------------            -------------
Net loans                                                      283,907,805              265,854,968
                                                             -------------            -------------
Premises and equipment, net                                      8,074,258                8,232,541
                                                             -------------            -------------
Accrued interest receivable                                      3,995,962                3,632,726
                                                             -------------            -------------
Other assets                                                     1,505,628                2,030,420
                                                             -------------            -------------
TOTAL                                                        $ 433,026,790            $ 412,167,170
                                                             =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                     $  69,706,562            $  66,963,099
  NOW accounts                                                  51,061,713               50,996,639
  Money market accounts                                         30,170,188               34,556,005
  Savings                                                       22,029,259               20,676,076
  Time deposits of $100,000 or more                             80,047,130               71,898,484
  Other time deposits                                          106,331,380               98,239,745
                                                             -------------            -------------
Total deposits                                                 359,346,232              343,330,048
Securities sold under agreement to repurchase                    2,746,185                3,280,855
Other borrowed funds                                                     -                   21,000
Accrued interest payable                                         1,580,640                1,242,753
Other liabilities                                                  678,287                1,124,640
                                                             -------------            -------------
Total liabilities                                              364,351,344              348,999,296
                                                             -------------            -------------

SHAREHOLDERS'  EQUITY:
Common stock, $1.00 par value, authorized-
  10,000,000 shares; issued and outstanding-
  1995 - 5,982,272; 1994 - 5,958,209                             5,982,272                5,958,209
Capital surplus                                                 21,349,693               21,016,998
Retained earnings                                               41,163,240               36,918,039
Net unrealized gain (loss) on securities
  available for sale, net of deferred
  income taxes                                                     180,241                 (725,372)
                                                             -------------            -------------
Total shareholders' equity                                      68,675,446               63,167,874
                                                             -------------            -------------
TOTAL                                                        $ 433,026,790            $ 412,167,170
                                                             =============            =============

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY                           THREE MONTHS                       SIX MONTHS
CONSOLIDATED STATEMENTS OF INCOME (unaudited)                        ENDED JUNE 30                    ENDED JUNE 30
                                                                 1995             1994            1995             1994
                                                              ----------       ----------      ----------       ----------
INTEREST INCOME:
Interest and fees on loans                                    $7,480,668       $5,656,181     $14,481,404      $10,748,574
Federal funds sold                                                82,954           36,201          96,593           53,436
Investments:
   U.S. Treasury                                                 247,677          230,054         501,357          488,105
   U.S. Government agencies                                      499,904          460,914         978,126          930,722
   States and political subdivision                              694,920          687,685       1,397,386        1,345,344
   Other                                                         155,112          105,113         306,640          207,501
                                                              ----------       ----------      ----------       ----------
Total interest income                                          9,161,235        7,176,148      17,761,506       13,773,682
                                                              ----------       ----------      ----------       ----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                              1,246,264          666,903       2,280,612        1,310,836
Other time and savings deposits                                2,022,106        1,536,176       3,826,216        3,011,255
Federal funds purchased and securities
   sold under agreements to repurchase                            36,102           33,937          90,606           61,732
Other borrowed funds                                                 517            1,451           1,180            3,091
                                                              ----------       ----------      ----------       ----------
Total interest expense                                         3,304,989        2,238,467       6,198,614        4,386,914
                                                              ----------       ----------      ----------       ----------
NET INTEREST INCOME                                            5,856,246        4,937,681      11,562,892        9,386,768
PROVISION FOR LOAN LOSSES                                        310,000          144,000         750,000          174,000
                                                              ----------       ----------      ----------       ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   5,546,246        4,793,681      10,812,892        9,212,768
                                                              ----------       ----------      ----------       ----------

OTHER INCOME:
Service charges on deposit accounts                              697,920          733,426       1,377,156        1,407,352
Other service fees and commissions                               260,975          252,107         510,839          558,048
Other                                                            110,990           71,338         246,333          235,848
                                                              ----------       ----------      ----------       ----------
Total other income                                             1,069,885        1,056,871       2,134,328        2,201,248
                                                              ----------       ----------      ----------       ----------

OTHER EXPENSES:
Salaries and wages                                             1,038,832          961,009       2,069,545        1,875,585
Profit-sharing and employee benefits                             220,101          250,712         541,903          521,481
Occupancy expense, net                                           105,748          108,541         219,705          203,877
Equipment rentals, depreciation, and maintenance                 187,659          183,081         360,345          369,239
Federal Deposit Insurance Corporation
   insurance premiums                                            195,835          178,478         379,245          356,956
Other                                                            667,093          568,408       1,165,801        1,140,560
                                                              ----------       ----------      ----------       ----------
Total other expenses                                           2,415,268        2,250,229       4,736,544        4,467,698
                                                              ----------       ----------      ----------       ----------
INCOME BEFORE INCOME TAXES                                     4,200,863        3,600,323       8,210,676        6,946,318
INCOME TAXES                                                   1,369,000        1,161,000       2,773,000        2,262,000
                                                              ----------       ----------      ----------       ----------
NET INCOME                                                    $2,831,863       $2,439,323      $5,437,676       $4,684,318
                                                              ==========       ==========      ==========       ==========

PER SHARE AMOUNTS:
Net income                                                    $      .47       $      .40      $      .91       $      .78
                                                              ==========       ==========      ==========       ==========
Cash dividends                                                $      .12       $      .10      $      .22       $      .18
                                                              ==========       ==========      ==========       ==========
Book value                                                                                     $    11.48       $    10.00
                                                                                               ==========       ==========

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30                                         1995              1994
                                                                     ------------      ------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                  $ 17,458,250      $ 13,867,639
  Fees and commissions received                                         2,128,653         2,201,248
  Interest paid                                                        (5,860,727)       (4,345,148)
  Cash paid to suppliers and employees                                 (4,682,970)       (3,633,977)
  Income taxes paid                                                    (2,944,696)       (1,947,586)
                                                                     ------------      ------------
    Net cash provided by operating activities                           6,098,510         6,142,176
                                                                     ------------      ------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale             4,051,500         7,470,000
  Procceds from maturities of securities held to maturity               4,775,000         4,000,000
  Purchases of securities available for sale                           (1,795,047)       (3,890,554)
  Purchases of securities held to maturity                             (6,948,640)       (3,058,070)
  Net increase in loans                                               (19,021,837)      (10,864,002)
  Capital expenditures                                                   (187,470)         (902,560)
  Proceeds from sale of equipment                                             469             3,087
  Proceeds from sale of other real estate owned                           175,000                 -
                                                                     ------------      ------------
    Net cash used in investing activities                             (18,951,025)       (7,242,099)
                                                                     ------------      ------------

Cash flows from financing activites:
  Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                 (224,097)        1,517,430
  Net increase in certificates of deposit                              16,240,281         3,630,721
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                       (534,670)          382,006
  Net decrease in other borrowed funds                                    (21,000)          (21,000)
  Net proceeds from issuance of common stock                              356,758           266,174
  Cash paid for fractional shares                                                -          (14,953)
  Dividends paid                                                       (1,192,475)       (1,045,951)
                                                                     ------------      ------------
    Net cash provided by financing activities                          14,624,797         4,714,427
                                                                     ------------      ------------

Net increase in cash and cash equivalents                               1,772,282         3,614,504
Cash and cash equivalents at beginning of period                       19,490,835        22,296,865
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $ 21,263,117      $ 25,911,369
                                                                     ============      ============

Reconciliation of net income to net cash
  provided by operating activities:
Net Income                                                           $  5,437,676      $  4,684,318
                                                                     ------------      ------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                              344,551           316,146
Provision for loan losses                                                 750,000           174,000
Premium amortization (discount accretion), net                             59,980            98,462
Gains on sales of securities available for sale                            (5,675)                -
Loss on disposal of equipment                                                 733            22,131
Loss on sale of other real estate owned                                    44,000                 -
Increase (decrease) in taxes payable                                     (171,696)          314,414
Increase in accrued interest receivable                                  (363,236)           (4,505)
Increase in accrued interest payable                                      337,887            41,766

(Increase) decrease in other assets                                       (61,053)          294,951
Increase (decrease) in other liabilities                                 (274,657)          200,493
                                                                     ------------      ------------
  Total adjustments                                                       660,834         1,457,858
                                                                     ------------      ------------
Net cash provided by operating activites                             $  6,098,510      $  6,142,176
                                                                     ============      ============

Supplemental Disclosure of Non-Cash Transactions:
Transfers of loans to other real estate owned                        $    219,000                 -
Change in net unrealized gain (loss) on securities
  available for sale                                                    1,491,458                 -

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of June 30, 1995 and December 31, 1994, and the results of their operations for the three and six month periods ended June 30, 1995 and 1994, and their cash flows for the six month periods ended June 30, 1995 and 1994.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1994 Annual Report to Shareholders on file with the Securities and Exchange Commission.

         The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding of 5,996,431 and 5,985,579 for the three month periods ended June 30, 1995 and 1994, respectively; and 5,991,543 and 5,980,543 for the six month periods ended June 30, 1995 and 1994, respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 1995 and December 31, 1994 was $45,993,000 and $50,230,000, respectively. Additionally, standby letters of credit of approximately $3,461,000 and $2,938,000 were outstanding at June 30, 1995 and December 31, 1994, respectively. Management does not anticipate any significant losses to result from these transactions.

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

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
JUNE 30, 1995 COMPARED WITH DECEMBER 31, 1994

Total assets increased $20,859,620 from December 31, 1994 to June 30, 1995. This 5.06% of growth in assets resulted primarily from an increase in deposits of $16,016,184 or 4.66% and the reinvestment of $5,437,676 of net earnings. As a result, cash and cash equivalents increased $1,772,282, and gross loans reflected a healthy growth of $18,638,168 or 6.91%. Securities decreased by $137,118, excluding unrealized gains of $296,842 and unrealized losses of $1,194,616 on held available for sale securities June 30, 1995 and December 31, 1994, respectively. Non-time deposits decreased $224,097 or .13%, while time deposits increased $16,240,281 or 9.55%. The growth in time deposits reflects interest sensitive customers shifting their funds from lower interest-bearing accounts to higher yielding time deposits. The loan-to-deposits ratios were 80.28% and 78.60% on June 30, 1995 and December 31, 1994, respectively. Other liabilities decreased $446,353. Of this amount $171,696 represented a decrease in income taxes payable. Common stock outstanding increased by 24,063 shares due to the exercise of stock options and provided cash of $356,758. Retained earnings reflect the payment of $1,192,475 in cash dividends and earnings of $5,437,676. The Company had a change in unrealized gains (losses), net of deferred income taxes, of $905,613 on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED JUNE 30, 1995 COMPARED
WITH THE SAME PERIOD IN 1994 AND
FOR THE SIX MONTH PERIOD ENDED
JUNE 30, 1995 COMPARED WITH THE SAME
PERIOD IN 1994

During the three month period ended June 30, 1995 interest income increased $1,985,087 or 27.66% from the same period last year. The increases are attributable to both rate and volume increases. The prime rate during the three month period averaged 9.00% compared to 7.00% during the same period in 1994. Gross loans averaged $279,941,000 compared to $253,465,000 last year, an increase of 10.45%. Investment income increased by $113,847 or 7.67% due to lower yielding bonds maturing and reinvesting at higher rates. The increase in interest expense, $1,066,522 or 47.65%, is attributable to lower yielding deposits maturing and reinvesting at higher yields, as well as a shift in deposits from lower yielding non-time deposits to higher yielding time deposits.

Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the quarter, management determined a charge to operation of $310,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At June 30, 1995 the loan loss reserve was 1.61% of net loans outstanding.

Non-interest income remained relatively flat with an increase of $13,014 or 1.23% compared to $1,056,871 in 1994. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $113,075, an increase of 12.62%, in non-interest income during the quarter. Additionally, the gain on the sale of the guaranteed portion of small business administration loans produced $69,967 in income. Other expenses increased by $121,039 or 5.38%, excluding a non-recurring loss of $44,000 on the sale of other real estate owned during the second quarter in 1995. Employee salaries and benefits comprised $47,212 or 39.01% of the increase in non-interest expense. Net income for the quarter increased $392,540 or 16.09% over the comparable quarter in 1994.

During the six month period ended June 30, 1994 interest income increased $3,897,824 or 28.95% from the same period last year. The increases are attributable to both rate and volume increase. The prime rate during the six month period averaged 8.90% compared 6.825% during the same period in 1994. Gross loans outstanding averaged $275,520,000 compared to $250,094,000 last year, an increase of 10.17%. Investment income increased by $211,837 or 7.13% due to higher yields earned in the portfolio, which resulted from lower yielding investments maturing and reinvesting at higher market rates. The increase in interest expense, $1,811,700 or 41.30%, is attributable to lower yielding deposits maturing and reinvesting at higher rates, as well as a shift in lower yielding non-time deposits to higher yielding time deposits.

Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio. The delinquency ratio was 1.38% at June 30, 1995.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the six month period, management determined a charge to operation of $750,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At June 30, 1995 the loan loss reserve was 1.61% of net loans outstanding.

Non-interest income remained relatively flat with a decrease of $66,920 or 3.04% compared to $2,201,248 in 1994. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $198,814 in non-interest income. Additionally, sales of the guaranteed portion of small business administration loans produced $132,888 in other income. Also included in other income is a $5,675 gain on the sale of an investment held available for sale. The investment security was called at a premium which produced the gain. Other expenses increased $335,972 or 7.71%, excluding non-recurring losses on the sales of other real estate owned of $44,000 and $111,126 for the six months ended June 30, 1995 and 1994, respectively. Employee salaries and benefits comprised $214,382 or 63.81% of the increase in non-interest expense. The increases in salaries and benefits reflect general pay increases and increased costs in providing benefits. Net income for the six months ended June 30, 1995 increased $753,358 or 16.08% over the comparable period in 1994.

                          PART II   OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)      Exhibits
                          27 -- Financial Data Schedule (for SEC use only)

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

                                             Bank of Granite Corporation
                                                     (Registrant)




Date:    August 10, 1995
                                             /s/ Randall C. Hall
                                             ----------------------------------
                                             Randall C. Hall
                                             Vice President and Chief Financial
                                             and Principal Accounting Officer