Form 10-Q
period 1995-09-30
BANK OF GRANITE CORP
filed 1995-11-06
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  29549
                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               ----------------------------------------------
                                                    OR
[   ]    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                ---------------------------------------------
Commission file number                            0-15956
                       ------------------------------------------------------

                          Bank of Granite Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                     56-1550545
 ----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Post Office Box 128, Granite Falls, N. C.             28630
-----------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                                (704) 496-2000
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

Common stock, $1 par value - 5,984,136 shares outstanding as of November 2, 1995.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                        PAGE
-----                                                                        ----
PART I   FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
           September 30, 1995  and December 31, 1994                         3

         Consolidated Statements of Income
           Three Months Ended September 30, 1995
           and 1994, and Nine Months Ended
           September 30, 1995 and 1994                                       4

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1995
           and 1994                                                          5

         Notes to Consolidated Financial Statements                          7


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                          8

PART II  Other Information                                                   11

SIGNATURE                                                                    12


BANK OF GRANITE CORPROATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)                      SEPTEMBER 30,             December 31,
                                                                 1995                      1994
                                                            ---------------          ---------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                   $    20,533,872          $    18,490,835
  Federal funds sold                                              3,000,000                1,000,000
                                                            ---------------          ---------------
Total cash and cash equivalents                                  23,533,872               19,490,835
                                                            ---------------          ---------------
Investment securities:
  Available for sale, at fair value                              35,700,456               42,567,008
                                                            ---------------          ---------------
  Held to maturity, at amortized cost                            79,010,348               70,358,672
                                                            ---------------          ---------------
Loans                                                           296,420,667              269,851,459
  Allowance for loan losses                                      (4,862,770)              (3,996,491)
                                                            ---------------          ---------------
Net loans                                                       291,557,897              265,854,968
                                                            ---------------          ---------------
Premises and equipment, net                                       8,181,615                8,232,541
                                                            ---------------          ---------------
Accrued interest receivable                                       4,324,247                3,632,726
                                                            ---------------          ---------------
Other assets                                                      2,796,467                2,030,420
                                                            ---------------          ---------------
TOTAL                                                       $   445,104,902          $   412,167,170
                                                            ===============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                    $    69,322,426          $    66,963,099
  NOW accounts                                                   51,615,309               50,996,639
  Money market accounts                                          30,781,038               34,556,005
  Savings                                                        22,728,945               20,676,076
  Time deposits of $100,000 or more                              83,719,172               71,898,484
  Other time deposits                                           109,394,065               98,239,745
                                                             --------------          ---------------
Total deposits                                                  367,560,955              343,330,048
Securities sold under agreement to repurchase                     2,629,084                3,280,855
Other borrowed funds                                                      -                   21,000
Accrued interest payable                                          1,666,928                1,242,753
Other liabilities                                                 2,258,312                1,124,640
                                                            ---------------          ---------------
Total liabilities                                               374,115,279              348,999,296
                                                            ---------------          ---------------

SHAREHOLDERS'  EQUITY:
Common stock, $1.00 par value, authorized-
  10,000,000 shares; issued and outstanding-
  1995 - 5,983,668; 1994 - 5,958,209                              5,983,668                5,958,209
Capital surplus                                                  21,368,427               21,016,998
Retained earnings                                                43,368,985               36,918,039
Net unrealized gain (loss) on securities
  available for sale, net of deferred
  income taxes                                                      268,543                 (725,372)
                                                            ---------------          ---------------
Total shareholders' equity                                       70,989,623               63,167,874
                                                            ---------------          ---------------
TOTAL                                                       $   445,104,902          $   412,167,170
                                                            ===============          ===============


See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY                THREE MONTHS                      NINE MONTHS
CONSOLIDATED STATEMENTS OF INCOME (unaudited)           ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                      1995             1994             1995             1994
                                                  ------------      -----------      -----------      -----------
INTEREST INCOME:
Interest and fees on loans                         $7,639,685       $6,070,662       $22,121,089      $16,819,236
Federal funds sold                                     45,074           59,136           141,667          112,572
Investments:
   U.S. Treasury                                      236,643          231,416           738,000          719,521
   U.S. Government agencies                           500,324          462,901         1,478,450        1,393,623
   States and political subdivision                   712,266          683,722         2,109,652        2,029,066
   Other                                              160,272          108,315           466,912          315,816
                                                   ----------       ----------       -----------      -----------
Total interest income                               9,294,264        7,616,152        27,055,770       21,389,834
                                                   ----------       ----------       -----------      -----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                   1,222,843          807,902         3,503,455        2,118,738
Other time and savings deposits                     2,192,726        1,624,327         6,018,942        4,635,582
Federal funds purchased and securities
   sold under agreements to repurchase                 45,918           29,840           136,524           91,572
Other borrowed funds                                      189              635             1,369            3,726
                                                   ----------       ----------       -----------      -----------
Total interest expense                              3,461,676        2,462,704         9,660,290        6,849,618
                                                   ----------       ----------       -----------      -----------
NET INTEREST INCOME                                 5,832,588        5,153,448        17,395,480       14,540,216
PROVISION FOR LOAN LOSSES                             282,000          108,000         1,032,000          282,000
                                                   ----------       ----------       -----------      -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        5,550,588        5,045,448        16,363,480       14,258,216
                                                   ----------       ----------       -----------      -----------

OTHER INCOME:
Service charges on deposit accounts                   722,774          673,906         2,099,930        2,081,258
Other service fees and commissions                    231,118          338,566           741,957          896,614
Securities gains (losses), net                        (56,190)               -           (40,952)               -
Other                                                  56,550           26,599           287,645          262,447
                                                   ----------       ----------       -----------      -----------
Total other income                                    954,252        1,039,071         3,088,580        3,240,319
                                                   ----------       ----------       -----------      -----------

OTHER EXPENSES:
Salaries and wages                                  1,045,821        1,027,332         3,115,366        2,902,917
Profit-sharing and employee benefits                  254,291          259,089           796,194          780,570
Occupancy expense, net                                108,861          113,532           328,566          317,409
Equipment rentals, depreciation, and maintenance      161,786          211,127           522,131          580,366
Other                                                 631,463          695,498         2,176,509        2,193,014
                                                   ----------       ----------       -----------      -----------
Total other expenses                                2,202,222        2,306,578         6,938,766        6,774,276
                                                   ----------       ----------       -----------      -----------
INCOME BEFORE INCOME TAXES                          4,302,618        3,777,941        12,513,294       10,724,259
INCOME TAXES                                        1,379,000        1,316,000         4,152,000        3,578,000
                                                   ----------       ----------       -----------      -----------
NET INCOME                                         $2,923,618       $2,461,941       $ 8,361,294      $ 7,146,259
                                                   ==========       ==========       ===========      ===========

PER SHARE AMOUNTS:
Net income                                         $      .48       $      .41       $      1.40      $      1.19
                                                   ==========       ==========       ===========      ===========
Cash dividends                                     $      .12       $      .10       $       .34      $       .28
                                                   ==========       ==========       ===========      ===========
Book value                                                                           $     11.86      $     10.30
                                                                                     ===========      ===========

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                                   1995                  1994
                                                                      -----------           -----------
Increase (decrease ) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                   $26,456,392           $21,257,823
  Fees and commissions received                                         3,129,532             3,240,319
  Interest paid                                                        (9,236,115)           (6,777,209)
  Cash paid to suppliers and employees                                 (6,484,256)           (5,715,112)
  Income taxes paid                                                    (4,284,696)           (3,332,586)
                                                                      ------------          -----------
    Net cash provided by operating activities                           9,580,857             8,673,235
                                                                      ------------          -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale             8,486,063             6,000,000
  Procceds from maturities of securities held to maturity               8,145,000             8,575,000
  Proceeds from sales of securities available for sale                    894,378                      -
  Purchases of securities available for sale                           (2,042,394)           (7,630,795)
  Purchases of securities held to maturity                            (15,553,981)           (5,642,129)
  Net increase in loans                                               (27,215,410)          (20,090,595)
  Capital expenditures                                                   (451,621)           (1,578,718)
  Proceeds from sale of equipment                                             469                 3,087
  Proceeds from sale of other real estate owned                           175,000                     -
                                                                      ------------          -----------
    Net cash used in investing activities                             (27,562,496)          (20,364,150)
                                                                      ------------          -----------

Cash flows from financing activites:
  Net increase in demand deposits, NOW accounts
    and savings accounts                                                1,255,899             9,960,946
  Net increase in certificates of deposit                              22,975,008             3,567,983
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                       (651,771)              219,333
  Net decrease in other borrowed funds                                    (21,000)              (21,000)
  Net proceeds from issuance of common stock                              376,888               284,394
  Cash paid for fractional shares                                               -               (14,953)
  Dividends paid                                                       (1,910,348)           (1,641,658)
                                                                      ------------          -----------
    Net cash provided by financing activities                          22,024,676            12,355,045
                                                                      ------------          -----------

Net increase in cash and cash equivalents                               4,043,037               664,130
Cash and cash equivalents at beginning of period                       19,490,835            22,296,865
                                                                      ------------          -----------
Cash and cash equivalents at end of period                            $23,533,872           $22,960,995
                                                                      ===========           ===========

Reconciliation of net income to net cash
  provided by operating activities:
Net Income                                                            $  8,361,294          $ 7,146,259
                                                                      ------------          -----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                              501,345               471,190
Provision for loan losses                                               1,032,000               282,000
Premium amortization (discount accretion), net                             89,598               125,523


Net loss on sale of securities held available for sale                     40,952                      -
Loss on disposal of equipment                                                 733                22,130
Loss on sale of other real estate owned                                    44,000                     -
Increase (decrease) in taxes payable                                     (132,696)              245,414
Increase in accrued interest receivable                                  (688,976)             (257,534)
Increase in accrued interest payable                                      424,175                72,409
(Increase) decrease in other assets                                       (47,531)              168,803
Increase (decrease) in other liabilities                                  (44,037)              397,041
                                                                      ------------          -----------
  Total adjustments                                                     1,219,563             1,526,976
                                                                      ------------          -----------
Net cash provided by operating activites                              $  9,580,857          $ 8,673,235
                                                                      ============          ===========

Supplemental Disclosure of Non-Cash Transactions:
Change in net unrealized gains (losses) on securities
  held available for sale                                             $ 1,491,458           $  (711,740)
Securities purchased, not yet settled                                   1,307,860               195,000
Securities matured, funds not yet settled                               1,100,000                     -
Transfer from loans to other real estate owned                            261,481                     -
Transfer from retained earnings to capital stock for stock split                -             1,190,958

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of September 30, 1995 and December 31, 1994, and the results of their operations for the three and nine month periods ended September 30, 1995 and 1994, and their cash flows for the nine month periods ended September 30, 1995 and 1994.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1994 Annual Report to Shareholders on file with the Securities and Exchange Commission.

         The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding of 6,002,017 and 5,990,678 for the three month periods ended September 30, 1995 and 1994, respectively; and 5,993,883 and 5,983,959 for the nine month periods ended September 30, 1995 and 1994, respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 1995 and December 31, 1994 was $46,880,000 and $50,230,000, respectively. Additionally, standby letters of credit of approximately $3,385,000 and $2,938,000 were outstanding at September 30, 1995 and December 31, 1994, respectively. Management does not anticipate any significant losses to result from these transactions.

4. Effective January 1, 1995 the Company adopted a new accounting standard issued by the financial Accounting Standards Board ("FASB"), "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) (subsequently amended by SFAS No. 118). The Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. The implementation of the Statement did not have a material impact on the financial position or results of operations.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 1995 COMPARED WITH DECEMBER 31, 1994

Total assets increased $32,937,732 from December 31, 1994 to September 30, 1995. This 7.99% of growth in assets resulted primarily from an increase in deposits of $24,230,907 or 7.06% and the reinvestment of $8,361,294 of net earnings. As a result, cash and cash equivalents increased $4,043,037, and gross loans reflected a healthy growth of $26,569,208 or 9.85%. Securities increased by $148,244, excluding unrealized gains of $442,264 and unrealized losses of $1,194,616 on held available for sale securities September 30, 1995 and December 31, 1994, respectively. Non-time deposits increased $1,255,899 or
 .73%, while time deposits increased $22,975,008 or 13.50%. The growth in time deposits reflects interest sensitive customers shifting their funds from lower interest-bearing accounts to higher yielding time deposits as well as a customer return from annuities and mutual funds to the higher yielding certificates of deposit. The loan-to-deposits ratios were 80.65% and 78.60% on September 30, 1995 and December 31, 1994, respectively. Other liabilities increased $1,133,672. Of this amount $132,696 represented a decrease in income taxes payable and an accrual of $1,310,405 for securities purchased but not yet settled. Common stock outstanding increased by 25,459 shares due to the exercise of stock options and provided cash of $376,888. Retained earnings reflect the payment of $1,910,348 in cash dividends and earnings of $8,361,294. The Company had a change in unrealized gains (losses), net of deferred income taxes, of $993,915 on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED
WITH THE SAME PERIOD IN 1994 AND
FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 1995 COMPARED WITH THE SAME
PERIOD IN 1994

During the three month period ended September 30, 1995 interest income increased $1,678,112 or 22.03% from the same period last year. The increases are attributable to both rate and volume increases. The prime rate during the three month period averaged 8.77% compared to 7.50% during the same period in 1994. Gross loans averaged $293,225,000 compared to $259,205,000 last year, an increase of 13.12%. Investment income increased by $123,151 or 8.29% due to lower yielding bonds maturing and reinvesting at higher rates. The increase in interest expense, $998,972 or 40.56%, is attributable to lower yielding deposits maturing and reinvesting at higher yields, as well as a shift in deposits from lower yielding non-time deposits to higher yielding time deposits.

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

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the quarter, management determined a charge to operation of $282,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At September 30, 1995 the loan loss reserve was 1.67% of net loans outstanding.

Non-interest income remained relatively flat with a decrease of $28,629 or 2.76%, excluding securities losses of $56,190, compared to $1,039,071 in 1994. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $107,770, in non-interest income during the quarter compared to $107,486 last year. Additionally, the gain on the sale of the guaranteed portion of small business administration loans produced $19,088 in income. During the third quarter the bank incurred a loss of $56,190 on the sale of an investment held available for sale. The investment, a mutual fund, was acquired in 1987. The fund was sold in response to deteriorations in both rate and market value. During the third quarter the bank received a refund from the FDIC for insurance premiums in the amount of $214,968. This refund reflects the recapitalization of the Bank Insurance Fund and a corresponding adjustment in the rate at which payments were made. The bank previously paid 23c. for each $100 on deposit. The new rate, at which the assessment was retroactively adjusted, is now 04c. per $100 in deposit. Other expenses increased by $110,612 or 4.80%, excluding the FDIC assessment refund. Net income increased by $461,677 or 18.76% over the comparable quarter in 1994.

During the nine month period ended September 30, 1995 interest income increased $5,665,936 or 26.49% from the same period last year. The increases are attributable to both rate and volume increase. The prime rate during the nine month period averaged 8.54% compared 7.00% during the same period in 1994. Gross loans outstanding averaged $279,981,000 compared to $253,152,000 last year, an increase of 10.60%. Investment income increased by $334,988 or 7.51% due to higher yields earned in the portfolio, which resulted from lower yielding investments maturing and reinvesting at higher market rates. The increase in interest expense, $2,810,672 or 41.03%, is attributable to lower yielding deposits maturing and reinvesting at higher rates, as well as a shift in lower yielding non-time deposits to higher yielding time deposits.

Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio. The delinquency ratio was 1.54% at September 30, 1995.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the nine month period, management determined a charge to operation of $1,032,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At September 30, 1995 the loan loss reserve was 1.67% of net loans outstanding.

Non-interest income remained relatively flat with a decrease of $110,787 or 3.42%, excluding a realized loss of $40,952 on the sale of investments held available for sale compared to $3,240,319 in 1994. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $306,584 in non-interest income. Additionally, sales of the guaranteed portion of small business administration loans produced $151,976 in other income. Other expenses increased $446,584 or 6.70%, excluding non-recurring losses on the sales of other real estate owned of $44,000 and $111,126 for the nine months ended September 30, 1995 and 1994, respectively and a $214,968 refund from the FDIC. The refund reflects the recapitalization of the Bank Insurance Fund and a corresponding adjustment in rate at which payments were made. Employee salaries and benefits comprised $228,073 or 51.07% of the increase in non-interest expense. The increases in salaries and benefits reflect general pay increases and increased costs in providing benefits. Net income for the nine months ended September 30, 1995 increased $1,215,035 or 17.00% over the comparable period in 1994.

                          PART II   OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)      Exhibits
                          27 - Financial Data Schedule (for SEC use only)

         B)      Reports on Form 8-K
                 No reports on Form 8-K have been filed for the quarter ended September 30, 1995.

                          Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Bank of Granite Corporation
                                                  (Registrant)




Date:    November 2, 1995                 /s/Randall C. Hall
                                          -----------------------------------
                                          Randall C. Hall
                                          Vice President and Chief Financial
                                          and Principal Accounting Officer