Form 10-K405
period 1995-12-31
BANK OF GRANITE CORP
filed 1996-03-27
CIK 810689

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)
For the fiscal year ended             December 31, 1995
                         ------------------------------------------------------
                                     OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the transition period from                      to
                              ---------------------    -------------------------

Commission file number                   0-15956
                       ---------------------------------------------------------

                         Bank of Granite Corporation
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         North Carolina                                  56-1550545
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
P.O. Box 128, Granite Falls, N.C.                          28630
--------------------------------------      ------------------------------------
(Address of principal executive             (Zip Code)
           offices)

Registrant's telephone number, including area code  (704) 496-2000
                                                   -----------------------------

         Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered

        Common Stock                                   NASDAQ
 --------------------------         -------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.00 par value
           ------------------------------------------------------
                              (Title of class)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 07, 1996 was $176,568,858.

  As of March 11, 1996, the Registrant had outstanding 5,985,385 shares of Common Stock, $1.00 par value.

                      Documents Incorporated by Reference

  PARTS I AND II: Annual Report to Shareholders for the fiscal year ended December 31, 1995 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

  PART III: Definitive Proxy Statement dated March 14, 1996 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Shareholders.

                       FORM 10-K CROSS-REFERENCE INDEX

                                                                                 ANNUAL              PROXY
                                                                                 REPORT              REPORT
                                                                                  1995                1996
         PART I                                                                   PAGE                PAGE

Item 1   Business
         Executive Officers of the Registrant                                      None
Item 2   Properties                                                                None
Item 3   Legal Proceedings                                                         None
Item 4   Submission of Matters to a Vote of Security Holders                       None

         PART II

Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters                                                     2 & 18                I- 3
Item 6   Selected Financial Data                                                     14
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                                   II- 1 - II-11
Item 8   Financial Statements and Supplementary Data                                          II-12 - II-34
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                       None

         PART III

Item 10  Directors and Executive Officers of the Registrant                                            I- 7
Item 11  Executive Compensation                                                                I- 8 -  I-12
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                                            I- 3 &  I- 7
Item 13  Certain Relationships and Related Transactions                                                I-15

         PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Forms 8-K                                                                         II-12 - II-34


                                     PART I

ITEM 1-BUSINESS

Bank of Granite Corporation (the "Registrant") is a Delaware Corporation organized June 1, 1987 as a holding company. The Registrant currently engages in no operations other than the ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina in 1906. The Registrant conducts its business from ten banking offices located in Caldwell, Catawba, and Burke counties in North Carolina. As of December 31, 1995, the Bank was the ninth largest bank in North Carolina.

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

There are six other commercial banks located in the Bank's service area in Caldwell County and one credit union. The most recent FDIC figures available indicate that Bank of Granite has funds on deposit amounting to 23% of the total commercial bank deposits in Caldwell County as of June 30, 1995.

There are seven other commercial banks and eight credit unions located in the Bank's service area in Catawba County. The most recent FDIC figures available show that Bank of Granite's deposits comprise 13% of the total commercial bank deposits in Catawba County as of June 30, 1995.

On July 10, 1989 Bank of Granite opened a full service office in Morganton. Competing in the same service area are five other commercial banks, five credit unions, and one savings and loan bank. The most recent FDIC figures available show that Bank of Granite's deposits comprise 4% of the total commercial bank deposits in Burke County as of June 30, 1995.

EMPLOYEES

As of December 31, 1995, Bank of Granite had 171 full-time equivalent employees. The Registrant considers its relationship with its employees to be excellent.

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

While the Registrant is not presently subject to any regulatory restrictions on dividends, the Registrant's ability to pay dividends will depend to a large extent on the amount of dividends paid by the Bank and any other subsequently acquired entities. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 1995, the Bank had undivided profits of approximately $60.0 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 1995 this ratio was 15.74%, leaving approximately $32.7 million of the Bank's undivided profits available for the payment of dividends. The Bank is, and such other entities may be, subject to regulatory restrictions on the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 1995, the Company's tier 1 ratio and capital ratio to risk-adjusted assets was 21.3% and 22.7% respectively. The Company's leverage ratio at December 31, 1995 was 16.9%. The Company is in compliance with all regulatory capital requirements.

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

The following schedule should be read in conjunction with Provision and Allowances for Loan Losses in the proxy statement on page II-9.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             December 31,
($ in thousands)

                      1995                    1994                    1993                    1992                    1991
              ---------------------   ----------------------   ---------------------   ---------------------   ---------------------
                       PERCENT OF                PERCENT OF             PERCENT OF               PERCENT OF              PERCENT OF
                        LOANS TO                  LOANS TO               LOANS TO                 LOANS TO                LOANS TO
               AMOUNT  TOTAL LOANS    AMOUNT     TOTAL LOANS   AMOUNT   TOTAL LOANS    AMOUNT   TOTAL LOANS    AMOUNT    TOTAL LOANS
               ------  -----------    ------     -----------   ------   -----------    ------   -----------    ------    -----------
Commercial     $2,717      39.9%      $2,398         43.4%      $1,667      45.6%      $1,462      53.0%       $1,157        58.3%
Real Estate     1,259      48.2%       1,106         44.3%       1,138      42.3%         983      35.6%          446        28.9%
Consumer          498      11.8%         400         12.3%         617      12.0%         455      11.3%          445        12.6%
All Other Loans     0         0%           0           .0%           1        .1%           1        .1%            2          .2%
Unallocated       171        .1%          92           N/A         180        N/A         490        N/A          941          N/A
               ------   --------      ------      --------      ------   --------      ------   --------       ------     --------
Total          $4,645     100.0%      $3,996        100.0%      $3,603     100.0%      $3,391     100.0%       $2,991        100.0%
               ======   ========      ======      ========      ======   ========      ======   ========       ======     ========


QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for the years ended December 31,


                                   FIRST            SECOND             THIRD            FOURTH
1995                              QUARTER           QUARTER           QUARTER           QUARTER
------------------------------------------------------------------------------------------------
Interest income                 $8,600,271        $9,161,235        $9,294,264        $9,511,200
Interest expense                 2,893,625         3,304,989         3,461,676         3,541,248
Provision for loan losses          440,000           310,000           282,000            85,000
                                ----------        ----------        ----------        ----------
Net interest income after
  provision for loan losses      5,266,646         5,546,246         5,550,588         5,884,952
Other income                     1,064,443         1,069,885           954,252         1,032,285
Other expenses                   2,321,276         2,415,268         2,202,222         2,315,055
                                ----------        ----------        ----------        ----------
Income before income taxes       4,009,813         4,200,863         4,302,618         4,602,182
Income taxes                     1,404,000         1,369,000         1,379,000         1,446,532
                                ----------        ----------        ----------        ----------
Net income                      $2,605,813        $2,831,863        $2,923,618        $3,155,650
                                ==========        ==========        ==========        ==========

Earnings per share              $      .44        $      .47        $      .49        $      .52
                                ==========        ==========        ==========        ==========


                                   FIRST            SECOND             THIRD            FOURTH
1994                              QUARTER           QUARTER           QUARTER           QUARTER
------------------------------------------------------------------------------------------------
Interest income                 $6,597,534        $7,176,148        $7,616,152        $8,183,568
Interest expense                 2,148,447         2,238,467         2,462,704         2,664,678
Provision for loan losses           30,000           144,000           108,000           422,000
                                ----------        ----------        ----------        ----------
Net interest income after
  provision for loan losses      4,419,087         4,793,681         5,045,448         5,096,890
Other income                     1,144,377         1,056,871         1,039,071         1,016,178
Other expenses                   2,217,469         2,250,229         2,306,578         2,372,529
                                ----------        ----------        ----------        ----------
Income before income taxes       3,345,995         3,600,323         3,777,941         3,740,539
Income taxes                     1,101,000         1,161,000         1,316,000         1,044,525
                                ----------        ----------        ----------        ----------
Net income                      $2,244,995        $2,439,323        $2,461,941        $2,696,014
                                ==========        ==========        ==========        ==========

Earnings per share              $      .38        $      .40        $      .41        $      .45
                                ==========        ==========        ==========        ==========

ITEM 2-PROPERTIES

Bank of Granite owns all of its properties which are listed below.

GRANITE FALLS, NC
Granite Falls office (home office)- 8,735 square foot building located on a 1.2 acre lot.

A masonry and frame storage building containing 735 square feet with an adjoining 100' x 221' lot.

Operations Center - 70' x 168' building containing 11,769 square foot which is located on a 1.05 acre lot.

15' x 25' building which houses our print shop.

LENOIR, NC
Lenoir office - building is approximately 7,400 square feet.

Whitnel office - building is approximately 2,530 square feet located on a lot containing 45,500 square feet.

Hibriten office - building is approximately 2,480 square feet situated on 2.10 acres of land.

HUDSON, NC
Hudson office - building is approximately 4,235 square feet located on a 4.10 acre lot.

HICKORY, NC

Hickory office - 54' x 81' structure containing 9,515 square feet situated on a 100' x 200' lot.

Bank of Granite Plaza - two story building with two sections. One section contains approximately 7,520 square feet, the other section contains 7,572 square feet.

Newton office - 43' x 84' structure located on a 200' x 200' lot.

Springs Road office - 43' x 84' structure located on a 1.6 acre lot.

Viewmont office - approximately 4,200 square feet located on a two acre lot leased by the Bank with an option to purchase at a later date.

MORGANTON, NC
Morganton office - contains approximately 5,400 square feet with a 25' x 120' lot.


ITEM 3-LEGAL PROCEEDINGS

There were no significant legal proceedings outstanding at December 31, 1995.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the Fourth Quarter of the Company's fiscal year.

                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDERS' MATTERS

The information required by this item is set forth on Pages 2 and 18 on the Company's 1995 ANNUAL REPORT TO SHAREHOLDERS under the headings "Market and Dividend Summary" and "Shareholder Information", and respectively, on Page I-3 of the 1996 PROXY STATEMENT under the heading "Principal Holders of Voting Securities." The above information is incorporated by reference.

ITEM 6-SELECTED FINANCIAL DATA

The information required by this item is set forth on Page 14 in the Company's 1995 ANNUAL REPORT TO SHAREHOLDERS under the heading "Selected Financial Data" of which information is incorporated herein by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on Pages II-1 through II-11 in the Company's 1996 PROXY STATEMENT under the heading "Managements Discussion and Analysis", which is incorporated herein by reference.

ITEM 8-FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Consolidated financial statements, and notes thereto and the independent auditors' report on Pages II-12 through II- 34 of the 1996 PROXY STATEMENT for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on Page I-7 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 1996 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

The information required by this item is set forth on Pages I-8 through I-12 in the definitive proxy materials of the Company filed in connection with its 1996 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

The information required by this item is set forth on Pages I-3 and I-7 in the definitive proxy materials of the Company filed in connection with its 1996 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on Page I-15 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 1996 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                    PART IV



ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
     ON FORM 8-K

1.   Financial Statements
     The information required by this item is set forth on Pages II-12 through II-34 in the Company's 1996 PROXY STATEMENT TO SHAREHOLDERS, which is incorporated herein by reference.

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

      Signature                                      Title                                   Date
s/John A. Forlines, Jr.                       Chairman and Chief                        March 11, 1996
-----------------------                        Executive Officer
John A. Forlines, Jr.

s/Randall C. Hall                             Vice President and                        March 11, 1996
-----------------------                        Chief Financial
Randall C. Hall                                Officer and Principal
                                               Accounting Officer

s/John N. Bray                                Director                                  March 11, 1996
-----------------------
John N. Bray

s/Robert E. Cline                             Director                                  March 11, 1996
-----------------------
Robert E. Cline

s/John A. Forlines, Jr.                       Director                                  March 11, 1996
-----------------------
John A. Forlines, Jr.

s/Barbara F. Freiman                          Director                                  March 11, 1996
-----------------------
Barbara F. Freiman

s/Myron L. Moore, Jr.                         Director                                  March 11, 1996
-----------------------
Myron L. Moore, Jr.

s/Charles M. Snipes                           Director                                  March 11, 1996
-----------------------
Charles M. Snipes

s/Boyd C. Wilson, Jr.                         Director                                  March 11, 1996
-----------------------
Boyd C. Wilson, Jr.