Form 10-Q
period 1996-03-31
BANK OF GRANITE CORP
filed 1996-05-09
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  29549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended             March 31, 1996
                                 -------------------------------------------
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to
                                -------------------     ---------------------
Commission file number                  0-15956
                       ------------------------------------------------------
                          Bank of Granite Corporation
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          56-1550545
- -----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

Post Office Box 128, Granite Falls, N.C.                             28630
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                (704) 496-2000
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

Common stock, $1 par value - 5,998,575  shares outstanding as of May 3, 1996.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                        PAGE
- -----                                                                        ----
PART I   FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                                3

         Consolidated Statements of Income
           Three Months Ended March 31, 1996
           and 1995                                                            4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996
           and 1995                                                            5

         Notes to Consolidated Financial Statements                            6


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                            7

PART II  Other Information                                                     9

SIGNATURE                                                                     10


BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                MARCH 31,             DECEMBER 31,

                                                                  1996                   1995
                                                            ---------------          -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                   $   21,717,184           $   19,621,179
  Federal funds sold                                            5, 500,000                1,500,000
                                                            --------------           --------------
Total cash and cash equivalents                                 27,217,184               21,121,179
                                                            --------------           --------------
Investment securities:
  Available for sale, at fair value                             48,772,692               50,129,581
                                                            --------------           --------------
  Held to maturity, at amortized cost                           74,221,965               74,141,480
                                                            --------------           --------------
Loans                                                          302,854,729              301,685,399
  Allowance for loan losses                                     (4,847,378)              (4,644,725)
                                                            --------------           --------------
Net loans                                                      298,007,351              297,040,674
                                                            --------------           --------------
Premises and equipment, net                                      8,144,205                8,153,776
                                                            --------------           --------------
Accrued interest receivable                                      4,665,906                4,201,673
                                                            --------------           --------------
Other assets                                                     2,869,256                1,663,969
                                                            --------------           --------------
TOTAL                                                       $  463,898,559           $  456,452,332
                                                            ==============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                    $   71,043,665           $   72,686,095
  NOW accounts                                                  54,972,214               56,047,252
  Money market accounts                                         27,955,552               27,341,113
  Savings                                                       22,488,610               21,355,568
  Time deposits of $100,000 or more                             87,464,651               84,145,051
  Other time deposits                                          115,849,808              115,468,065
                                                            --------------           --------------
Total deposits                                                 379,774,500              377,043,144
Securities sold under agreement to repurchase                    3,699,480                2,982,870
Accrued interest payable                                         1,674,463                1,872,764
Other liabilities                                                3,082,862                  933,303
                                                            --------------           --------------
Total liabilities                                              388,231,305              382,832,081
                                                            --------------           --------------

SHAREHOLDERS'  EQUITY:
Common stock, $1.00 par value, authorized-
  10,000,000 shares; issued and outstanding-
  1996 - 5,987,337; 1995 - 5,984,604                             5,987,337                5,984,604
Capital surplus                                                 21,413,868               21,378,741
Retained earnings                                               48,034,883               45,806,595
Net unrealized gain (loss) on securities
  available for sale, net of deferred
  income taxes                                                     231,166                  450,311
                                                            --------------           --------------
Total shareholders' equity                                      75,667,254               73,620,251
                                                            --------------           --------------
TOTAL                                                       $  463,898,559           $  456,452,332
                                                            ==============           ==============

See notes to consolidated financial statements.


BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,                                     1996                    1995
                                                                      ----------             ------------


INTEREST INCOME:
Interest and fees on loans                                          $  7,552,316             $  7,000,736
Federal funds sold                                                        69,913                   13,639
Investments:
   U.S. Treasury                                                         222,938                  253,680
   U.S. Government agencies                                              591,102                  478,222
   States and political subdivision                                      753,392                  702,466
   Other                                                                 172,459                  151,528
                                                                    ------------             ------------
Total interest income                                                  9,362,120                8,600,271
                                                                    ------------             ------------

INTEREST EXPENSE:
Time deposits of 100,000 or more                                       1,210,056                1,034,348
Other time and savings deposits                                        2,273,655                1,804,110
Federal funds purchased and securities
   sold under agreements to repurchase                                    44,091                   54,504
Other borrowed funds                                                         156                      663
                                                                    ------------             ------------
Total interest expense                                                 3,527,958                2,893,625
                                                                    ------------             ------------
NET INTEREST INCOME                                                    5,834,162                5,706,646
PROVISION FOR LOAN LOSSES                                                185,000                  440,000
                                                                    ------------             ------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                     5,649,162                5,266,646
                                                                    ------------             ------------

OTHER INCOME:
Service charges on deposits accounts                                     705,755                  679,236
Other service fees and commissions                                       255,835                  249,864
Securities gains                                                               -                    5,675
Other                                                                    286,323                  129,668
                                                                    ------------             ------------
Total other income                                                     1,247,913                1,064,443
                                                                    ------------             ------------

OTHER EXPENSES:
Salaries and wages                                                     1,151,028                1,030,713
Profit sharing and employee benefits                                     381,214                  321,802
Occupancy expense, net                                                    99,443                  113,957
Equipment rentals, depreciation, and maintenance                         198,620                  172,686
Other                                                                    605,329                  682,118
                                                                    ------------             ------------
Total other expenses                                                   2,435,634                2,321,276
                                                                    ------------             ------------
INCOME BEFORE INCOME TAXES                                             4,461,441                4,009,813
INCOME TAXES                                                           1,515,000                1,404,000
                                                                    ------------             ------------
NET INCOME                                                          $  2,946,441             $  2,605,813
                                                                    ============             ============

PER SHARE AMOUNTS:
Net income                                                          $        .33             $        .29
                                                                    ============             ============
Cash dividends                                                      $        .08             $        .07
                                                                    ============             ============
Book Value                                                          $      12.64             $      11.02
                                                                    ============             ============

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31                                      1996              1995
                                                                    --------------    -------------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                 $   8,953,875     $  8,208,404
  Fees and commissions received                                         1,247,913        1,058,768
  Interest paid                                                        (3,726,259)      (2,799,106)
  Cash paid to suppliers and employees                                 (2,534,162)      (3,159,096)
  Income taxes paid                                                      (526,797)        (329,696)
                                                                    -------------     ------------
    Net cash provided by operating activities                           3,414,570        2,979,274
                                                                    -------------     ------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale             5,100,000        2,051,500
  Procceds from maturities of securities held to maturity               3,215,000        1,570,000
  Purchases of securities available for sale                           (4,082,827)      (1,416,696)
  Purchases of securities held to maturity                             (2,990,938)        (999,375)
  Net increase in loans                                                (1,151,677)      (7,472,294)
  Capital expenditures                                                   (175,796)         (36,387)
                                                                    -------------     ------------
    Net cash used in investing activities                                 (86,238)      (6,303,252)
                                                                    -------------     ------------
Cash flows from financing activites:
    Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                 (969,987)         324,202
  Net increase in certificates of deposit                               3,701,343        5,490,438
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                        716,610         (463,530)
  Net decrease in other borrowed funds                                          -          (21,000)
  Net proceeds from issuance of common stock                               37,860           62,383
  Dividends paid                                                         (718,153)        (595,821)
                                                                    -------------     ------------
    Net cash provided by financing activities                           2,767,673        4,796,672
                                                                    -------------     ------------
Net increase (decrease) in cash and cash equivalents                    6,096,005        1,472,694
Cash and cash equivalents at beginning of period                       21,121,179       19,490,835
                                                                    -------------     ------------
Cash and cash equivalents at end of period                          $  27,217,184     $ 20,963,529
                                                                    =============     ============

Reconciliation of net income to net cash
    provided by operating activities:
Net Income                                                          $   2,946,441     $  2,605,813
                                                                    -------------     ------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation                                                              185,367          169,064
Provision for loan losses                                                 185,000          440,000
Premium amortization (discount accretion), net                             37,387           30,377
Gains on sales of securities available for sale                                 -           (5,675)
Increase in taxes payable                                                 988,203        1,074,304
Increase in accrued interest receivable                                  (445,632)        (422,244)
Increase (decrease) in accrued interest payable                          (198,301)          94,519
Increase in other assets                                                  (86,598)        (595,447)
Decrease in other liabilities                                            (197,297)        (411,437)
                                                                    -------------     ------------
    Total adjustments                                                     468,129          373,461
                                                                    -------------     ------------
Net cash provided by operating activites                            $   3,414,570     $  2,979,274
                                                                    =============     ============

Supplemental Disclosure of Non-Cash Transactions:
Transfers of loans to other realestate owned                                    -          219,000
Change in net unrealized gain (loss) on securities available for sale    (337,834)         712,376
Matured securities held to maturity, funds not yet collected            1,000,000                -
Purchased securities available for sale, not yet settled                1,340,052                -



See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of March 31, 1996 and December 31, 1995, and the results of their operations for the three month periods ended March 31, 1996 and 1995, and their cash flows for the three month periods ended March 31, 1996 and 1995.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1995 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,016,402 and 8,979,900, adjusted for a 3 for 2 stock split declared on April 22, 1996 for shareholders of record as of May 10, 1996 and payable on May 31, 1996, for the three month periods ended March 31, 1996 and 1995, respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at March 31, 1996 and December 31, 1995 was $55,193,000 and $50,276,000, respectively. Additionally, standby letters of credit of approximately $1,885,000 and $3,568,000 were outstanding at March 31, 1996 and December 31, 1995, respectively. Management does not anticipate any significant losses to result from these transactions.

4. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of." It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The implementation of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.

5. In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
MARCH 31, 1996 COMPARED WITH DECEMBER 31, 1995

Total assets increased $7,446,227 from December 31, 1995 to March 31, 1996. This 1.63% of growth in assets resulted primarily from an increase in deposits of $2,731,356 or .72% and the reinvestment of $2,946,441 of net earnings. As a result, cash and cash equivalents increased $6,096,005, and gross loans reflected a modest growth of $1,169,330 or .39%. Securities decreased by $938,570, excluding unrealized gains on available for sale securities of $403,784 and $741,618, at March 31, 1996 and December 31, 1995, respectively. Other assets increased $1,205,287. Of this amount $1,000,000 represents a matured investment for which funds had not been collected from the paying agent. Deposits revealed an increase of $2,731,356 or .72%. Non-time deposits decreased $969,987 or .55%, while time deposits increased $3,701,343 or 1.85%. The growth in time deposits reflects interest sensitive customers shifting their funds from lower interest-bearing accounts to higher yielding time deposits as well as normal growth. The loan-to-deposits ratios were 79.75% and 80.01% on March 31, 1996 and December 31, 1995, respectively. Other liabilities increased $2,149,559. Of this amount $1,358,653 represents an accrued liability for securities purchased but not yet settled and $988,203 for accrued income taxes. Common stock outstanding increased by 2,733 shares due to the exercise of stock options and provided cash of $37,860. Retained earnings reflect the payment of $718,153 in cash dividends and earnings of $2,946,441. The Company had a $231,166 unrealized gain, net of deferred income taxes, on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 1996
COMPARED WITH THE SAME PERIOD IN 1995

Increases in interest income are primarily attributable to increases in volume. Gross loans increased by .39% while the prime rate decreased by approximately 50 basis points over the comparable quarter in 1995. The increase in interest expense is attributable to increases in interest bearing time deposits, as well as a shift in deposits from lower yielding non-time deposits to higher yielding time deposits.

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals which are susceptible to rapid changes because of changing economic conditions and the economic prospects of borrowers. The bank's delinquency ratio was 1.14% compared to 1.79% on March 31, 1996 and 1995, respectively. During the quarter, management charged $185,000 to operations for the addition to the allowance for loan losses during the first quarter. At March 31, 1996 the loan loss reserve was 1.63% of net loans outstanding.

At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $646,139 ($312,209 of which is on a nonaccrual basis). The average recorded balance of impaired loans during 1996 is not significantly different from the balance at March 31, 1996. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $347,038 at March 31, 1996. For the quarter ended March 31, 1996, the Bank recognized interest income on those impaired loans of approximately $8,102.

Non-interest income increased $183,470 or 17.24% compared to $1,064,443 in 1995. The increase reflects higher volumes in the bank's non-traditional banking services. Fees from the origination of mortgage loans increased by $33,794 to $100,040, while gains on the sales of the guaranteed portion of Small Business Administration loans increased $62,921 to $199,446. Other expenses increased by $225,905 or 10.22%, excluding a non-recurring loss of $111,547 on the sale of other real estate owned during 1994. Employee salaries and benefits comprised $179,727 or 79.56% of the increase in non-interest expense. The increase in salaries and benefits reflects general pay increases and increased costs in providing benefits.

                          PART II   OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

         Bank of Granite Corporation's Annual Shareholders Meeting was held on April 22, 1996. Submission of matters to be voted upon resulted in the following:

1. Approved an amendment to the Certificate of Incorporation which effectively increases the authorized common stock from 10,000,000 to 15,000,000 shares.

2. Members of the Corporation's Board of Directors were reelected to serve until the next annual meeting. They are John A. Forlines, Jr., Charles M. Snipes, John N. Bray, Robert E. Cline, Barbara F. Freiman, Myron L. Moore, Jr., and Boyd C. Wilson, Jr.

3. Shareholders ratified the selection of Deloitte & Touche LLP as the Corporation's independent auditors for the year ending December 31, 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)      Exhibits
                         27 - Financial Data Schedule (For SEC use only)

         B)      Reports on Form 8-K
                         No reports on Form 8-K have been filed for the quarter ended March 31, 1996.

                         Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Bank of Granite Corporation
                                               (Registrant)




Date:    May 3, 1996                    /s/ Randall C. Hall
                                        ---------------------------------
                                        Randall C. Hall Vice
                                        President and Chief Financial
                                        and Principal Accounting Officer