Form 10-Q
period 1996-06-30
BANK OF GRANITE CORP
filed 1996-08-08
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  29549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               -------------------------------------------------
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                       to
                                ----------------------   -----------------------
Commission file number                     0-15956
                       ---------------------------------------------------------
                          Bank of Granite Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   56-1550545
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Post Office Box 128, Granite Falls, N.C.                              28630
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (704) 496-2000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

Common stock, $1 par value - 9,003,974 shares outstanding as of August 5, 1996.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY


INDEX                                                   PAGE
- -----                                                   ----
PART I    FINANCIAL INFORMATION:

Financial Statements:

      Consolidated Balance Sheets
       June 30, 1996  and December 31, 1995               3

      Consolidated Statements of Income
       Three Months Ended June 30, 1996
       and 1995, and Six Months Ended
       June 30, 1996 and 1995                             4

      Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1996 and
       1995                                               5

      Notes to Consolidated Financial Statements          7


Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                          8

PART II      Other Information                           11

SIGNATURE                                                12

BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                          JUNE 30,            DECEMBER 31,
                                                            1996                 1995
                                                         ----------           ------------
ASSETS:
Cash and cash equivalents:
 Cash and due from banks                                $ 24,579,943          $ 19,621,179
 Federal funds sold                                        5,500,000             1,500,000
                                                        ------------          ------------
Total cash and cash equivalents                           30,079,943            21,121,179
                                                        ------------          ------------
Investment securities:
 Available for sale, at fair value                        53,406,660            50,129,581
                                                        ------------          ------------
 Held to maturity, at amortized cost                      78,279,801            74,141,480
                                                        ------------          ------------
Loans                                                    307,201,358           301,685,399
 Allowance for loan losses                                (4,877,055)           (4,644,725)
                                                        ------------          ------------
Net loans                                                302,324,303           297,040,674
                                                        ------------          ------------
Premises and equipment, net                                8,162,572             8,153,776
                                                        ------------          ------------
Accrued interest receivable                                4,294,749             4,201,673
                                                        ------------          ------------
Other assets                                               2,826,393             1,663,969
                                                        ------------          ------------
TOTAL                                                   $479,374,421          $456,452,332
                                                        ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand                                                 $ 74,086,377          $ 72,686,095
 NOW accounts                                             56,457,119            56,047,252
 Money market accounts                                    30,626,620            27,341,113
 Savings                                                  23,081,600            21,355,568
 Time deposits of $100,000 or more                        88,853,426            84,145,051
 Other time deposits                                     118,909,734           115,468,065
                                                         -----------          ------------
Total deposits                                           392,014,876           377,043,144
Securities sold under agreement to repurchase              4,423,501             2,982,870
Accrued interest payable                                   1,793,257             1,872,764
Other liabilities                                          3,172,348               933,303
                                                         -----------          ------------
Total liabilities                                        401,403,982           382,832,081
                                                         -----------          ------------

SHAREHOLDERS'  EQUITY:
Common stock, $1.00 par value, authorized-
 15,000,000 shares; issued and outstanding-
 1996 - 9,003,974; 1995 - 5,984,604                        9,003,974             5,984,604
Capital surplus                                           21,613,661            21,378,741
Retained earnings                                         47,410,949            45,806,595
Net unrealized gain (loss) on securities
 available for sale, net of deferred
 income taxes                                                (58,145)              450,311
                                                         -----------          ------------
Total shareholders' equity                                77,970,439            73,620,251
                                                         -----------          ------------
TOTAL                                                   $479,374,421          $456,452,332
                                                        ============          ============

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY              THREE MONTHS                    SIX MONTHS
CONSOLIDATED STATEMENTS OF INCOME (unaudited)           ENDED JUNE 30                  ENDED JUNE 30
                                                     1996           1995           1996           1995
                                                  -----------    ----------    ------------    -----------
INTEREST INCOME:
Interest and fees on loans                         $7,650,048    $7,480,668     $15,202,364    $14,481,404
Federal funds sold                                    113,982        82,954         183,895         96,593
Investments:
 U.S. Treasury                                        301,084       247,677         524,022        501,357
 U.S. Government agencies                             591,948       499,904       1,183,050        978,126
 States and political subdivision                     731,012       694,920       1,484,404      1,397,386
 Other                                                177,374       155,112         349,833        306,640
                                                   ----------    ----------     -----------    -----------
Total interest income                               9,565,448     9,161,235      18,927,568     17,761,506
                                                   ----------    ----------     -----------    -----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                   1,252,782     1,246,264       2,462,838      2,280,612
Other time and savings deposits                     2,252,298     2,022,106       4,525,953      3,826,216
Federal funds purchased and securities
 sold under agreements to repurchase                   55,169        36,102          99,260         90,606
Other borrowed funds                                      693           517             849          1,180
                                                   ----------    ----------     -----------    -----------
Total interest expense                              3,560,942     3,304,989       7,088,900      6,198,614
                                                   ----------    ----------     -----------    -----------
NET INTEREST INCOME                                 6,004,506     5,856,246      11,838,668     11,562,892
PROVISION FOR LOAN LOSSES                             100,000       310,000         285,000        750,000
                                                   ----------    ----------     -----------    -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          5,904,506     5,546,246      11,553,668     10,812,892
                                                   ----------    ----------     -----------    -----------

OTHER INCOME:
Service charges on deposit accounts                   778,838       697,920       1,484,593      1,377,156
Other service fees and commissions                    250,865       260,975         506,700        510,839
Securities gains                                       15,039            --          15,039             --
Other                                                 113,349       110,990         399,672        246,333
                                                   ----------    ----------     -----------    -----------
Total other income                                  1,158,091     1,069,885       2,406,004      2,134,328
                                                   ----------    ----------     -----------    -----------

OTHER EXPENSES:
Salaries and wages                                  1,138,854     1,038,832       2,289,882      2,069,545
Profit-sharing and employee benefits                  337,535       220,101         718,749        541,903
Occupancy expense, net                                133,227       105,748         232,670        219,705
Equipment rentals, depreciation, and maintenance      204,630       187,659         403,250        360,345
Other                                                 639,440       862,928       1,244,769      1,545,046
                                                   ----------    ----------     -----------    -----------
Total other expenses                                2,453,686     2,415,268       4,889,320      4,736,544
                                                   ----------    ----------     -----------    -----------
INCOME BEFORE INCOME TAXES                          4,608,911     4,200,863       9,070,352      8,210,676
INCOME TAXES                                        1,495,000     1,369,000       3,010,000      2,773,000
                                                   ----------    ----------     -----------    -----------
NET INCOME                                         $3,113,911    $2,831,863     $ 6,060,352    $ 5,437,676
                                                   ==========    ==========     ===========    ===========

PER SHARE AMOUNTS:
Net income                                         $      .34    $      .31     $       .67    $       .60
                                                   ==========    ==========     ===========    ===========
Cash dividends                                     $      .09    $      .08     $       .17    $       .15
                                                   ==========    ==========     ===========    ===========
Book value                                                                      $      8.66    $      7.65
                                                                                ===========    ===========


See notes to consolidated financial statements.
                                                                              4

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


FOR THE SIX MONTHS ENDED JUNE 30                                          1996                            1995
                                                                       -----------                     -----------
Increase (Decrease ) in cash and cash equivalents
Cash flows from operating activities:
 Interest received                                                     $18,918,416                     $17,458,250
 Fees and commissions received                                           2,390,965                       2,128,653
 Interest paid                                                          (7,168,407)                     (5,860,727)
 Cash paid to suppliers and employees                                   (5,090,618)                     (4,682,970)
 Income taxes paid                                                      (3,526,797)                     (2,944,696)
                                                                       -----------                     -----------
  Net cash provided by operating activities                              5,523,559                       6,098,510
                                                                       -----------                     -----------

Cash flows from investing activities:
 Proceeds from maturities of securities available for sale               6,100,000                       4,051,500
 Proceeds from maturities of securities held to maturity                 8,592,779                       4,775,000
 Purchases of securities available for sale                             (8,720,863)                     (1,795,047)
 Purchases of securities held to maturity                              (11,792,984)                     (6,948,640)
 Net increase in loans                                                  (5,568,629)                    (19,021,837)
 Capital expenditures                                                     (386,504)                       (187,470)
 Proceeds from sale of equipment                                               750                             469
 Proceeds from sale of other real estate owned                                   -                         175,000
                                                                       ------------                    -----------
  Net cash used in investing activities                                (11,775,451)                    (18,951,025)
                                                                       ------------                    -----------

Cash flows from financing activities:
 Net increase (decrease) in demand deposits, NOW accounts
  and savings accounts                                                   6,821,688                        (224,097)
 Net increase in certificates of deposit                                 8,150,044                      16,240,281
 Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase                         1,440,631                        (534,670)
 Net decrease in other borrowed funds                                            -                         (21,000)
 Net proceeds from issuance of common stock                                253,463                         356,758
Cash paid for fractional shares                                           ( 17,413)
Dividends paid                                                          (1,437,757)                     (1,192,475)
                                                                       -----------                     -----------
  Net cash provided by financing activities                             15,210,656                      14,624,797
                                                                       -----------                     -----------

Net increase (decrease) in cash and cash equivalents                     8,958,764                       1,772,282
Cash and cash equivalents at beginning of period                        21,121,179                      19,490,835
                                                                       -----------                     -----------
Cash and cash equivalents at end of period                             $30,079,943                     $21,263,117
                                                                       ===========                     ===========

Reconciliation of net income to net cash
 provided by operating activities:
Net Income                                                             $ 6,060,352                     $ 5,437,676
                                                                       -----------                     -----------
 Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                                                               374,841                         344,551
Provision for loan losses                                                  285,000                         750,000
Premium amortization (discount accretion), net                              80,118                          59,980
Gains on sales of securities available for sale                                  -                          (5,675)
Gains on sales of securities held to maturity                              (15,039)                              -
Loss on disposal of equipment                                                2,116                             733
Loss on sale of other real estate owned                                          -                          44,000
Decrease in taxes payable                                                 (516,797)                       (171,696)
Increase in accrued interest receivable                                    (89,270)                       (363,236)

Increase (decrease) in accrued interest payable                                     (79,507)                337,887
Increase in other assets                                                           (835,916)                (61,053)
Increase (decrease) in other liabilities                                            257,661                (274,657)
                                                                                 ----------              ----------
 Total adjustments                                                                 (536,793)                660,834
                                                                                 ----------              ----------
Net cash provided by operating activities                                        $5,523,559              $6,098,510
                                                                                 ==========              ==========

Supplemental Disclosure of Non-Cash Transactions:
Transfers of loans to other real estate owned                                             -                 219,000
Change in net unrealized gain (loss) on securities available for sale              (834,964)              1,491,458
Purchased securities available for sale, not yet settled                          1,494,375                       -
Purchased securities held to maturity, not yet settled                            1,000,000                       -
Transfer from Retained Earnings to Common Stock for
 stock split                                                                      3,000,827                       -


See notes to consolidated financial statements.
                                                                              6

BANK OF GRANITE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of June 30, 1996 and December 31, 1995, and the results of their operations for the three and six month periods ended June 30, 1996 and 1995, and their cash flows for the six month periods ended June 30, 1996 and 1995.

       The accounting policies followed are set forth in Note 1 to the Corporation's 1995 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,043,348 and 8,994,647, for the three month periods ended June 30, 1996 and 1995, respectively; and 9,028,960 and 8,987,315 for the six month periods ended June 30, 1996 and 1995, respectively. The weighted average number of shares of common stock and dilutive common stock equivalents outstanding and per share amounts have been adjusted to reflect the 3-for-2 stock split effected in the form of a 50% stock dividend paid May 31, 1996.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 1996 and December 31, 1995 was $55,416,000 and $50,276,000, respectively. Additionally, standby letters of credit of approximately $1,935,000 and $3,568,000 were outstanding at June 30, 1996 and December 31, 1995, respectively. Management does not anticipate any significant losses to result from these transactions.

4. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of." In accordance with the provisions of the Statement, the Company reviewed its long-lived assets for recoverability and determined that there was no material impact on the Company's financial condition or results of operations.

5. Effective January 1, 1996, the Company adopted the provision of Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 encourages companies to account for stock compensation awards based on their fair value at the date the awards were granted. The resulting compensation cost would be shown as an expense on the income statement. As provided for by the SFAS 123, the Company elected not to apply the new accounting method and continued to apply current accounting requirements, which resulted in no compensation cost. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
JUNE 30, 1996 COMPARED WITH DECEMBER 31, 1995

Total assets increased $22,922,089 from December 31, 1995 to June 30, 1996. This 5.02% of growth in assets resulted primarily from an increase in deposits of $14,971,732 or 3.97% and the reinvestment of $6,060,352 of net earnings. As a result, cash and cash equivalents increased $8,985,764. Total loans also continued to grow when compared with total loans at December 31, 1995. At June 30, 1996, total loans exceeded December 31, 1995 levels by 1.83% or $5,515,959. Securities increased by $8,250,412, excluding unrealized losses of $93,394 and unrealized gains of $741,618 on held available for sale securities June 30, 1996 and December 31, 1995, respectively. Non-time deposits increased $6,821,688 or 3.85%, while time deposits increased $8,150,044 or 4.08%. The loan-to-deposits ratios were 78.36% and 80.01% on June 30, 1996 and December 31, 1995, respectively. Other liabilities increased $2,239,045. Of this amount $2,498,181 represented securities purchased but not yet settled, and $516,797 for decreases in income taxes payable. Common stock outstanding increased by 3,000,827 shares due to a 3-for-2 stock split, and 18,543 shares due to the exercise of stock options which provided cash of $253,463. Retained earnings reflect the payment of $1,437,757 in cash dividends, $3,000,827 for the transfer to common stock for a 3-for-2 stock split, $17,413 for the cash paid in lieu of fractional shares, and earnings of $6,060,352. The Company had a change in unrealized gains (losses), net of deferred income taxes, of $508,456 on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED JUNE 30, 1996 COMPARED
WITH THE SAME PERIOD IN 1995 AND
FOR THE SIX MONTH PERIOD ENDED
JUNE 30, 1996 COMPARED WITH THE SAME
PERIOD IN 1995

During the three month period ended June 30, 1996 interest income increased $404,213 or 4.41% from the same period last year. The increase is attributable to volume. The prime rate during the three month period averaged 8.25% compared to 9.00% during the same period in 1995. Gross loans averaged $305,736,000 compared to $279,941,000 last year, an increase of 9.21%.
Investment income increased by $203,805 or 12.76% due to growth in the investment portfolio. The increase in interest expense, $255,953 or 7.74%, is primarily attributable growth in interest-bearing deposits.

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

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the quarter, management determined a charge to operation of $100,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At June 30, 1996 the loan loss reserve was 1.61% of net loans outstanding.

Total non-interest income was $1,158,091 during the second quarter of 1996, up $88,206 or 8.24% from the $1,069,885 earned during the same period in 1995. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $111,575, in non-interest income during the quarter. Additionally, the gain on the sale of the guaranteed portion of small business administration loans produced $81,399 in income. Other expenses increased by $82,418 or 3.48%, excluding a non-recurring loss of $44,000 on the sale of other real estate owned during second quarter in 1995. The bank's FDIC insurance premium for the quarter was reduced by $194,836 when compared to the comparable quarter of 1995. The reduction reflects the bank's strong capital position and the recapitalization of the Bank Insurance Fund. Employee salaries and benefits increased $217,456 or 17.27% as a result general salary increases, increased costs in providing benefits, and additional staff to operate a new office which opened in January, 1996. Net income for the quarter increased $282,048 or 9.96% over the comparable quarter in 1995.

During the six month period ended June 30, 1996 interest income increased $1,166,062 or 6.57% from the same period last year. The increase is attributable to volume. The prime rate during the six month period averaged 8.30% compared 8.90% during the same period in 1995. Gross loans outstanding averaged $303,826,000 compared to $275,520,000 last year, an increase of 10.27%. Investment income increased by $357,800 or 11.24% due to portfolio growth. The increase in interest expense, $890,286 or 14.36%, is attributable growth in interest-bearing deposits.

Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio. The delinquency ratio was 1.26% at June 30, 1996.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the six month period, management determined a charge to operation of $285,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At June 30, 1996 the loan loss reserve was 1.61% of net loans outstanding.

At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $864,530 ($577,418 of which was on a non-accrual basis). The average recorded balance of impaired loans during 1996 was not significantly different from the balance at June 30, 1996. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $500,450 at June 30, 1996. For the period ended June 30, 1996, the Bank recognized interest income on those impaired loans of approximately $18,688.

Total non-interest income was $2,406,004 during the first six months of 1996, up $271,676 or 12.73% from $2,134,328 earned during the same period in 1995. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $213,767 in non-interest income. Additionally, sales of the guaranteed portion of small business administration loans produced $280,845 in other income. Also included in other income is $15,039 in securities gains. The gains resulted from investments being called at a premium. Other expenses increased $196,776 or 4.19%, excluding a non-recurring loss on the sale of other real estate owned of
$44,000 for the six month ended June 30, 1996.   The bank's FDIC insurance
premiums were reduced by $377,745 when compared to the six month period in 1995. The reduction reflects the bank's strong capital position and a recapitalization of the Bank Insurance Fund. Employee salaries and benefits increased $397,183 or 15.21%. The increases in salaries and benefits reflect general pay increases, the increased costs in providing benefits, and additional staff to operate a new office which opened in January, 1996. Net income for the six months ended June 30, 1996 increased $622,676 or 11.45% over the comparable period in 1995.

                          PART II   OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On July 25, 1996, the Company announced that they had entered into a letter of intent providing for Bank of Granite Corporation purchasing Carolina State Bank. The transaction will be accounted for as a pooling and is subject to definitive agreement and approval by regulatory authorities and the stockholders of Carolina State Bank. The transaction is expected to be completed by December 1996.

     At June 30, 1996, Carolina State Bank assets totaled $125,026,232; deposits totaled $105,810,087; and loans totaled $90,415,738.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A)      Exhibits
                27   Financial Data Schedule (for SEC use only)

     B)      Reports on Form 8-K
                No reports on Form 8-K have been filed for the quarter ended June 30, 1996.

                Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Bank of Granite Corporation
                                                 (Registrant)





Date:  August 5, 1996                     /s/ Randall C. Hall
                                          ----------------------------------
                                          Randall C. Hall
                                          Vice President and Chief Financial
                                          and Principal Accounting Officer