Form 10-Q
period 1996-09-30
BANK OF GRANITE CORP
filed 1996-11-12
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               ------------------------------------------------
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                          to
                                ------------------------    -------------------
Commission file number                 0-15956
                       --------------------------------------------------------
                          Bank of Granite Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                          56-1550545
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
                                                  incorporation or organization)

Post Office Box 128, Granite Falls, N. C                        28630
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (704) 496-2000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1 par value - 9,008,233 shares outstanding as of October 31, 1996.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                   PAGE
PART I   FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995                       3

         Consolidated Statements of Income
          Three Months Ended September 30, 1996
          and 1995, and Nine Months Ended
          September 30, 1996 and 1995                                    4

         Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1996 and
          1995                                                           5

         Notes to Consolidated Financial Statements                      7


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                      8

PART II  Other Information                                              11

SIGNATURE                                                               12


BANK OF GRANITE CORPROATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)            SEPTEMBER 30,    DECEMBER 31,
                                                       1996             1995
ASSETS:
Cash and cash equivalents:
 Cash and due from banks                          $  24,457,790     $ 19,621,179
 Federal funds sold                                   3,000,000        1,500,000
                                                  -------------     ------------
Total cash and cash equivalents                      27,457,790       21,121,179
                                                  -------------     ------------
Investment securities:
 Available for sale, at fair value                   53,699,964       50,129,581
                                                  -------------     ------------
 Held to maturity, at amortized cost                 77,947,602       74,141,480
                                                  -------------     ------------
Loans                                               316,865,498      301,685,399
 Allowance for loan losses                           (5,058,371)      (4,644,725)
                                                  -------------     ------------
Net loans                                           311,807,127      297,040,674
                                                  -------------     ------------
Premises and equipment, net                           8,304,649        8,153,776
                                                  -------------     ------------
Accrued interest receivable                           4,682,410        4,201,673
                                                  -------------     ------------
Other assets                                          3,161,156        1,663,969
                                                  -------------     ------------
TOTAL                                             $ 487,060,698     $456,452,332
                                                  =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand                                           $  76,553,634     $ 72,686,095
 Now accounts                                        55,928,651       56,047,252
 Money market accounts                               31,694,974       27,341,113
 Savings                                             22,987,325       21,355,568
 Time deposits of $100,000 or more                   89,736,126       84,145,051
 Other time deposits                                122,733,471      115,468,065
                                                  -------------     ------------
Total deposits                                      399,634,181      377,043,144
Securities sold under agreement to repurchase         2,909,385        2,982,870
Accrued interest payable                              1,869,398        1,872,764
Other liabilities                                     2,067,821          933,303
                                                  -------------     ------------
Total liabilities                                   406,480,785      382,832,081
                                                  -------------     ------------

SHAREHOLDERS' EQUITY:
Common stock, $1.00 par value, authorized-
 15,000,000 shares; issued and outstanding-
 1996 - 9,007,784; 1995 - 5,984,604                   9,007,784        5,984,604
Capital surplus                                      21,678,730       21,378,741
Retained earnings                                    49,822,415       45,806,595
Net unrealized gain on securities
 available for sale, net of deferred
 income taxes                                            70,984          450,311
                                                  -------------     ------------
Total shareholders' equity                           80,579,913       73,620,251
                                                  -------------     ------------
TOTAL                                             $ 487,060,698     $456,452,332
                                                  =============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANK OF GRANITE CORPORATION AND SUBSIDIARY                 THREE MONTHS                       NINE MONTHS
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                       1996            1995              1996             1995
                                                   ------------    ------------      -----------      -----------
INTEREST INCOME:
Interest and fees on loans                         $7,861,018       $7,639,685       $23,063,382      $22,121,089
Federal funds sold                                     42,559           45,074           226,454          141,667
Investments:
  U.S. Treasury                                       319,667          236,643           843,689          738,000
  U.S. Government agencies                            636,290          500,324         1,819,340        1,478,450
  States and political subdivision                    761,407          712,266         2,245,811        2,109,652
  Other                                               179,396          160,272           529,229          466,912
                                                   ----------       ----------       -----------      -----------
Total interest income                               9,800,337        9,294,264        28,727,905       27,055,770
                                                   ----------       ----------       -----------      -----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                   1,256,026        1,222,843         3,718,864        3,503,455
Other time and savings deposits                     2,337,729        2,192,726         6,863,682        6,018,942
Federal funds purchased and securities
  sold under agreements to repurchase                  48,113           45,918           147,373          136,524
Other borrowed funds                                      355              189             1,204            1,369
                                                   ----------       ----------       -----------      -----------
Total interest expense                              3,642,223        3,461,676        10,731,123        9,660,290
                                                   ----------       ----------       -----------      -----------
NET INTEREST INCOME                                 6,158,114        5,832,588        17,996,782       17,395,480
PROVISION FOR LOAN LOSSES                             260,000          282,000           545,000        1,032,000
                                                   ----------       ----------       -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         5,898,114        5,550,588        17,451,782       16,363,480
                                                   ----------       ----------       -----------      -----------

OTHER INCOME:
Service charges on deposit accounts                   795,194          722,774         2,279,787        2,099,930
Other service fees and commissions                    242,349          231,118           749,049          741,957
Securities gains (losses), net                         23,059          (56,190)           38,098          (40,952)
Other                                                 133,873           56,550           533,545          287,645
                                                   ----------       ----------       -----------      -----------
Total other income                                  1,194,475          954,252         3,600,479        3,088,580
                                                   ----------       ----------       -----------      -----------

OTHER EXPENSES:
Salaries and wages                                  1,147,682        1,045,821         3,437,564        3,115,366
Profit-sharing and employee benefits                  256,816          254,291           975,565          796,194
Occupancy expense, net                                110,960          108,861           343,630          328,566
Equipment rentals, depreciation, and  maintenance     222,114          161,786           625,364          522,131
Other                                                 588,193          631,463         1,832,962        2,176,509
                                                   ----------       ----------       -----------      -----------
Total other expenses                                2,325,765        2,202,222         7,215,085        6,938,766
                                                   ----------       ----------       -----------      -----------
INCOME BEFORE INCOME TAXES                          4,766,824        4,302,618        13,837,176       12,513,294
INCOME TAXES                                        1,545,000        1,379,000         4,555,000        4,152,000
                                                   ----------       ----------       -----------      -----------
NET INCOME                                         $3,221,824       $2,923,618       $ 9,282,176      $ 8,361,294
                                                   ==========       ==========       ===========      ===========

PER SHARE AMOUNTS:
Net income                                         $      .36       $      .32       $      1.03      $       .93
                                                   ==========       ===========      ===========      ===========
Cash dividends                                     $      .09       $      .08       $       .26      $       .21
                                                   ==========       ==========       ===========      ===========
Book value                                                                           $      8.95      $      7.91
                                                                                     ===========      ===========

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                                   1996              1995
                                                                     ------------      ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                  $ 28,368,778      $ 26,456,392
  Fees and commissions received                                         3,562,381         3,129,532
  Interest paid                                                       (10,734,489)       (9,236,115)
  Cash paid to suppliers and employees                                 (7,386,772)       (6,484,256)
  Income taxes paid                                                    (4,876,797)       (4,284,696)
                                                                     ------------      ------------
Net cash provided by operating activities                               8,933,101         9,580,857
'                                                                    ------------      ------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale            13,100,001         8,486,063
  Proceeds from maturities of securities held to maturity              10,527,779         8,145,000
  Proceeds from sales of securities available for sale                          -           894,378
  Purchases of securities available for sale                          (16,328,877)       (2,042,394)
  Purchases of securities held to maturity                            (14,430,208)      (15,553,981)
  Net increase in loans                                               (15,311,453)      (27,215,410)
  Capital expenditures                                                     14,400          (451,621)
  Proceeds from sale of equipment                                        (742,497)              469
  Proceeds from sale of other real estate owned                                 -           175,000
                                                                     ------------      ------------
Net cash used in investing activities                                 (23,170,855)      (27,562,496)
                                                                     ------------      ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts
    and savings accounts                                                9,734,556         1,255,899
  Net increase in certificates of deposit                              12,856,481        22,975,008
  Net decrease in federal funds purchased and
    securities sold under agreements to repurchase                        (73,485)         (651,771)
  Net decrease in other borrowed funds                                          -           (21,000)
  Net proceeds from issuance of common stock                              322,341           376,888
  Cash paid for fractional shares                                         (17,413)                -
  Dividends paid                                                       (2,248,115)       (1,910,348)
                                                                     ------------      ------------
  Net cash provided by financing activities                            20,574,365        22,024,676
                                                                     ------------      ------------

Net increase in cash and cash equivalents                               6,336,611         4,043,037
Cash and cash equivalents at beginning of period                       21,121,179        19,490,835
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $ 27,457,790      $ 23,533,872
                                                                     ============      ============

Reconciliation of net income to net cash
  provided by operating activities:
Net Income                                                                    $9,282,176       $ 8,361,294
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                     564,076           501,345
Provision for loan losses                                                        545,000         1,032,000
Premium amortization (discount accretion), net                                   121,610            89,598
Net loss (gain) on sale of securities held available for sale                    (23,059)           40,952
Net gain on maturity of securities held to maturity                              (15,039)                -
Loss on disposal of equipment                                                     13,148               733
Loss on sale of other real estate owned                                                -            44,000
Decrease in taxes payable                                                       (321,797)         (132,696)
Increase in accrued interest receivable                                         (480,737)         (688,976)
Increase (decrease) in accrued interest payable                                   (3,366)          424,175
Increase in other assets                                                      (1,205,226)          (47,531)
Increase (decrease) in other liabilities                                         456,315           (44,037)
                                                                              ----------       -----------
  Total adjustments                                                             (349,075)        1,219,563
                                                                              ----------       -----------
Net cash provided by operating activities                                     $8,933,101       $ 9,580,857
                                                                              ==========       ===========


Supplemental Disclosure of Non-Cash Transactions:
Change in net unrealized gains (losses) on securities
  held available for sale                                                     $ (623,229)      $ 1,491,458
Securities purchased, not yet settled                                          1,000,000         1,307,860
Securities matured, funds not yet settled                                              -         1,100,000
Securities sold, funds not yet settled                                            48,059
Transfer from loans to other real estate owned                                         -           261,481
Transfer from retained earnings to capital stock for stock split               3,000,827                 -


See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of September 30, 1996 and December 31, 1995, and the results of their operations for the three and nine month periods ended September 30, 1996 and 1995, and their cash flows for the nine month periods ended September 30, 1996 and 1995.

          The accounting policies followed are set forth in Note 1 to the Corporation's 1995 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,050,224 and 9,003,026, for the three month periods ended September 30, 1996 and 1995, respectively; and 9,036,126 and 8,990,825 for the nine month periods ended September 30, 1996 and 1995, respectively. The weighted average number of shares of common stock and dilutive common stock equivalents outstanding and per share amounts have been adjusted to reflect the 3-for-2 stock split effected in the form of a 50% stock dividend paid May 31, 1996.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 1996 and December 31, 1995 was $55,183,000 and $50,276,000, respectively. Additionally, standby letters of credit of approximately $1,986,000 and $3,568,000 were outstanding at September 30, 1996 and December 31, 1995, respectively. Management does not anticipate any significant losses to result from these transactions.

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

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
September 30, 1996 COMPARED WITH DECEMBER 31, 1995

Total assets increased $30,608,366 from December 31, 1995 to September 30, 1996. This 6.71% of growth in assets resulted primarily from an increase in deposits of $22,591,037 or 5.99% and the reinvestment of $7,034,061 of net earnings less cash dividends paid. As a result, cash and cash equivalents increased $6,336,611. Total loans also continued to grow when compared with total loans at December 31, 1995. At September 30, 1996, total loans exceeded December 31, 1995 levels by 5.03% or $15,180,099. Securities increased by $7,999,734, excluding unrealized gains of $118,389 and $741,618 on held available for sale securities September 30, 1996 and December 31, 1995, respectively. Non-time deposits increased $9,734,556 or 5.49%, while time deposits increased $12,856,481 or 6.44%. The loan-to-deposits ratios were 79.29% and 80.01% on September 30, 1996 and December 31, 1995, respectively. Other liabilities increased $1,134,518. Of this amount $1,000,000 represented a securitity purchased but not yet settled. Common stock outstanding increased by 3,000,827 shares due to a 3-for-2 stock split, and 22,352 shares due to the exercise of stock options which provided cash of $322,341. Retained earnings reflect the payment of $2,248,115 in cash dividends, $3,000,827 for the transfer to common stock for a 3-for-2 stock split, $17,413 for the cash paid in lieu of fractional shares, and earnings of $9,282,176. The Company had a change in unrealized gains, net of deferred income taxes, of $379,327 on held available for sale securities. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED
WITH THE SAME PERIOD IN 1995 AND
FOR THE SIX MONTH PERIOD ENDED
SEPTEMBER 30, 1996 COMPARED WITH THE SAME
PERIOD IN 1995

During the three month period ended September 30, 1996 interest income increased $506,073 or 5.45% from the same period last year. The increase is attributable to volume. The prime rate during the three month period averaged 8.25% compared to 8.77% during the same period in 1995. Gross loans averaged $312,666,000 compared to $293,225,000 last year, an increase of 6.63%.
Investment income increased by $287,255 or 17.85% due to growth in the investment portfolio. The increase in interest expense, $180,547 or 5.22%, is primarily attributable growth in interest-bearing deposits.

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

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the quarter, management determined a charge to operation of $260,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At September 30, 1996 the loan loss reserve was 1.62% of net loans outstanding.

Total non-interest income was $1,171,416 during the third quarter of 1996, up $160,974 or 15.93% from the $1,010,442 earned during the same period in 1995, excluding securities gains of 23,059 and losses of $56,190 during the third quarter of 1996 and 1995, respectively. During the third quarter of 1996 an equity security, acquired in 1992, held available for sale at the holding company level was sold in response to provide adequate cash to cover legal and accounting costs associated with an acquistion which was subsequently terminated during the quarter. See PART II, ITEM 5 for additional details on the merger. During the third quarter of 1995 the bank incurred a loss of $56,190 on the sale of an investment held available for sale. The investment, a mutual fund, was acquired in 1987. The fund was sold in response to deterioration in both rate and market value. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $111,917, in non-interest income during the quarter. Additionally, the gain on the sale of the guaranteed portion of small business administration loans produced $99,434 in income. Other expenses increased by $123,543 or 5.61%. Employee salaries and benefits increased $104,386 or 8.03% as a result general salary increases, increased costs in providing benefits, and additional staff to operate a new office which opened in January, 1996. Net income for the quarter increased $298,206 or 10.20% over the comparable quarter in 1995.

During the nine month period ended September 30, 1996 interest income increased $1,672,135 or 6.18% from the same period last year. The increase is attributable to volume. The prime rate during the nine month period averaged 8.41% compared 8.54% during the same period in 1995. Gross loans outstanding averaged $303,359,000 compared to $279,981,000 last year, an increase of 8.35%. Investment income increased by $645,055 or 13.46% due to portfolio growth. The increase in interest expense, $1,070,833 or 11.08%, is attributable growth in interest-bearing deposits.

Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio. The delinquency ratio was 1.20% at September 30, 1996.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the nine month period, management determined a charge to operations of $545,000 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At September 30, 1996 the loan loss reserve was 1.62% of net loans outstanding.

At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,265,690 ($625,486 of which was on a non-accrual basis). The average recorded balance of impaired loans during 1996 was not significantly different from the balance at September 30, 1996. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $779,724 at September 30, 1996. For the period ended September 30, 1996, the Bank recognized interest income on those impaired loans of approximately $39,339.

Total non-interest income was $3,562,381 during the first nine months of 1996, up $432,849 or 13.83% from $3,129,532 earned during the same period in 1995, excluding securities gains of $38,098 and losses of $40,952 during 1996 and 1995, respectively. During 1996 one investment held to maturity at the bank level was called at a premium prior to maturity which resulted in a gain of $15,039. An equity security, acquired in 1992, held for sale at the holding company level was sold to provide adequate cash to cover legal and accounting costs associated with an acquisition which was subsequently terminated during the quarter. See PART II, ITEM 5 for additional details on the merger. During 1995 the bank incurred a loss of $56,190 on the sale of an investment held available for sale. The investment, a mutual fund, was acquired in 1987. The fund was sold in response to deterioration in both rate and market value. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $587,270 in non-interest income. Additionally, sales of the guaranteed portion of small business administration loans produced $380,279 in other income. Total other expenses increased $320,319 or 4.65%, excluding a non-recurring loss on the sale of other real estate owned of $44,000 for the nine month ended September 30, 1995. Employee salaries and benefits increased $501,569 or 12.82%. The increases in salaries and benefits reflect general pay increases, the increased costs in providing benefits, and additional staff to operate a new office which opened in January, 1996. Net income for the nine months ended September 30, 1996 increased $920,882 or 11.01% over the comparable period in 1995.

                          PART II   OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On July 25, 1996, the Company announced that it had entered into a letter of intent providing for Bank of Granite Corporation to purchase Carolina State Bank. On September 10, 1996, Bank of Granite Corporation and Carolina State Bank issued a joint announcement that the previously announced agreement in principle to merge Carolina State Bank into a newly formed subsidiary of Bank of Granite Corporation had been terminated. Both parties stated that they were unable to reach a definitive agreement on essential financial and other terms of the proposed transaction.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A)       Exhibits
                    27  Financial Data Schedule  (For SEC use only)

     B)       Reports on Form 8-K
                    No reports on Form 8-K have been filed for the quarter ended September 30, 1996.

                    Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Bank of Granite Corporation
                                                  (Registrant)




Date:     October 31, 1996              /s/Randall C. Hall
                                        ----------------------------------
                                        Randall C. Hall
                                        Vice President and Chief Financial
                                        and Principal Accounting Officer