Form 10-Q
period 1997-03-31
BANK OF GRANITE CORP
filed 1997-05-08
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                 March 31, 1997
                                  ----------------------------------------------

                                       OR

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                    to
                                ------------------    ----------------------

Commission file number                   0-15956
                       ------------------------------------------------

                           Bank of Granite Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                     56-1550545
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Post Office Box 128, Granite Falls, N. C.                28630
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

Common stock, $1 par value - 9,033,432  shares outstanding as of April 30, 1997.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                     PAGE
-----                                                                     ----

PART I            FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                             3

         Consolidated Statements of Income
           Three Months Ended March 31, 1997
           and 1996                                                         4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997
           and 1996                                                         5

         Notes to Consolidated Financial Statements                         6


Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         7

PART II           Other Information                                         9

SIGNATURE                                                                  10

BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                        MARCH 31,            DECEMBER 31,
                                                          1997                   1996
                                                      -------------          -------------

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                             $  21,771,334          $  24,336,258
  Interest-bearing deposits                                  30,445                 10,025
  Federal funds sold                                     11,200,000              4,500,000
                                                      -------------          -------------
Total cash and cash equivalents                          33,001,779             28,846,283
                                                      -------------          -------------
Investment securities:
  Available for sale, at fair value                      50,553,106             51,195,230
                                                      -------------          -------------
  Held to maturity, at amortized cost                    77,657,283             77,449,108
                                                      -------------          -------------
Loans                                                   326,864,526            320,280,400
  Allowance for loan losses                              (4,991,293)            (4,793,889)
                                                      -------------          -------------
Net loans                                               321,873,233            315,486,511
                                                      -------------          -------------
Premises and equipment, net                               8,405,008              8,103,713
                                                      -------------          -------------
Accrued interest receivable                               4,731,643              4,272,255
                                                      -------------          -------------
Other assets                                              2,344,234              2,196,756
                                                      -------------          -------------
TOTAL                                                 $ 498,566,286          $ 487,549,856
                                                      =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                              $  76,806,509          $  78,480,411
  NOW accounts                                           59,712,082             60,575,240
  Money market accounts                                  29,788,921             27,290,026
  Savings                                                23,483,094             22,271,033
  Time deposits of $100,000 or more                      91,906,520             88,267,044
  Other time deposits                                   121,891,139            120,814,237
                                                      -------------          -------------
Total deposits                                          403,588,265            397,697,991
Securities sold under agreement to repurchase             3,469,272              2,955,234
Accrued interest payable                                  1,752,391              1,978,712
Other liabilities                                         3,935,473              1,611,805
                                                      -------------          -------------
Total liabilities                                       412,745,401            404,243,742
                                                      -------------          -------------

SHAREHOLDERS'  EQUITY:
Common stock, $1.00 par value, authorized-
  10,000,000 shares; issued and outstanding-
  1997 - 9,033,432; 1996 - 9,008,570                      9,033,432              9,008,570
Capital surplus                                          21,932,970             21,690,069
Retained earnings                                        54,876,178             52,430,332
Net unrealized gain (loss) on securities
  available for sale, net of deferred
  income taxes                                              (21,695)               177,143
                                                      -------------          -------------
Total shareholders' equity                               85,820,885             83,306,114
                                                      -------------          -------------
TOTAL                                                 $ 498,566,286          $ 487,549,856
                                                      =============          =============

Bank of Granite Corporation and Subsidiary
Consolidated Statements of Income (unaudited)

For The Three Months Ended March 31,                        1997               1996
                                                         ----------         ----------

INTEREST INCOME:
Interest and fees on loans                               $7,996,717         $7,552,316
Federal funds sold                                           54,509             69,913
Interest-bearing deposits                                       298               --
Investments:
   U.S. Treasury                                            293,739            222,938
   U.S. Government agencies                                 586,261            591,102
   States and political subdivisions                        793,912            753,392
   Other                                                    214,275            172,459
                                                         ----------         ----------
Total interest income                                     9,939,711          9,362,120
                                                         ----------         ----------

INTEREST EXPENSE:
Time deposits of 100,000 or more                          1,244,696          1,210,056
Other time and savings deposits                           2,247,090          2,273,655
Federal funds purchased and securities
   sold under agreements to repurchase                       44,162             44,091
Other borrowed funds                                            362                156
                                                         ----------         ----------
Total interest expense                                    3,536,310          3,527,958
                                                         ----------         ----------
NET INTEREST INCOME                                       6,403,401          5,834,162
PROVISION FOR LOAN LOSSES                                   255,000            185,000
                                                         ----------         ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        6,148,401          5,649,162
                                                         ----------         ----------

OTHER INCOME:
Service charges on deposits accounts                        784,142            705,755
Other service fees and commissions                          292,384            255,835
Other                                                       262,690            286,323
                                                         ----------         ----------
Total other income                                        1,339,216          1,247,913
                                                         ----------         ----------

OTHER EXPENSES:
Salaries and wages                                        1,222,979          1,151,028
Profit sharing and employee benefits                        353,578            381,214
Occupancy expense, net                                      112,690             99,443
Equipment rentals, depreciation, and maintenance            212,178            198,620
Other                                                       600,711            605,329
                                                         ----------         ----------
Total other expenses                                      2,502,136          2,435,634
                                                         ----------         ----------
INCOME BEFORE INCOME TAXES                                4,985,481          4,461,441
INCOME TAXES                                              1,728,758          1,515,000
                                                         ----------         ----------
NET INCOME                                               $3,256,723         $2,946,441
                                                         ==========         ==========

PER SHARE AMOUNTS:
Net income                                               $      .36         $      .33
                                                         ==========         ==========
Cash dividends                                           $      .09         $      .08
                                                         ==========         ==========
Book Value                                               $     9.50         $     8.43
                                                         ==========         ==========

BANK OF GRANITE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31                                                1997                  1996
                                                                              ------------          ------------
Increase (Decrease ) in cash and cash equivalents
Cash flows from operating activities:
  Interest received                                                           $  9,520,516          $  8,953,875
  Fees and commissions received                                                  1,364,468             1,247,913
  Interest paid                                                                 (3,762,631)           (3,726,259)
  Cash paid to suppliers and employees                                          (2,967,204)           (2,534,162)
  Income taxes paid                                                               (517,623)             (526,797)
                                                                              ------------          ------------
    Net cash provided by operating activities                                    3,637,526             3,414,570
                                                                              ------------          ------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                      3,100,000             5,100,000
  Proceeds from maturities of securities held to maturity                          800,000             3,215,000
  Purchases of securities available for sale                                    (1,290,052)           (4,082,827)
  Purchases of securities held to maturity                                        (772,760)           (2,990,938)
  Net increase in loans                                                         (6,681,722)           (1,151,677)
  Proceeds from disposals of fixed assets                                           20,000                  --
  Capital expenditures                                                            (518,694)             (175,796)
                                                                              ------------          ------------
    Net cash used in investing activities                                       (5,343,228)              (86,238)
                                                                              ------------          ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                         1,173,896              (969,987)
  Net increase in certificates of deposit                                        4,716,378             3,701,343
  Net increase  in federal funds purchased and
    securities sold under agreements to repurchase                                 514,038               716,610
  Net proceeds from issuance of common stock                                       267,763                37,860
  Dividends paid                                                                  (810,877)             (718,153)
                                                                              ------------          ------------
    Net cash provided by financing activities                                    5,861,198             2,767,673
                                                                              ------------          ------------
Net increase (decrease) in cash and cash equivalents                             4,155,496             6,096,005
Cash and cash equivalents at beginning of period                                28,846,283            21,121,179
                                                                              ------------          ------------
Cash and cash equivalents at end of period                                    $ 33,001,779          $ 27,217,184
                                                                              ============          ============

Reconciliation of net income to net cash
  provided by operating activities:
Net Income                                                                    $  3,256,723          $  2,946,441
                                                                              ------------          ------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                       197,924               185,367
Provision for loan losses                                                          255,000               185,000
Premium amortization (discount accretion), net                                      40,193                37,387
Increase in taxes payable                                                        1,211,135               988,203
Increase in accrued interest receivable                                           (459,388)             (445,632)
Decrease in interest payable                                                      (226,321)             (198,301)
(Increase ) decrease in other assets                                                25,252               (86,598)
Decrease in other liabilities                                                     (662,467)             (197,297)
Gain of sale of fixed assets                                                          (525)                 --
                                                                              ------------          ------------
 Total adjustments                                                                 380,803               468,129
                                                                              ------------          ------------
Net cash provided by operating activities                                     $  3,637,526          $  3,414,570
                                                                              ============          ============

Supplemental Disclosure of Non-Cash Transactions:
Change in net unrealized gain (loss) on securities available for sale              331,568              (337,834)
Matured securities held to maturity, funds not yet collected                     1,500,000             1,000,000
Purchased securities available for sale, not yet settled                          (275,000)           (1,340,052)
Transfer to Other Real Estate Owned                                                 40,000                  --

BANK OF GRANITE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of March 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three month periods ended March 31, 1997 and 1996.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1996 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,094,027 and 9,016,402.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portions of loan commitments at March 31, 1997 and December 31, 1996 were $56,431,000 and $56,138,000, respectively. Additionally, standby letters of credit of approximately $2,326,000 and $2,251,000 were outstanding at March 31, 1997 and December 31, 1996, respectively. Management does not anticipate any significant losses to result from these transactions.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
MARCH 31, 1997 COMPARED WITH DECEMBER 31, 1996

Total assets increased $11,016,430 from December 31, 1996 to March 31, 1997. This 2.26% of growth in assets resulted primarily from an increase in deposits of $5,890,274 or 1.48% and the reinvestment of $2,445,846 of net earnings, less cash dividends paid. As a result, cash and cash equivalents increased $4,155,496, and gross loans reflected a growth of $6,584,126 or 2.06%. Securities decreased by $102,381, excluding unrealized losses on available for sale securities of $36,135 and unrealized gains of $295,433, at March 31, 1997 and December 31, 1996, respectively. Deposits increased $5,890,274 or 1.48%. Non-time deposits increased $1,173,896 or .62%, while time deposits increased $4,716,378 or 2.26%. The loan-to-deposits ratios were 80.99% and 80.53% on March 31, 1997 and December 31, 1996, respectively. Other liabilities increased $2,323,668. Of this amount, $1,775,000 represents an accrued liability for securities purchased but not yet settled and $1,211,135 for accrued income taxes. Common stock outstanding increased by 24,862 shares due to the exercise of stock options and provided cash of $267,763. Retained earnings reflect the payment of $810,877 in cash dividends and earnings of $3,256,723. The Company had a $21,695 unrealized loss, net of deferred income taxes, on held available for sale securities. The Company's liquidity position remained strong.

The Bank intends to invest approximately $1 million in technology during the next six months. New plans are in place to upgrade old back-office operations equipment and replace it with state of the art technology. One change will be the conversion to a new check-imaging system. This system will allow for faster check processing, improved research capabilities and marketing opportunities.

On April 28, 1997, the Bank opened it's twelfth full-service office. This office is the Bank's first supermarket office and is located in the nearby community of Baton, NC. Additional plans are underway to open another supermarket office and one brick and mortar office during 1997.

RESULTS OF OPERATIONS FOR THE THREE
MONTH PERIOD ENDED MARCH 31, 1997
COMPARED WITH THE SAME PERIOD IN 1996

Increases in interest income are primarily attributable to increases in volume. Gross loans increased by 2.06% while the prime rate increased by approximately two basis points over the comparable quarter in 1996. The increase in interest expense is attributable to increases in interest bearing time deposits and slightly higher yields paid on time deposits.

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

This evaluation is heavily dependent upon estimates and appraisals which are susceptible to rapid changes because of changing economic conditions and the economic prospects of borrowers. The bank's delinquency ratio was 1.24% on March 31, 1997. During the quarter, management charged $255,000 to operations for the addition to the allowance for loan losses during the first quarter. At March 31, 1997 the loan loss reserve was 1.55% of net loans outstanding.

At March 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $935,736 ($731,935 of which was on a nonaccrual basis) and $646,139 ($312,209 of which was on nonaccrual basis), respectively. The average recorded balance of impaired loans during 1997 and 1996 was not significantly different from the balance at March 31, 1997 and 1996, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $455,988 and $347,038 at March 31, 1997 and 1996, respectively. For the quarters ended March 31, 1997 and 1996, the Bank recognized interest income on those impaired loans of approximately $6,825 and $8,102, respectively.

Non-interest income increased $91,303 or 7.32% compared to $1,247,913 in 1996. The increase reflects deposit growth and higher volumes in the bank's non-traditional banking services. Fees from the sales of annuities increased $32,189. The sales did not result in a cannibalization of deposits. Other expenses increased by $66,502 or 2.73%. Employee salaries and benefits comprised $44,315 or 66.64% of the increase in non-interest expense. The increase in salaries and benefits reflects general pay increases, the increased costs of providing benefits and an increase in number of employees.

                            PART II OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

         Bank of Granite Corporation's Annual Shareholders Meeting was held on April 28, 1997. Submission of matters to be voted upon resulted in the following:

1. Approval of an Incentive Stock Option Plan in the amount of 100,000 shares of common stock.

2. Members of the Corporation's Board of Directors were reelected to serve until the next annual meeting. They are John A. Forlines, Jr., Charles
         M. Snipes, John N. Bray, Robert E. Cline, Barbara F. Freiman, Hugh R. Gaither, and Boyd C. Wilson, Jr.

3. Shareholders ratified the selection of Deloitte & Touche LLP as the Corporation's independent auditors for the year ending December 31, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)       Exhibits
                           27 -Financial Data Schedule (for SEC use only)

         B)       Reports on Form 8-K
                           No reports on Form 8-K have been filed for the quarter ended March 31, 1997.

                           Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Bank of Granite Corporation
                                                  (Registrant)




Date:    April 30, 1997                  /s/Randall C. Hall
                                         ----------------------------------
                                         Randall C. Hall
                                         Vice President and Chief Financial
                                         and Principal Accounting Officer