Form 10-Q
period 1997-06-30
BANK OF GRANITE CORP
filed 1997-08-13
CIK 810689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997
                                        -------------

                                                        OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from                   to
                                        ----------------      ----------------

                         Commission file number 0-15956
                                                --------

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

         Common stock, $1 par value - 9,035,748 shares outstanding as of July 28, 1997.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY

INDEX                                                                      PAGE
-----                                                                      ----

PART I FINANCIAL INFORMATION:

Financial Statements:

         Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996                              3

         Consolidated Statements of Income
             Three Months Ended June 30, 1997 and 1996
             And Six Months Ended June 30, 1997 and 1996                      4

         Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996                          5

         Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations                                                7

PART II OTHER INFORMATION                                                    10

SIGNATURE                                                                    11

BANK OF GRANITE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                         JUNE 30,             December 31,
                                                           1997                   1996
                                                      -------------          -------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                             $  24,957,413          $  24,336,258
  Interest-bearing deposits                                  56,742                 10,025
  Federal funds sold                                           --                4,500,000
                                                      -------------          -------------
Total cash and cash equivalents                          25,014,155             28,846,283
                                                      -------------          -------------
Investment securities:
  Available for sale, at fair value                      51,440,960             51,195,230
                                                      -------------          -------------
  Held to maturity, at amortized cost                    79,312,133             77,449,108
                                                      -------------          -------------
Loans                                                   341,520,323            320,280,400
  Allowance for loan losses                              (5,066,808)            (4,793,889)
                                                      -------------          -------------
Net loans                                               336,453,515            315,486,511
                                                      -------------          -------------
Premises and equipment, net                               8,902,929              8,103,713
                                                      -------------          -------------
Accrued interest receivable                               4,627,290              4,272,255
                                                      -------------          -------------
Other assets                                              2,175,531              2,196,756
                                                      -------------          -------------
TOTAL                                                 $ 507,926,513          $ 487,549,856
                                                      =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                              $  82,331,342          $  78,480,411
  NOW accounts                                           60,472,301             60,575,240
  Money market accounts                                  29,714,420             27,290,026
  Savings                                                24,684,442             22,271,033
  Time deposits of $100,000 or more                      91,557,598             88,267,044
  Other time deposits                                   124,149,267            120,814,237
                                                      -------------          -------------
Total deposits                                          412,909,370            397,697,991
Securities sold under agreement to repurchase             3,854,146              2,955,234
Accrued interest payable                                  1,952,075              1,978,712
Other liabilities                                           566,458              1,611,805
                                                      -------------          -------------
Total liabilities                                       419,282,049            404,243,742
                                                      -------------          -------------

SHAREHOLDERS' EQUITY:
Common stock, $1.00 par value, authorized-
  15,000,000 shares; issued and outstanding-
  1997 - 9,035,298; 1996 - 9,008,570                      9,035,298              9,008,570
Capital surplus                                          21,960,849             21,690,069
Retained earnings                                        57,476,472             52,430,332
Net unrealized gain (loss) on securities
  available for sale, net of deferred
  income taxes                                              171,845                177,143
                                                      -------------          -------------
Total shareholders' equity                               88,644,464             83,306,114
                                                      -------------          -------------
TOTAL                                                 $ 507,926,513          $ 487,549,856
                                                      =============          =============


See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                  THREE MONTHS                            SIX MONTHS
                                                                  ENDED JUNE 30                          ENDED JUNE 30
                                                             1997               1996                1997                1996
                                                         -----------         ----------         -----------         -----------

INTEREST INCOME:
Interest and fees on loans                               $ 8,568,598         $7,650,048         $16,565,315         $15,202,364
Federal funds sold                                            51,808            113,982             106,317             183,895
Interest-Bearing deposits                                        650               --                   948                --
Investments:
   U.S. Treasury                                             300,709            301,084             594,448             524,022
   U.S. Government agencies                                  567,089            591,948           1,153,350           1,183,050
   States and political subdivision                          805,468            731,012           1,599,380           1,484,404
   Other                                                     233,619            177,374             447,894             349,833
                                                         -----------         ----------         -----------         -----------
Total interest income                                     10,527,941          9,565,448          20,467,652          18,927,568
                                                         -----------         ----------         -----------         -----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                          1,250,656          1,252,782           2,495,352           2,462,838
Other time and savings deposits                            2,350,482          2,252,298           4,597,572           4,525,953
Federal funds purchased and securities
   sold under agreements to repurchase                        65,476             55,169             109,638              99,260
Other borrowed funds                                             365                693                 727                 849
                                                         -----------         ----------         -----------         -----------
Total interest expense                                     3,666,979          3,560,942           7,203,289           7,088,900
                                                         -----------         ----------         -----------         -----------
NET INTEREST INCOME                                        6,860,962          6,004,506          13,264,363          11,838,668
PROVISION FOR LOAN LOSSES                                    320,000            100,000             575,000             285,000
                                                         -----------         ----------         -----------         -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               6,540,962          5,904,506          12,689,363          11,553,668
                                                         -----------         ----------         -----------         -----------

OTHER INCOME:
Service charges on deposit accounts                          804,144            778,838           1,588,286           1,484,593
Other service fees and commissions                           306,790            250,865             599,174             506,700
Securities gains                                                --               15,039                --                15,039
Other                                                         79,151            113,349             341,841             399,672
                                                         -----------         ----------         -----------         -----------
Total other income                                         1,190,085          1,158,091           2,529,301           2,406,004
                                                         -----------         ----------         -----------         -----------
OTHER EXPENSES:
Salaries and wages                                         1,269,709          1,138,854           2,492,688           2,289,882
Profit-sharing and employee benefits                         326,988            337,535             680,566             718,749
Occupancy expense, net                                       115,497            133,227             228,187             232,670
Equipment rentals, depreciation, and maintenance             232,630            204,630             444,808             403,250
Other                                                        814,510            639,440           1,415,221           1,244,769
                                                         -----------         ----------         -----------         -----------
Total other expenses                                       2,759,334          2,453,686           5,261,470           4,889,320
                                                         -----------         ----------         -----------         -----------
INCOME BEFORE INCOME TAXES                                 4,971,713          4,608,911           9,957,194           9,070,352
INCOME TAXES                                               1,558,410          1,495,000           3,287,168           3,010,000
                                                         -----------         ----------         -----------         -----------
NET INCOME                                               $ 3,413,303         $3,113,911         $ 6,670,026         $ 6,060,352
                                                         ===========         ==========         ===========         ===========

PER SHARE AMOUNTS:
Net income                                               $       .38         $      .34         $       .74         $       .67
                                                         ===========         ==========         ===========         ===========
Cash dividends                                           $       .09         $      .09         $       .18         $       .17
                                                         ===========         ==========         ===========         ===========
Book value                                                                                      $      9.81         $      8.66
                                                                                                ===========         ===========

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


FOR THE SIX MONTHS ENDED JUNE 30                                                        1997                  1996
                                                                                   ------------          ------------
Increase (Decrease) in Cash & Cash Equivalents:
Cash flows from operating activities:
  Interest received                                                                $ 20,192,200          $ 18,918,416
  Fees and commissions received                                                       2,554,446             2,390,965
  Interest paid                                                                      (7,229,926)           (7,168,407)
  Cash paid to suppliers and employees                                               (5,327,593)           (5,090,618)
  Income taxes paid                                                                  (3,867,634)           (3,526,797)
                                                                                   ------------          ------------
     Net cash provided by operating activities                                        6,321,493             5,523,559
                                                                                   ------------          ------------

Cash flow from investing activities:
  Proceeds from maturities of securities available for sale                           9,820,000             6,100,000
  Proceeds from maturities of securities held to maturity                             3,252,250             8,592,779
  Purchase of securities available for sale                                         (10,076,212)           (8,720,863)
  Purchase of securities held to maturity                                            (5,193,594)          (11,792,984)
  Net increase in loans                                                             (21,542,004)           (5,568,629)
  Capital expenditures                                                               (1,217,974)             (386,504)
  Proceeds from sale of fixed assets                                                     20,000                   750
                                                                                   ------------          ------------
     Net cash provided by investing activities                                      (24,937,534)          (11,775,451)
                                                                                   ------------          ------------

Cash flow from financing activities:
  Net increase in Demand deposits, NOW accounts,
      and savings accounts                                                            8,585,795             6,821,688
  Net increase in certificates of deposit                                             6,625,584             8,150,044
  Net increase in federal funds purchased and securities sold
      under agreement to repurchase                                                     898,912             1,440,631
  Net proceeds from issuance of common stock                                            297,508               253,463
  Cash paid for fractional shares                                                             0               (17,413)
  Dividend paid                                                                      (1,623,886)           (1,437,757)
                                                                                   ------------          ------------
     Net cash provided by financing activities                                       14,783,913            15,210,656
                                                                                   ------------          ------------

Net increase (decrease) in cash equivalents                                          (3,832,128)            8,958,764
Cash and cash equivalents at beginning of period                                     28,846,283            21,121,179
                                                                                   ------------          ------------
Cash and cash equivalents at end of period                                         $ 25,014,155          $ 30,079,943
                                                                                   ============          ============

Reconciliation of net income to net cash provided by operating activities:
Net Income                                                                         $  6,670,026          $  6,060,352
                                                                                   ------------          ------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          399,283               374,841
  Provision for loan loss                                                               575,000               285,000
  Premium amortization                                                                   79,583                80,118
  Gains on sales of securities held to maturity                                               0               (15,039)
  Loss on disposal of equipment                                                               0                 2,116
  Gain of sale of fixed assets                                                             (525)                    0
  Decrease in taxes payable                                                            (580,466)             (516,797)
  Increase in accrued interest receivable                                              (355,035)              (89,270)
  Decrease in interest payable                                                          (26,637)              (79,507)
  Decrease (increase) in other assets                                                    25,145              (835,916)
  Increase (decrease) in other liabilities                                             (464,881)              257,661
                                                                                   ------------          ------------
      Net cash provided by operating activities                                        (348,533)             (536,793)
                                                                                   ------------          ------------
Net Cash Provided by Operating Activities                                          $  6,321,493          $  5,523,559
                                                                                   ============          ============

Supplemental Disclosure on Non-Cash Transaction:
Change in net unrealized gain (loss) on securities available for sale                     9,218              (834,964)
Purchased securities available for sale, not yet settled                                      0             1,494,375
Purchased securities held for maturity, not yet settled                                       0             1,000,000
Transfer from Retained Earnings to Common Stock for
 stock split                                                                                  0             3,000,827


See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation and subsidiary as of June 30, 1997 and December 31, 1996, and the results of their operations for the three and six month periods ended June 30, 1997 and 1996, and their cash flows for the six month periods ended June 30, 1997 and 1996.

         The accounting policies followed are set forth in Note 1 to the Corporation's 1996 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,076,300 and 9,043,348, for the three month periods ended June 30, 1997 and 1996 respectively; and 9,073,299 and 9,028,960 for the six month periods ended June 30, 1997 and 1996 respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 1997 and December 31, 1996 as $54,859,000 and $56,138,000, respectively. Additionally, standby letters of credit of approximately $2,340,000 and $2,251,000 were outstanding at June 30, 1997 and December 31, 1996, respectively. Management does not anticipate any significant losses to result from these transactions.

                   BANK OF GRANITE CORPORATION AND SUBSIDIARY


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996

Total assets increased $20,376,657 from December 31, 1996 to June 30, 1997. This 4.18% asset growth resulted primarily from an increase in deposits of $15,211,379 or 3.82% and the reinvestment of $5,046,140 of net earnings retained. Total loans also continued to grow when compared with total loans at December 31, 1996. At June 30, 1997, total loans exceeded December 31, 1996 levels by 6.63% or $21,239,923. Cash and cash equivalents decreased $3,832,128 which resulted from a decline in Fed funds sold. Securities increased by $2,108,755, including unrealized gains of $286,216 and $295,433 on securities available for sale as of June 30, 1997 and December 31, 1996, respectively. Non-time deposits increased $8,585,795 or 4.55%, while time deposits increased $6,625,584 or 3.17%. The loan-to-deposits ratio was 82.71% and 80.53% on June 30, 1997 and December 31, 1996, respectively. Other liabilities decreased $1,045,347. Of this amount $200,327 represented securities settling that had been purchased, $221,883 for decrease in profit sharing payable, $566,614 for decreases in income taxes payable. Common stock outstanding increased by 26,728 shares due to the exercise of stock options which provided cash of $297,508. Retained earnings reflect the payment of $1,623,885 in cash dividends and earnings of $6,670,026. The Company had a change in unrealized gains on securities available for sale, net of deferred income taxes, of $5,298. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED WITH THE SAME PERIOD IN 1996 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED WITH THE SAME PERIOD IN 1996

During the three month period ended June 30, 1997 interest income increased $962,493 or 10.06% from the same period last year. The increase is attributable to increased loan volume. The prime rate during the three month period averaged 8.50% compared to 8.25% during the same period in 1996. Gross loans averaged $335,445,000 compared to $304,736,000 last year, an increase of 10.08%.
Investment income increased by $105,467 or 5.85% due to growth in the investment portfolio. The increase in interest expense, $106,037 or 2.98%, is primarily attributable growth in interest-bearing deposits.

During the six month period ended June 30, 1997 interest income increased $1,540,084 or 8.14% from the same period last year. The year-to-date increase is also attributable to increased loan volumes. The prime rate during the six month period averaged 8.38% compared 8.30% during the same period in 1996. Gross loans outstanding averaged $329,708,000 compared to $303,826,000 last year, an increase of 8.53%. Investment income increased by $253,763 or 7.17% due to portfolio growth. The increase in interest expense, $114,389 or 1.61%, is attributable growth in interest-bearing deposits.

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

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizeable additions to the allowance, thus necessitating similarly sizeable charges to operations. During the three and six month periods ended June 30, 1997, management determined a charge to operations of $320,000 and $575,000, respectively, would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At June 30, 1997 the loan loss reserve was 1.51% of net loans outstanding.

At June 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,338,738 ($948,750 of which was on a non-accrual basis) and $864,530 ($577,418 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1997 and 1996 was not significantly different from the balance at June 30, 1997 and 1996, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $770,570 and $500,450 at June 30, 1997 and 1996, respectively. For the period ended June 30, 1997 and 1996, the Bank recognized interest income on those impaired loans of approximately $20,468 and $ 18,688, respectively.

Total non-interest income was $1,190,085 during the second quarter of 1997, up $31,994 or 2.76% from the $1,158,091 earned during the same period in 1996. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $244,152, in non-interest income during the quarter. Additionally, the gain on the sale of the guaranteed portion of small business administration loans produced $4,702 in income. Other expenses increased by $305,648 or 12.46%, primarily because employee salaries and benefits increased $120,308 or 8.15% which resulted from general salary increases, increased costs in providing benefits, and additional staff to operate the new Baton office which opened on April 28, 1997. Other noninterest expenses increased by $175,070, or 27.38%. Net income for the quarter increased $299,392 or 9.61% over the comparable quarter in 1996.

Total non-interest income was $2,529,301 during the first six months of 1997, up $123,297 or 5.12% from $2,406,004 earned during the same period in 1996. Management continued to place emphasis on non-traditional banking services such as annuities, leasing and originating mortgage loans, which produced $449,987 in non-interest income. Additionally, sales of the guaranteed portion of small business administration loans produced $188,820 in other income. Also included in other income in 1996 was $15,039 in securities gains. The gains resulted from investments being called at a premium. Other expenses increased $372,150 or 7.61%, for the six months ended June 30, 1997. Employee salaries and benefits increased $164,623 or 5.47%. The increases in salaries and benefits reflect general pay increases, the increased costs in providing benefits, and additional staff to operate the new Baton office which opened on April 28, 1997. Other expenses increased by $170,452, or 13.69% which was primarily attributable to an increase of $42,672 in marketing expense and a $22,960 increase in FDIC premiums. Net income for the six months ended June 30, 1997 increased $609,674 or 10.06% over the comparable period in 1996.

                            PART II OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)       Exhibits

         27   Financial Data Schedule (for SEC use only).

B)       Reports on Form 8-K

         No reports on Form 8-K have been filed for the quarter ended June 30, 1997.

         Items 1,2,3,4 and 5 are inapplicable and are omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Bank of Granite Corporation
                                            (Registrant)


Date: August 11, 1997
                                   /s/ Kirby A. Tyndall
                                   -----------------------------------------
                                   Kirby A. Tyndall
                                   Senior Vice President and Chief Financial
                                   and Principal Accounting Officer