Form 10-Q
period 1997-09-30
BANK OF GRANITE CORP
filed 1997-11-12
CIK 810689

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 29549
                           -----------------------


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                        Commission file number 0-15956


                         Bank of Granite Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        56-1550545
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


Post Office Box 128, Granite Falls, N. C.                   28630
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                (704) 496-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                   ---------------------------------------
                   (Former name, former address and former
                 fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                    APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $1 par value
             9,038,290 shares outstanding as of October 31, 1997

================================================================================

Exhibit Index begins on page 13

Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 1 of 14

Bank of Granite Corporation
Index
                                                                          Begins
                                                                         on Page
                                                                         -------

 Part I - Financial Information

 Financial Statements:

      Consolidated Balance Sheets
        September 30, 1997 and December 31, 1996                            3

      Statements of Consolidated Income
        Three Months Ended September 30, 1997 and 1996
        And Nine Months Ended September 30, 1997 and 1996                   4

      Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1997 and 1996                       5

      Notes to Consolidated Financial Statements                            7

 Management's Discussion and Analysis of
      Financial Condition and
      Results of Operations                                                 8

 PART II - Other Information                                               11

 Signatures                                                                12

 Exhibit Index                                                             13

 Exhibit 27 - Financial Data Schedule                                      14





 Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 2 of 14

Bank of Granite Corporation
Consolidated Balance Sheets
(unaudited)

                                                     September 30, December 31,
                                                          1997         1996
                                                     ------------- ------------
 ASSETS:
 Cash and cash equivalents:
   Cash and due from banks                           $ 24,778,099  $ 24,336,258
   Interest-bearing deposits                               84,073        10,025
   Federal funds sold                                         --      4,500,000
                                                     ------------  ------------
 Total cash and cash equivalents                       24,862,172    28,846,283
                                                     ------------  ------------
 Investment Securities:
   Available for sale, at fair value                   51,777,912    51,195,230
   Held to maturity, at amortized cost                 77,562,252    77,449,108

 Loans                                                346,807,858   320,280,400
 Allowance for loan losses                             (5,179,577)   (4,793,889)
                                                     ------------  ------------
 Net loans                                            341,628,281   315,486,511
                                                     ------------  ------------
 Premises and equipment, net                            9,465,685     8,103,713
 Accrued interest receivable                            4,970,763     4,272,255
 Other assets                                           2,109,774     2,196,756
                                                     ------------  ------------
 TOTAL                                               $512,376,839  $487,549,856
                                                     ============  ============
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
   Demand                                            $ 78,878,596  $ 78,480,411
   NOW accounts                                        61,878,205    60,575,240
   Money market accounts                               29,843,939    27,290,026
   Savings                                             25,033,619    22,271,033
   Time deposits of $100,000 or more                   91,856,929    88,267,044
   Other time deposits                                125,904,858   120,814,237
                                                     ------------  ------------
   Total deposits                                     413,396,146   397,697,991
 Securities sold under agreements to repurchase         4,921,843     2,955,234
 Accrued interest payable                               1,935,826     1,978,712
 Other liabilities                                        717,620     1,611,805
                                                     ------------  ------------
 Total liabilities                                    420,971,435   404,243,742
                                                     ------------  ------------
 Shareholders' equity:
 Common stock, $1 par value
   Authorized:  10,000,000 shares
   Issued and outstanding:  9,037,841 shares
   in 1997 and 9,008,570 shares in 1996                 9,037,841     9,008,570
 Capital surplus                                       22,004,817    21,690,069
 Retained earnings                                     60,040,436    52,430,332
 Net unrealized gain on securities available
   for sale, net of deferred income taxes                 322,310       177,143
                                                     ------------  ------------
 Total shareholders' equity                            91,405,404    83,306,114
                                                     ------------  ------------
 TOTAL                                               $512,376,839  $487,549,856
                                                     ============  ============

See notes to consolidated financial statements.








Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 3 of 14

Bank of Granite Corporation
Statements of Consolidated
   Income (unaudited)

                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                                1997         1996         1997         1996
                             -----------  -----------  -----------  -----------
 INTEREST INCOME:
 Interest and fees on loans  $ 8,882,395  $ 7,861,018  $25,447,710  $23,063,382
 Federal funds sold               20,064       42,559      126,381      226,454
 Interest-bearing deposits         1,013          --         1,961          --
 Investments:
   U.S. Treasury                 307,041      319,667      901,489      843,689
   U.S. Government agencies      532,853      636,290    1,686,203    1,819,340
   States and political
     subdivisions                826,386      761,407    2,425,766    2,245,811
   Other                         234,066      179,396      681,960      529,229
                             -----------  -----------  -----------  -----------
 Total interest income        10,803,818    9,800,337   31,271,470   28,727,905
                             -----------  -----------  -----------  -----------
 INTEREST EXPENSE:
 Time deposits of
   $100,000 or more            1,321,466    1,256,026    3,816,818    3,718,864
 Other time and
   savings deposits            2,410,511    2,337,729    7,008,083    6,863,682
 Federal funds purchased and
   securities sold under
   agreements to repurchase       58,679       48,113      168,317      147,373
 Other borrowed funds                149          355          876        1,204
                             -----------  -----------  -----------  -----------
 Total interest expense        3,790,805    3,642,223   10,994,094   10,731,123
                             -----------  -----------  -----------  -----------
 NET INTEREST INCOME           7,013,013    6,158,114   20,277,376   17,996,782
 PROVISION FOR LOAN LOSSES       300,000      260,000      875,000      545,000
                             -----------  -----------  -----------  -----------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES   6,713,013    5,898,114   19,402,376   17,451,782
                             -----------  -----------  -----------  -----------
 OTHER INCOME:
 Service charges on
   deposit accounts              776,614      795,194    2,364,900    2,279,787
 Other service charges,
   fees and commissions          326,193      242,349      925,367      749,049
 Securities gains                  3,695       23,059        3,695       38,098
 Other                            52,030      133,873      393,871      533,545
                             -----------  -----------  -----------  -----------
 Total other income            1,158,532    1,194,475    3,687,833    3,600,479
                             -----------  -----------  -----------  -----------
 OTHER EXPENSES:
 Salaries and wages            1,308,997    1,147,682    3,801,685    3,437,564
 Employee benefits               318,659      256,816      999,225      975,565
 Occupancy expense, net          150,908      110,960      379,095      343,630
 Equipment rentals,
   depreciation, and
   maintenance                   249,261      222,114      694,069      625,364
 Other                           886,158      588,193    2,301,379    1,832,962
                             -----------  -----------  -----------  -----------
 Total other expenses          2,913,983    2,325,765    8,175,453    7,215,085
                             -----------  -----------  -----------  -----------
 INCOME BEFORE INCOME TAXES    4,957,562    4,766,824   14,914,756   13,837,176
 INCOME TAXES                  1,580,380    1,545,000    4,867,548    4,555,000
                             -----------  -----------  -----------  -----------
 NET INCOME                  $ 3,377,182  $ 3,221,824  $10,047,208  $ 9,282,176
                             ===========  ===========  ===========  ===========
 PER SHARE AMOUNTS:
 Net income                  $      0.37  $      0.36  $      1.11  $      1.03
 Cash dividends                     0.09         0.09         0.27         0.26
 Book value                                                  10.11         8.95


See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 4 of 14

Bank of Granite Corporation
Consolidated Statements of
   Cash Flows (unaudited)

                                                          Nine Months
                                                       Ended September 30,
                                                        1997         1996
                                                     ------------  ------------
 Increase(decrease) in cash & cash equivalents:
 Cash flows from operating activities:
   Interest received                                 $ 30,688,221  $ 28,368,778
   Fees and commissions received                        3,684,138     3,562,381
   Interest paid                                      (11,036,980)  (10,734,489)
   Cash paid to suppliers and employees                (7,799,728)   (7,386,772)
   Income taxes paid                                   (5,533,782)   (4,876,797)
                                                     ------------  ------------
     Net cash provided by operating activities         10,001,869     8,933,101
                                                     ------------  ------------
 Cash flows from investing activities:
   Proceeds from maturities and/or calls of
     securities available for sale                     12,819,317    13,100,001
   Proceeds from maturities and/or calls of
     securities held to maturity                        8,299,238    10,527,779
   Proceeds from sales of securities
     available for sale                                    25,000           --
   Purchase of securities available for sale          (13,188,621)  (16,328,877)
   Purchase of securities held to maturity             (8,520,934)  (14,430,208)
   Net increase in loans                              (27,016,770)  (15,311,453)
   Capital expenditures                                (1,994,889)     (742,497)
   Proceeds from sale of fixed assets                      20,000        14,400
                                                     ------------  ------------
     Net cash used by investing activities            (29,557,659)  (23,170,855)
                                                     ------------  ------------
 Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts,
     and savings accounts                               7,017,649     9,734,556
   Net increase in certificates of deposit              8,680,506    12,856,481
   Net decrease(increase) in federal funds
     purchased and securities sold under
     agreements to repurchase                           1,966,609       (73,485)
   Net proceeds from issuance of common stock             344,019       322,341
   Cash paid for fractional shares                            --        (17,413)
   Dividend paid                                       (2,437,104)   (2,248,115)
                                                     ------------  ------------
     Net cash provided by financing activities         15,571,679    20,574,365
                                                     ------------  ------------
 Net increase(decrease) in cash equivalents            (3,984,111)    6,336,611
 Cash and cash equivalents at beginning of period      28,846,283    21,121,179
                                                     ------------  ------------
 Cash and cash equivalents at end of period          $ 24,862,172  $ 27,457,790
                                                     ============  ============


See notes to consolidated financial statements.

(continued on next page)



Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 5 of 14

Bank of Granite Corporation
Consolidated Statements of
  Cash Flows (unaudited) - (concluded)

                                                              Nine Months
                                                          Ended September 30,
                                                           1997         1996
                                                       -----------  -----------
 Reconciliation of net income to net cash provided
   by operating activities:
   Net Income                                          $10,047,208  $ 9,282,176
                                                       -----------  -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          613,016      564,076
     Provision for loan loss                               875,000      545,000
     Premium amortization, net                             115,259      121,610
     Gains on sales or calls of securities
       available for sale                                     (683)     (23,059)
     Gains on calls of securities
       held to maturity                                     (3,012)     (15,039)
     Loss(gain) on disposal or sale of equipment               (99)      13,148
     Decrease in taxes payable                            (666,234)    (321,797)
     Increase in accrued interest receivable              (698,508)    (480,737)
     Decrease in interest payable                          (42,886)      (3,366)
     Increase in other assets                               (9,241)  (1,205,226)
     Increase(decrease) in other liabilities              (227,951)     456,315
                                                       -----------  -----------
     Net adjustments to reconcile net income to
       net cash provided by operating activities           (45,339)    (349,075)
                                                       -----------  -----------
   Net cash provided by operating activities           $10,001,869  $ 8,933,101
                                                       ===========  ===========
 Supplemental disclosure of non-cash transactions:
   Changes in net unrealized gains or losses on
     securities available for sale                     $   241,390  $  (623,229)
   Securities purchased, not yet settled                       --     1,000,000
   Securities sold, not yet settled                            --        48,059
   Transfer from retained earnings to common stock
     for stock split                                           --     3,000,827

 See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 6 of 14

Bank of Granite Corporation
Notes to Consolidated Financial Statements
September 30, 1997

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation as of September 30, 1997 and December 31, 1996, and the results of their operations for the three and nine month periods ended September 30, 1997 and 1996, and their cash flows for the nine month periods ended September 30, 1997 and 1996.

The accounting policies followed are set forth in Note 1 to the Corporation's 1996 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, of 9,085,276 and 9,050,224, for the three month periods ended September 30, 1997 and 1996 respectively; and 9,080,217 and 9,036,126 for the nine month periods ended September 30, 1997 and 1996 respectively.

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 1997 and December 31, 1996 was $58,201,000 and $56,138,000, respectively.
Additionally, standby letters of credit of approximately $2,943,882 and $2,251,000 were outstanding at September 30, 1997 and December 31, 1996, respectively. Management does not anticipate any significant losses to result from these transactions.






Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 7 of 14

Bank of Granite Corporation
Management's Discussion and Analysis


CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996

         Total assets increased $24,826,983, or 5.09%, from December 31, 1996 to September 30, 1997. Earning assets grew $22,797,332, or 5.03%, since December 31, 1996. Loans, the largest earning asset, rose $26,527,458, or 8.28%, for the same period. Cash and cash equivalents fell $3,984,111, or 13.81%, from December 31, 1996 to September 30, 1997, primarily because of a $4,500,000 decrease in Federal funds since year-end. Funding the asset growth was a combination of deposit growth and earnings retained. Deposits were up $15,698,155, or 3.95%, from December 31, 1996 to September 30, 1997 while earnings retained for the period were $7,610,104 after paying dividends of 2,437,104. Noninterest-bearing demand deposits increased slightly, while savings, NOW and money market deposits increased $2,762,586, or 12.40%, during the nine month period ended September 30, 1997. Time deposits increased $8,680,506, or 4.15%, during the same period. The loan to deposit ratio was 83.89% at September 30, 1997 compared to 80.53% at December 31, 1996. Other liabilities decreased $894,185 from December 31, 1996 to September 30, 1997. Common stock outstanding increased 29,271 shares, or 0.32%, from December 31, 1996 to September 30, 1997, primarily due to the exercise of stock options. The Company's liquidity position remained strong.


RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED WITH THE SAME PERIOD IN 1996 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED WITH THE SAME PERIOD IN 1996

         During the three month period ended September 30, 1997, interest income increased $1,003,481, or 10.24%, from the same period last year. The increase is primarily attributable to increased loan volumes. The prime rate during the three month period averaged 8.50% compared to 8.25% during the same period in 1996. Gross loans averaged $340,209,202 compared to 312,636,444 last year, an increase of 8.82%. Interest expense increased $148,582, or 4.08%, primarily because of growth in interest-bearing deposits.

         During the nine month period ended September 30, 1997, interest income increased $2,543,565, or 8.85%, from the same period last year. The increase is primarily attributable to increased loan volumes. The prime rate during the nine month period averaged 8.42% compared to 8.41% during the same period in 1996. Gross loans averaged $333,274,027 compared to 303,359,180 last year, an increase of 9.86%. Investment interest increased $257,349, or 4.73%, due to growth in the investment portfolio. Interest expense increased $262,971, or 2.45%, primarily because of growth in interest-bearing deposits.

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


(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 8 of 14

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and nine month periods ended September 30, 1997, management determined a charge to operations of $300,000 and $875,000, respectively, would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At September 30, 1997 the loan loss reserve was 1.52% of net loans outstanding.

         At September 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,235,664 ($918,216 of which was on a non-accrual basis) and $1,265,992 ($625,486 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1997 and 1996 was not significantly different from the balance at September 30, 1997 and 1996, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $586,216 and $779,724 at September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Company recognized interest income on those impaired loans of approximately $29,281 and $39,339, respectively.

         For the quarter ended September 30, 1997, total noninterest income was $1,158,532, a decrease of $35,943, or 3.01%, from $1,194,475 earned in the same period of 1996. Fees on deposit accounts were $776,614 during the third quarter, down $18,580, or 2.34%, from $795,194 earned in the third quarter of 1996. Third quarter other service fees and commissions were $326,193 for 1997, up $83,844, or 34.60%, from $242,349 earned in the same period of 1996. Gains on sales of securities were $3,695 in 1997, down $19,364, or 83.98%, from $23,059 earned in the same period of 1996. Other noninterest income was $52,030 for the third quarter of 1997, down $81,843, or 61.13%, from $133,873 earned in the third quarter of 1996. Management continued to emphasize non-traditional banking services such as annuities, life insurance, leasing, and sales of mortgage and small business loans, which produced $184,399, in non-interest income during the quarter.

         Third quarter 1997 noninterest expenses totaled $2,913,983, up $588,218, or 25.29%, from $2,325,765 in the third quarter of 1996. Contributing to the various overhead increases in the third quarter were costs associated with (i) the opening of a new retail office that operates inside a grocery store, (ii) the organizing of a department to launch a new cashflow management product for commercial customers and (iii) the installation of and conversion to new technology that captures items such as deposit tickets and checks as images and reads the transaction information into the data processing system. Salaries and wages were $1,308,997 during the quarter, up $161,315, or 14.06%, from $1,147,682 in 1996. Profit sharing and employee benefits were $318,659, up $61,843, or 24.08%, compared to $256,816 in the third quarter of 1996. Occupancy expenses for the quarter were $150,908, up $39,948, or 36.00%, from $110,960 in the same period of 1996. Equipment expenses were $249,261 during the third quarter, up $27,147, or 12.22%, from $222,114 in the same period of 1996. Third quarter other noninterest expenses were $886,158 in 1997, up $297,965, or 50.66%, from $588,193 in the same quarter a year ago. Income tax expense was $1,580,380 for the quarter, up $35,380, or 2.29%, from $1,545,000 for the 1996 third quarter. Net income increased to $3,377,182 during the quarter, or 4.82%, from $3,221,824 earned in the same period of 1996.




(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 9 of 14

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

         For the nine months ended September 30, 1997, total noninterest income was $3,687,833, up $87,354, or 2.43%, from $3,600,479 earned in the same period of 1996. Fees on deposit accounts were $2,364,900 during the first nine months of 1997, up $85,113, or 3.73%, from $2,279,787 earned in the same period of 1996. Other service fees and commissions were $925,367 during the first nine months of 1997, up $176,318, or 23.54%, from $749,049 earned in the same period of 1996. Gains on sales of securities were $3,695 during the first nine months of 1997, down $34,403, or 90.30%, from $38,098 earned in the same period of 1996. Other noninterest income was $393,871 during the first nine months of 1997, down $139,674, or 26.18%, from $533,545 earned in the same period of 1996.
Management's emphasis on non-traditional banking services such as annuities, life insurance, leasing, and sales of mortgage and small business loans, produced $645,526, in non-interest income during the period.

         Total noninterest expenses were $8,175,453 during the first nine months of 1997, up $960,368, or 13.31%, from $7,215,085 in the same period of 1996. As was the case for the third quarter, the year-to-date increases in the various overhead captions also included costs associated with (i) the opening of a new retail office inside a high traffic grocery store, (ii) the organizing of a department to launch a new cashflow management product for commercial customers and (iii) the installation of and conversion to new imaging technology. Salaries and wages were $3,801,685 during the first nine months of 1997, up $364,121, or 10.59%, from $3,437,564 in the same period of 1996. Profit sharing and employee benefits were $999,225 during the first nine months of 1997, up $23,660, or 2.43%, from $975,565 in the same period of 1996. Occupancy expenses were $379,095 during the first nine months of 1997, up $35,465, or 10.32%, from $343,630 in the same period of 1996. Equipment expenses were $694,069 during the first nine months of 1997, up $68,705, or 10.99%, from $625,364 in the same period of 1996. Other noninterest expenses were $2,301,379 during the first nine months of 1997, up $468,417, or 25.56%, from $1,832,962 in the same period of 1996. Income tax expense was $4,867,548 during the first nine months of 1997, up $312,548, or 6.86%, from $4,555,000 in the same period of 1996. Net income was $10,047,208 during the first nine months of 1997, up $765,032, or 8.24%, from $9,282,176 earned in the same period of 1996.

COMPLETED ACQUISITION

         On November 5, 1997, the Bank of Granite Corporation completed its first acquisition. The Company acquired GLL & Associates, Inc., a mortgage bank, in a stock-for-stock transaction that will be accounted for as a pooling of interest. GLL & Associates, Inc. specializes in government-backed mortgages and mortgages to first-time home buyers with offices in the Winston-Salem, Charlotte, Greensboro, Statesville and High Point communities of North Carolina. GLL & Associates originates in excess of $120 million in mortgages per year. As of September 30, 1997, GLL & Associates had assets of approximately $11.5 million, including earning assets of approximately $10.8 million, substantially all of which were mortgage loans. Liabilities assumed were approximately $10.7 million, of which $9.6 million were borrowings used to fund the mortgage loans.

FORWARD LOOKING STATEMENTS

         The foregoing discussion may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, or general economic conditions.




Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 10 of 14

Bank of Granite Corporation
PART II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

    27  Financial Data Schedule (for SEC use only)

B)  Reports on Form 8-K

    No reports on Form 8-K have been filed for the quarter ended September 30, 1997.

Items 1,2,3,4 and 5 are inapplicable and are omitted.






Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 11 of 14

Bank of Granite Corporation
Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Bank of Granite Corporation
                                                  (Registrant)



 Date:  November 10, 1997                 /s/ Kirby A. Tyndall
                                          ---------------------------
                                          Kirby A. Tyndall
                                          Senior Vice President and
                                          Chief Financial Officer and
                                          Principal Accounting Officer







Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 12 of 14

Bank of Granite Corporation
Exhibit Index
                                                                          Begins
                                                                         on Page
                                                                         -------

 Exhibit 27 - Financial Data Schedule                                      14









Bank of Granite Corporation, Form 10-Q, September 30, 1997, page 13 of 14