Form 10-K405
period 1997-12-31
BANK OF GRANITE CORP
filed 1998-03-26
CIK 810689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997


                         Commission file number 0-15956

                           Bank of Granite Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  56-1550545
--------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                 P.O. Box 128, Granite Falls, N.C.            28630
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (704) 496-2000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of exchange on which registered
          Common Stock                                    NASDAQ
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998, was $261,259,380.

                       Documents Incorporated by Reference

         PARTS I AND II: Annual Report to Shareholders for the fiscal year ended December 31, 1997 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, and the Annual Report to Shareholders is not deemed to be filed as part of this report).

         PART III: Definitive Proxy Statement dated March 23, 1998 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1998 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------

================================================================================
                         Exhibit Index begins on page 13

                         FORM 10-K CROSS-REFERENCE INDEX

                                                             1997         1998
                                                1997        Annual       Proxy
                                             Form 10-K      Report     Statement
                                                Page         Page         Page
                                                ----         ----         ----

 PART I

 Item 1 - Business                                3          n/a            n/a
 Item 2 - Properties                              7          n/a            n/a
 Item 3 - Legal Proceedings                       9          n/a            n/a
 Item 4 - Submission of Matters to a
          Vote of Security Holders                9          n/a            n/a

 PART II

 Item 5 - Market for the Registrant's
          Common Equity and
          Related Shareholder Matters             9       4 & 18            I-3
 Item 6 - Selected Financial Data                 9           22
 Item 7 - Management's Discussion
          and Analysis of Financial
          Condition and Results of
          Operations                              9           17   II-1 - II-11
 Item 8 - Financial Statements and
          Supplementary Data                      9   21,23 & 24  II-12 - II-34
 Item 9 - Changes in and Disagreements
          with Accountants on Accounting
          and Financial Disclosure                9          n/a            n/a

 PART III

 Item 10 - Directors and Executive
           Officers of the Registrant            10          n/a            I-8
 Item 11 - Executive Compensation                10          n/a     I-9 - I-13
 Item 12 - Security Ownership of Certain
           Beneficial Owners and
           Management                            10          n/a      I-3 & I-8
 Item 13 - Certain Relationships and
           Related Transactions                  10          n/a           I-16

 PART IV

 Item 14 - Exhibits, Financial Statement
           Schedules and Reports on
           Forms 8-K                             11          n/a  II-12 - II-34

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Registrant") is a Delaware Corporation organized January 30, 1987 as a holding company. The Registrant currently engages in no operations other than ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL merged with the Registrant on November 5, 1997. The Registrant conducts its banking business from twelve offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the North Carolina Banking Commission, the Bank ranked 14th and 13th among North Carolina commercial banks based on assets and deposits, respectively, as of December 31, 1997. The Registrant conducts its mortgage banking business from five offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

GENERAL BUSINESS

The Bank's principal activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships and corporations. Bank of Granite is an independent community bank. The majority of its customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.

GLL's principal activities include the origination and underwriting of mortgage loans to individuals. GLL also sells mortgage servicing rights and appraisal services. GLL specializes in government guaranteed mortgage products. The majority of its customers are individuals. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of GLL. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, GLL experiences an increase in its mortgage business. When rates rise, GLL's business declines.

TERRITORIAL SERVED AND COMPETITION

The Bank operates banking offices in Granite Falls and the Baton section of Granite Falls; Lenoir and the Hibriten and Whitnel sections of Lenoir; Hudson; Newton; Morganton; Hickory and the Springs Road, Viewmont and Long View sections of Hickory, for a total of twelve offices. The Bank currently plans to open additional offices in the Mountain View section of Hickory and in the Vale community. Banking laws of North Carolina allow statewide branching, resulting in commercial banking in the state being extremely competitive.

 According to June 30, 1997 data provided by the Federal Deposit Insurance Corporation (the "FDIC"), there were seven other commercial banks in the Bank's Caldwell County market. The Bank of Granite had $163.5 million, or 25.5%, of the $641.4 million in total deposits in Caldwell County as of June 30, 1997.

 According to the FDIC data, in the Bank's Catawba County market, there were twelve other commercial banks as of June 30, 1997. The Bank of Granite had $225.1 million, or 14.2%, of the $1,584.2 million in total deposits in Catawba County as of June 30, 1997.

 In the Bank's Burke County market, there were six commercial banks and one savings institution as of June 30, 1997 according to the FDIC. The Bank of Granite had $24.4 million, or 4.3%, of the $573.2 million in total deposits in Burke County as of June 30, 1997.

 The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from five offices in the North Carolina cities of Winston-Salem, Charlotte, Greensboro, High Point and Statesville. In January 1998, the Bank merged its mortgage department with GLL, serving the Catawba Valley region of North Carolina from an office in Hickory.

 EMPLOYEES

 As of December 31, 1997, the Bank had 187 and GLL had 28 full-time equivalent employees. Both the Bank and GLL consider its relationship with its employees to be excellent.

 SUPERVISION AND REGULATION

 The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

 The Bank Holding Company Act

 The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB").

 A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

 The FRB has cease-and-desist powers over parent bank holding companies and non-banking subsidiaries where their action would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

 While the Registrant is not presently subject to any regulatory restrictions on dividends, the Registrant's ability to pay dividends will depend to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
 Section 53-87. As of December 31, 1997, the Bank had undivided profits of approximately $79.9 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 1997, this ratio was 17.69%, leaving approximately $60.4 million of the Bank's undivided profits available for the payment of dividends. The Bank is, and such other subsidiaries may be, subject to regulatory restrictions on the payment of dividends.

 In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Registrant to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 1997, the Registrant's tier 1 ratio and total capital ratio to risk-adjusted assets was 24.3% and 25.6% respectively. The Registrant's leverage ratio at December 31, 1997 was 17.9%. The Registrant is in compliance with all regulatory capital requirements.

 The Registrant cannot predict what other legislation might be enacted or what other regulation might be adopted or, if enacted or adopted, the effect thereof.

 The Bank is subject to supervision and regulation, of which regular bank examinations are a part, by the FDIC and North Carolina State Banking Commission (the "Banking Commission"). The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

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

 GLL, as a mortgage bank, is regulated by the Banking Commission. Because GLL is a nonbank subsidiary of a bank holding company, it is also regulated by both the Banking Commission and the FRB. In addition, because GLL underwrites mortgages guaranteed by the government, it is subject to other audits and examinations as required by the government agencies or the investors who purchase the mortgages.

 Effects of Governmental Monetary Policy and Economic Controls

 The Registrant is directly affected by governmental monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the FRB, whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in the United States government securities, changes in the discount rate on the member bank borrows, and changes in reserve requirements against bank deposits.

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

 ITEM 2 - PROPERTIES

 Bank of Granite owns all of its facilities which are listed below.

 GRANITE FALLS, NC

 Granite Falls office (home office) - 8,735 square foot building located on a
 1.2 acre lot.

 Storage building - 735 square foot building with an adjoining 100' x 221' lot.

 Operations Center - 11,769 square foot building located on a 1.05 acre lot.

 Print shop - 375 square foot building.

 Baton office - 430 square office area located inside a supermarket.

 LENOIR, NC

 Lenoir office - 7,400 square foot building.

 Whitnel office - 2,530 square foot building located on a 45,500 square foot lot.

 Hibriten office - 2,480 square foot building located on a 2.10 acre lot.

 HUDSON, NC

 Hudson office - 4,235 square foot building located on a 4.10 acre lot.

 HICKORY, NC

 Hickory office - 9,515 square foot building located on a 20,000 square foot lot.

 Bank of Granite Plaza - two story building with two sections containing 7,520 square feet and 7,572 square feet.

 Springs Road office - 3,612 square foot building located on a 1.6 acre lot.

 Viewmont office - 4,200 square foot building located on a 2 acre lot.

 Longview office - 2,440 square foot building located on a 1.1 acre lot.

 Mountain View office (under construction) - 2,480 square foot building located on a 1.81 acre lot.

 NEWTON, NC

 Newton office - 3,612 square foot building located on a 40,000 square foot lot.

 MORGANTON, NC

 Morganton office - 5,400 square foot building located on a 0.78 acre lot.

 GLL leases all of its facilities which are listed below.

 Winston-Salem office (home office) - 6,974 square foot building located on a
 0.61 acre lot.

 Charlotte office - 878 square foot office in a 150,000 square foot office building.

 High Point office - 830 square foot office in a 7,200 square foot office building.

 Statesville office - 300 square foot office in a 20,000 square foot office building.

 ITEM 3 - LEGAL PROCEEDINGS

 There were no significant legal proceedings as of December 31, 1997.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters submitted to a vote of shareholders in the fourth quarter of 1997.

                                     PART II

 ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER'S MATTERS

 The information required by this item is set forth on pages 4 & 18 of the Registrant's 1997 ANNUAL REPORT TO SHAREHOLDERS under the headings "Market and Dividend Summary" and "Shareholder Information", and respectively, and on page I-3 of the 1998 PROXY STATEMENT under the heading "Principal Holders of Voting" Securities". The above information is incorporated by reference.

 ITEM 6 - SELECTED FINANCIAL DATA

 The information required by this item is set forth on page 22 in the Registrant's 1997 ANNUAL REPORT TO SHAREHOLDERS under the heading "Selected Financial Data" of which information is incorporated herein by reference.

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

 The information required by this item is set forth on pages II-1 - II-11 of the Registrant's 1998 PROXY STATEMENT for the heading "Management's Discussion and Analysis", which is incorporated herein by reference.

 ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

 The Consolidated financial statements, the notes thereto and the independent auditors' report is set forth on pages II-12 - II-34 of the 1998 PROXY STATEMENT for the year ended December 31, 1997 are incorporated herein by reference.

 ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

 There has been no disagreement with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by this item is set forth on page I-8 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 1998 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

 ITEM 11 - EXECUTIVE COMPENSATION

 The information required by this item is set forth on pages I-9 - I-13 in the definitive proxy materials of the Company filed in connection with its 1998 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

 The information required by this item is set forth on pages I-3 & I-8 in the definitive proxy materials of the Company filed in connection with its 1998 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this item is set forth on page I-16 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 1998 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                     PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORMS 8-K

 a.1.         Financial Statements
              The information required by this item is set forth on pages II-12
              - II-34 of the Registrant's 1998 PROXY STATEMENT TO SHAREHOLDERS, which is incorporated herein by reference.

    2.        Financial Statement Schedules
              None

    3.        Exhibits
       10.    Material Contracts
           a. Merger Agreement with GLL & Associates, Inc.

       13.    Annual Report to Shareholders

       21.    Subsidiaries of the Registrant

       27.    Financial Data Schedule

 b.           No reports on Form 8-K were filed for the quarter ended December
              31, 1997.

  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                           BANK OF GRANITE CORPORATION

                      By:  /s/ John A. Forlines, Jr.
                           ------------------------------------
                           John A. Forlines, Jr.
                           Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                      Date

 /s/ John A. Forlines, Jr. Chairman and Chief        March 23, 1998
-------------------------- Executive Officer
 John A. Forlines, Jr.

 /s/ Kirby A. Tyndall      Secretary/Treasurer,      March 23, 1998
-------------------------- Chief Financial
 Kirby A. Tyndall          Officer and Principal
                           Accounting Officer


 /s/ John N. Bray            Director                March 23, 1998
--------------------------
 John N. Bray

 /s/ Robert E. Cline         Director                March 23, 1998
--------------------------
 Robert E. Cline

 /s/ John A. Forlines, Jr.   Director                March 23, 1998
--------------------------
 John A. Forlines, Jr.

 /s/ Barbara F. Freiman      Director                March 23, 1998
--------------------------
 Barbara F. Freiman

 /s/ Hugh R. Gaither         Director                March 23, 1998
--------------------------
 Hugh R. Gaither

 /s/ Charles M. Snipes       Director                March 23, 1998
--------------------------
 Charles M. Snipes

 /s/ Boyd C. Wilson, Jr.     Director                March 23, 1998
--------------------------
 Boyd C. Wilson, Jr.

                           Bank of Granite Corporation
                                  Exhibit Index

                                                                        Begins
                                                                        on Page

 Exhibit 10.a -- Merger Agreement                                          14

 Exhibit 13 -- Annual Report To Shareholders                               57

 Exhibit 21 -- Subsidiaries of the Registrant                              69

 Exhibit 27 -- Financial Data Schedule                                     70