Form 10-Q
period 1998-03-31
BANK OF GRANITE CORP
filed 1998-05-13
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended          March 31, 1998
                                          ----------------------

                                    OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _______________

              Commission file number                     0-15956
                                               ----------------------------


                           BANK OF GRANITE CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     56-1550545
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

POST OFFICE BOX 128, GRANITE FALLS, N.C.                          28630
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (828) 496-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

                           COMMON STOCK, $1 PAR VALUE
                9,170,164 SHARES OUTSTANDING AS OF APRIL 30, 1998

================================================================================

                         Exhibit Index begins on page 14



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 1 of 16

BANK OF GRANITE CORPORATION
Index
                                                                    Begins
                                                                    on Page
                                                                    -------

   PART I - FINANCIAL INFORMATION

   Financial Statements:

        Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997                         3

        Statements of Consolidated Income
            Three Months Ended March 31, 1998 and 1997                   4

        Statements of Consolidated Comprehensive Income
            Three Months Ended March 31, 1998 and 1997                   5

        Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997                   6

        Notes to Consolidated Financial Statements                       8

   Management's Discussion and Analysis of
        Financial Condition and
        Results of Operations                                            9

   PART II - OTHER INFORMATION                                          12

   Signatures                                                           13

   Exhibit Index                                                        14




Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 2 of 16

BANK OF GRANITE CORPORATION
Consolidated Balance Sheets
(unaudited)

                                                                               MARCH 31,        December 31,
                                                                                 1998               1997

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                 $      30,942,537   $    27,707,850
  Interest-bearing deposits                                                          86,010           157,507
  Federal funds sold                                                             16,000,000                --
                                                                          ------------------------------------
Total cash and cash equivalents                                                  47,028,547        27,865,357
                                                                          ------------------------------------

Investment Securities:
  Available for sale, at fair value                                              54,935,634        52,072,834
  Held to maturity, at amortized cost                                            75,998,214        79,036,384

Loans                                                                           373,926,320       357,845,513
Allowance for loan losses                                                        (5,421,590)       (5,202,578)
                                                                          ------------------------------------
Net loans                                                                       368,504,730       352,642,935
                                                                          ------------------------------------

Premises and equipment, net                                                       9,658,150         9,583,429
Accrued interest receivable                                                       5,046,505         4,972,654
Other assets                                                                      3,146,872         2,806,140
                                                                          ------------------------------------

Total                                                                     $     564,318,652   $   528,979,733
                                                                          ====================================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                  $      88,966,964   $    80,637,746
  NOW accounts                                                                   64,204,256        62,792,730
  Money market accounts                                                          33,361,157        25,697,397
  Savings                                                                        25,444,278        23,848,043
  Time deposits of $100,000 or more                                              92,531,425        92,588,469
  Other time deposits                                                           133,493,539       129,011,799
                                                                          ------------------------------------
  Total deposits                                                                438,001,619       414,576,184
Federal funds purchased and securities
  sold under agreements to repurchase                                             3,697,997         8,882,016
Other borrowings                                                                 19,143,861         6,287,700
Accrued interest payable                                                          1,884,256         2,138,430
Other liabilities                                                                 3,156,466         1,878,680
                                                                          ------------------------------------
Total liabilities                                                               465,884,199       433,763,010
                                                                          ------------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized:  10,000,000 shares
  Issued and outstanding:  9,170,074 shares in 1998
  and 9,146,272 shares in 1997                                                    9,170,074         9,146,272
Capital surplus                                                                  22,572,801        22,234,753
Retained earnings                                                                66,160,566        63,362,060
Accumulated other comprehensive income:
  Net unrealized gain on securities available
    for sale, net of deferred income taxes                                          531,012           473,638
                                                                          ------------------------------------
Total shareholders' equity                                                       98,434,453        95,216,723
                                                                          ------------------------------------

Total                                                                     $     564,318,652   $   528,979,733
                                                                          ====================================

See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 3 of 16

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Income (unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   1998              1997
INTEREST INCOME:
Interest and fees on loans                                                $       9,558,233   $     8,416,162
Federal funds sold                                                                   91,041            54,509
Interest-bearing deposits                                                             2,507             2,985
Investments:
  U.S. Treasury                                                                     316,861           293,739
  U.S. Government agencies                                                          507,647           586,261
  States and political subdivisions                                                 872,722           793,912
  Other                                                                             195,972           214,275
                                                                          ------------------------------------
Total interest income                                                            11,544,983        10,361,843
                                                                          ------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000
  or more                                                                         1,317,822         1,244,696
Other time and savings deposits                                                   2,302,109         2,247,090
Federal funds purchased and
  securities sold under
  agreements to repurchase                                                           52,238            44,162
Other borrowed funds                                                                146,178           126,133
                                                                          ------------------------------------
Total interest expense                                                            3,818,347         3,662,081
                                                                          ------------------------------------

Net interest income                                                               7,726,636         6,699,762
Provision for loan losses                                                           333,410           255,000
                                                                          ------------------------------------
Net interest income after
  provision for loan losses                                                       7,393,226         6,444,762
                                                                          ------------------------------------

OTHER INCOME:
Service charges on deposit
  accounts                                                                          852,120           784,142
Other service charges, fees
  and commissions                                                                   873,824           734,422
Other                                                                               269,173           262,690
                                                                          ------------------------------------
Total other income                                                                1,995,117         1,781,254
                                                                          ------------------------------------

OTHER EXPENSES:
Salaries and wages                                                                1,902,350         1,626,579
Employee benefits                                                                   412,553           371,404
Occupancy expense, net                                                              168,223           140,026
Equipment rentals, depreciation
  and maintenance                                                                   340,146           251,428
Other                                                                             1,005,989           738,091
                                                                          ------------------------------------
Total other expenses                                                              3,829,261         3,127,528
                                                                          ------------------------------------

Income before income taxes                                                        5,559,082         5,098,488
Income taxes                                                                      1,845,741         1,728,758
                                                                          ------------------------------------

Net income                                                                $       3,713,341   $     3,369,730
                                                                          ====================================

PER SHARE AMOUNTS:
Net income - Basic                                                        $            0.41   $          0.37
Net income - Diluted                                                                   0.40              0.37
Cash dividends                                                                         0.10              0.09
Book value                                                                            10.73              9.46


See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 4 of 16

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Comprehensive Income
  (unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   1998              1997

Net income                                                                $       3,713,341   $     3,369,730
                                                                          ------------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Other comprehensive income,
  before tax:
  Unrealized gains (losses)
    during the period on
    securities available for sale                                                    95,466          (331,568)
Less:  Income taxes related to
    unrealized gains or losses on
    securities available for sale                                                   (38,092)          132,730
                                                                          ------------------------------------
Other comprehensive
  income (losses), net of tax                                                        57,374          (198,838)
                                                                          ------------------------------------

Comprehensive income                                                      $       3,770,715   $     3,170,892
                                                                          ====================================

See notes to consolidated financial statements.




Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 5 of 16

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   1998              1997

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
Cash flows from operating activities:
  Interest received                                                       $      11,482,119   $     9,940,541
  Fees and commissions received                                                   1,995,117         1,781,254
  Interest paid                                                                  (4,072,521)       (3,888,402)
  Cash paid to suppliers and employees                                           (3,906,889)       (3,635,372)
  Income taxes paid                                                                (604,877)         (531,475)
                                                                          ------------------------------------
    Net cash provided by operating activities                                     4,892,949         3,666,546
                                                                          ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                                 5,800,000         3,100,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                                   3,299,900           800,000
  Purchase of securities available for sale                                      (8,573,523)       (1,290,052)
  Purchase of securities held to maturity                                          (266,528)         (772,760)
  Net increase in loans                                                         (16,195,205)       (7,974,460)
  Capital expenditures                                                             (338,995)         (578,850)
  Proceeds from sale of fixed assets                                                      0            20,000
                                                                          ------------------------------------
    Net cash used by investing activities                                       (16,274,351)       (6,696,122)
                                                                          ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                                         19,000,739         1,173,896
  Net increase in certificates of deposit                                         4,424,696         4,716,378
  Net decrease(increase) in federal funds purchased
    and securities sold under agreements to
    repurchase and other borrowings                                              (5,184,019)          514,038
  Net increase in other borrowings                                               12,856,161           920,192
  Net proceeds from issuance of common stock                                        361,850           267,763
  Dividend paid                                                                    (914,835)         (810,877)
  Subsidiary's premerger distribution of income
    as a Subchapter S corporation                                                        --          (160,000)
                                                                          ------------------------------------
    Net cash provided by financing activities                                    30,544,592         6,621,390
                                                                          ------------------------------------

NET INCREASE IN CASH EQUIVALENTS                                                 19,163,190         3,591,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 27,865,357        29,645,178
                                                                          ------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      47,028,547   $    33,236,992
                                                                          ====================================

See notes to consolidated financial statements.

(continued on next page)



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 6 of 16

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited) - (concluded)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                   1998              1997

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                              $       3,713,341   $     3,369,730
                                                                          ------------------------------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                    264,274           215,924
    Provision for loan loss                                                         333,410           255,000
    Premium amortization, net                                                        10,987            40,193
    Deferred income taxes                                                           (79,947)          (13,852)
    Gain on disposal or sale of equipment                                                --              (525)
    Increase in taxes payable                                                     1,320,811         1,211,135
    Increase in accrued interest receivable                                         (73,851)         (461,495)
    Decrease in interest payable                                                   (254,174)         (226,321)
    Increase (decrease) in other assets                                            (298,877)           15,205
    Decrease in other liabilities                                                   (43,025)         (738,448)
                                                                          ------------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                   1,179,608           296,816
                                                                          ------------------------------------

  Net cash provided by operating activities                               $       4,892,949   $     3,666,546
                                                                          ====================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                               $          95,466   $      (331,568)
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                   (38,092)          132,730
  Transfer from loans to other real estate owned                                     21,525            40,000


See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 7 of 16

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
March 31, 1998

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997.

Results of operations and cash flows for the periods ended March 31, 1997 have been restated to include the merger of GLL & Associates, Inc. acquired in November 1997 and accounted for as a pooling of interests.

The accounting policies followed are set forth in Note 1 to the Corporation's 1997 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                             Three Months
                                                            Ended March 31,
                                                        1998              1997
   Weighted average shares
       outstanding                                       9,162,575         9,129,715
   Potentially dilutive effect of
       stock options                                        33,799            72,294
                                                 ------------------------------------
   Weighted average shares
       outstanding, including
       potentially dilutive effect of
       stock options                                     9,196,374         9,202,009
                                                 ====================================

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 1998 and December 31, 1997 were as follows:

                                        MARCH 31,       December 31,
                                          1998              1997

   Unfunded commitments               $55,260,108      $57,413,913
   Letters of credit                    4,300,740        3,773,055



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 8 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis


CHANGES IN FINANCIAL CONDITION
MARCH 31, 1998 COMPARED WITH DECEMBER 31, 1997

         Total assets increased $35,353,919, or 6.68%, from December 31, 1997 to March 31, 1998. Earning assets increased $31,833,940, or 6.51%, from December 31, 1997 to March 31, 1998. Loans, the largest earning asset, increased $16,080,807, or 4.49%, from December 31, 1997 to March 31, 1998. Funding the asset growth was a combination of deposit growth and earnings retained. Deposits increased $23,425,435, or 5.65%, from December 31, 1997 to March 31, 1998.
Noninterest-bearing demand deposits increased $8,329,218, or 10.33%, from December 31, 1997 to March 31, 1998. Savings, NOW and money market deposits increased $1,596,235, or 6.69%, from December 31, 1997 to March 31, 1998. Time deposits greater than $100,000 decreased $57,044, or 0.06%, from December 31, 1997 to March 31, 1998. Other time deposits increased $4,481,740, or 3.47%, from December 31, 1997 to March 31, 1998. Total time deposits increased $4,424,696, or 2.00%, from December 31, 1997 to March 31, 1998. The loan to deposit ratio was 85.37% as of March 31, 1998 compared to 86.32% as of December 31, 1997. Federal funds purchased and securities sold under agreements to repurchase decreased $5,184,019, or 58.37%, from December 31, 1997 to March 31, 1998. Other borrowings increased $12,856,161, or 204.47%, from December 31, 1997 to March 31, 1998. Common stock outstanding increased 23,802 shares, or 0.26%, from December 31, 1997 to March 31, 1998, primarily due to the exercise of stock options. Earnings retained were $2,798,506 from December 31, 1997 to March 31, 1998, after paying dividends of 914,833. Net unrealized gain on securities available for sale, net of deferred income taxes increased $57,374, or 12.11%, from December 31, 1997 to March 31, 1998. The Company's liquidity position remained strong.


RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
COMPARED WITH THE SAME PERIOD IN 1997

         Results of operations for the periods ended March 31, 1997 have been restated to include the merger of GLL & Associates, Inc. acquired in November 1997 and accounted for as a pooling of interests.

         During the three month period ended March 31, 1998, interest income increased $1,183,140, or 11.42%, from the same period last year. The increase is primarily attributable to increased loan volume. The prime rate during the three month period averaged 8.50% compared to 8.26% during the same period in 1997. Gross loans averaged $367,805,172 compared to 332,249,574 last year, an increase of 10.70%. Interest expense increased $156,266, or 4.27%, primarily because of growth in interest-bearing deposits.

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

(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 9 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 1998, management determined a charge to operations of $333,410 would bring the loan loss reserve to an estimated balance considered to be adequate to absorb potential losses in the portfolio. At March 31, 1998 the loan loss reserve was 1.47% of net loans outstanding.

         At March 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,315,688 ($988,751 of which was on a non-accrual basis) and $935,736 ($731,935 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1998 and 1997 was not significantly different from the balance at March 31, 1998 and 1997, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $571,281 and $455,988 at March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998 and 1997, the Company recognized interest income on those impaired loans of approximately $8,262 and $6,825, respectively.

         For the quarter ended March 31, 1998, total noninterest income was $1,995,117, up $213,863, or 12.01%, from $1,781,254 earned in the same period of
1997. Fees on deposit accounts were $852,120 during the first quarter, up $67,978, or 8.67%, from $784,142 earned in the first quarter of 1997. First quarter other service fees and commissions were $873,824 for 1998, up $139,402, or 18.98%, from $734,422 earned in the same period of 1997. There were no gains on sales of securities in the first quarter of 1998 or 1997. Other noninterest income was $269,173 for the first quarter of 1998, up $6,483, or 2.47%, from $262,690 earned in the first quarter of 1997. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $838,123 in nontraditional fee income during the first quarter of 1998, up 12.05% from the first quarter of 1997.

         First quarter 1998 noninterest expenses totaled $3,829,261, up $701,733, or 22.44%, from $3,127,528 in the first quarter of 1997, primarily because of costs associated with (1) commissions incurred with the increase in mortgage banking fee income, (2) the organizing of a department in June 1997 to launch a new cashflow management product for commercial customers, (3) the opening in April 1997 and March 1998 of two new retail offices and (4) depreciation and maintenance of new imaging and data communications technology installed in September 1997. Salaries and wages were $1,902,350 during the quarter, up $275,771, or 16.95%, from $1,626,579 in 1997. Profit sharing and employee benefits were $412,553, up $41,149, or 11.08%, compared to $371,404 in the first quarter of 1997. Occupancy expenses for the quarter were $168,223, up $28,197, or 20.14%, from $140,026 in the same period of 1997. Equipment expenses were $340,146 during the first quarter, up $88,718, or 35.29%, from $251,428 in the same period of 1997. First quarter other noninterest expenses were $1,005,989 in 1998, up $267,898, or 36.30%, from $738,091 in the same quarter a year ago. Income tax expense was $1,845,741 for the quarter, up $116,983, or 6.77%, from $1,728,758 for the 1997 first quarter. Net income increased to $3,713,341 during the quarter, or 10.20%, from $3,369,730 earned in the same period of 1997.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 10 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

YEAR 2000 COMPLIANCE ISSUES

         All levels of the Company's management and its Board of Directors are aware of the seriousness of the Year 2000 century change and the effects it may have on the Company and its customers. The Company has a Year 2000 project team under the leadership of an independent consultant to guide it through its action plan for compliance. The plan includes steps to be taken by the Company (i) to identify, assess, evaluate, test and validate its own date sensitive systems,
(ii) to amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants and
(iii) to offer education to business customers regarding Year 2000 awareness in their own businesses. Although the Company relies entirely upon outside vendors for its computer software and hardware and its security and environmental equipment, all date sensitive systems must be thoroughly evaluated for Year 2000 compliance. It is the Company's goal to have areas identified as having Year 2000 issues to be in compliance by the end of 1998. This will allow all of 1999 to be devoted to testing and validation. Regarding the Company's business customers, the Company hosted two well attended seminars in March 1998 to educate customers concerning Year 2000 compliance issues. The Company cannot determine its costs of Year 2000 compliance until its assessment is completed. The Company will disclose such amounts in future communications with shareholders when such amounts can be reasonably estimated.

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




Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 11 of 16

BANK OF GRANITE CORPORATION
PART II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

    27.1  Financial Data Schedule (March 31, 1998)
    27.2  Financial Data Schedule (March 31, 1997 - Restated)

B)  Reports on Form 8-K

    No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 12 of 16

BANK OF GRANITE CORPORATION
Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Bank of Granite Corporation
                                            (Registrant)



   Date:  May 13, 1998                      /s/ Kirby A. Tyndall
                                            ------------------------------------
                                            Kirby A. Tyndall
                                            Senior Vice President and
                                            Chief Financial Officer and
                                            Principal Accounting Officer




Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 13 of 16

BANK OF GRANITE CORPORATION
Exhibit Index
                                                                          Begins
                                                                         on Page
                                                                         -------

Exhibit 27.1 - Financial Data Schedule (March 31, 1998)                     15

Exhibit 27.2 - Financial Data Schedule (March 31, 1997 - RESTATED)          16



Bank of Granite Corporation, Form 10-Q, March 31, 1998, page 14 of 16