Form 10-Q
period 1998-06-30
BANK OF GRANITE CORP
filed 1998-08-11
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549

                                   ----------

                                    FORM 10-Q

(mark one)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         _______________

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

                           Common stock, $1 par value
                11,463,742 shares outstanding as of July 31, 1998

================================================================================

                        Exhibit Index begins on page 16


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 1 of 18

Bank of Granite Corporation
Index
                                                                        Begins
                                                                       on Page
                                                                       -------

Part I - Financial Information

Financial Statements:

     Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997                                3

     Statements of Consolidated Income
         Three Months Ended June 30, 1998 and 1997
         And Six Months Ended June 30, 1998 and 1997                        4

     Statements of Consolidated Comprehensive Income
         Three Months Ended June 30, 1998 and 1997
         And Six Months Ended June 30, 1998 and 1997                        5

     Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997                            6

     Notes to Consolidated Financial Statements                             9

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                                 10

PART II - Other Information                                                14

Signatures                                                                 15

Exhibit Index                                                              16



Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 2 of 18


Bank of Granite Corporation
Consolidated Balance Sheets                                     June 30,            December 31,
(unaudited)                                                       1998                  1997

Assets:
Cash and cash equivalents:
  Cash and due from banks                                    $  25,631,138          $  27,707,850
  Interest-bearing deposits                                        113,702                157,507
  Federal funds sold                                            33,000,000                   --
                                                             -------------          -------------
Total cash and cash equivalents                                 58,744,840             27,865,357
                                                             -------------          -------------

Investment securities:
  Available for sale, at fair value                             54,532,488             52,072,834
  Held to maturity, at amortized cost                           81,058,203             79,036,384

Loans                                                          370,622,053            357,845,513
Allowance for loan losses                                       (5,427,827)            (5,202,578)
                                                             -------------          -------------
Net loans                                                      365,194,226            352,642,935
                                                             -------------          -------------

Premises and equipment, net                                     10,039,123              9,583,429
Accrued interest receivable                                      4,827,141              4,972,654
Other assets                                                     2,913,442              2,806,140
                                                             -------------          -------------

Total                                                        $ 577,309,463          $ 528,979,733
                                                             =============          =============

Liabilities and shareholders' equity:
Deposits:
  Demand                                                     $  82,264,898          $  80,637,746
  NOW accounts                                                  85,300,067             62,792,730
  Money market accounts                                         27,509,307             25,697,397
  Savings                                                       25,222,687             23,848,043
  Time deposits of $100,000 or more                             91,988,370             92,588,469
  Other time deposits                                          137,166,528            129,011,799
                                                             -------------          -------------
  Total deposits                                               449,451,857            414,576,184
Federal funds purchased and securities
  sold under agreements to repurchase                            4,141,449              8,882,016
Other borrowings                                                19,209,917              6,287,700
Accrued interest payable                                         2,029,452              2,138,430
Other liabilities                                                1,093,746              1,878,680
                                                             -------------          -------------
Total liabilities                                              475,926,421            433,763,010
                                                             -------------          -------------

Shareholders' equity:
Common stock, $1 par value
  Authorized:  25,000,000 shares
  Issued and outstanding:  11,463,742 shares in 1998
  and 9,146,272 shares in 1997                                  11,463,742              9,146,272
Capital surplus                                                 22,602,490             22,234,753
Retained earnings                                               66,824,161             63,362,060
Accumulated other comprehensive income:
  Net unrealized gain on securities available
    for sale, net of deferred income taxes                         492,649                473,638
                                                             -------------          -------------
Total shareholders' equity                                     101,383,042             95,216,723
                                                             -------------          -------------

Total                                                        $ 577,309,463          $ 528,979,733
                                                             =============          =============

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 3 of 18


Bank of Granite Corporation                                       Three Months                           Six Months
Statements of Consolidated                                       Ended June 30,                        Ended June 30,
  Income (unaudited)                                        1998               1997                1998                1997

Interest income:
Interest and fees on loans                              $ 9,847,344         $ 9,072,442         $19,405,577         $17,488,604
Federal funds sold                                          180,037              51,808             271,078             106,317
Interest-bearing deposits                                     3,014               2,404               5,521               5,389
Investments:
  U.S. Treasury                                             279,429             300,709             596,290             594,448
  U.S. Government agencies                                  575,501             567,089           1,083,148           1,153,350
  States and political subdivisions                         874,532             805,468           1,747,254           1,599,380
  Other                                                     217,641             233,617             413,613             447,892
                                                        -----------         -----------         -----------         -----------
Total interest income                                    11,977,498          11,033,537          23,522,481          21,395,380
                                                        -----------         -----------         -----------         -----------

Interest expense:
Time deposits of $100,000
  or more                                                 1,292,076           1,250,656           2,609,898           2,495,352
Other time and savings deposits                           2,368,882           2,350,482           4,670,991           4,597,572
Federal funds purchased and
  securities sold under
  agreements to repurchase                                   52,684              65,476             104,922             109,638
Other borrowed funds                                        221,921             174,039             368,099             300,172
                                                        -----------         -----------         -----------         -----------
Total interest expense                                    3,935,563           3,840,653           7,753,910           7,502,734
                                                        -----------         -----------         -----------         -----------

Net interest income                                       8,041,935           7,192,884          15,768,571          13,892,646
Provision for loan losses                                   313,410             320,000             646,820             575,000
                                                        -----------         -----------         -----------         -----------
Net interest income after
  provision for loan losses                               7,728,525           6,872,884          15,121,751          13,317,646
                                                        -----------         -----------         -----------         -----------

Other income:
Service charges on deposit
  accounts                                                  888,670             804,144           1,740,790           1,588,286
Other service charges, fees
  and commissions                                         1,082,470             876,139           1,956,294           1,610,561
Securities gains                                                 99                --                    99                --
Other                                                       284,299              79,151             553,472             341,841
                                                        -----------         -----------         -----------         -----------
Total other income                                        2,255,538           1,759,434           4,250,655           3,540,688
                                                        -----------         -----------         -----------         -----------

Other expenses:
Salaries and wages                                        2,039,732           1,718,082           3,942,082           3,344,661
Employee benefits                                           398,558             344,850             811,111             716,254
Occupancy expense, net                                      198,655             142,660             366,878             282,686
Equipment expense                                           372,256             276,069             712,402             527,497
Other                                                     1,117,401           1,007,364           2,123,390           1,745,455
                                                        -----------         -----------         -----------         -----------
Total other expenses                                      4,126,602           3,489,025           7,955,863           6,616,553
                                                        -----------         -----------         -----------         -----------

Income before income taxes                                5,857,461           5,143,293          11,416,543          10,241,781
Income taxes                                              1,963,425           1,558,410           3,809,166           3,287,168
                                                        -----------         -----------         -----------         -----------

Net income                                              $ 3,894,036         $ 3,584,883         $ 7,607,377         $ 6,954,613
                                                        ===========         ===========         ===========         ===========

Per share amounts:
Net income - Basic                                      $      0.34         $      0.31         $      0.66         $      0.61
Net income - Diluted                                           0.34                0.31                0.66                0.61
Cash dividends                                                 0.08                0.07                0.16                0.14
Book value                                                                                             8.84                7.83

See notes to consolidated financial statements


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 4 of 18

Bank of Granite Corporation                            Three Months                               Six Months
Statements of Consolidated                            Ended June 30,                            Ended June 30,
  Comprehensive Income                           1998                1997                 1998                 1997
  (unaudited)

Net income                                   $ 3,894,036          $ 3,584,883          $ 7,607,377          $ 6,954,613
                                             -----------          -----------          -----------          -----------

Items of other comprehensive income:
Other comprehensive income,
  before tax:
  Unrealized gains (losses)
    during the period on
    securities available for sale                (63,807)             322,350               31,659               (9,218)
Less:  Income taxes related to
    unrealized gains or losses on
    securities available for sale                 25,444             (128,810)             (12,649)               3,920
                                             -----------          -----------          -----------          -----------
Other comprehensive
  income (losses), net of tax                    (38,363)             193,540               19,010               (5,298)
                                             -----------          -----------          -----------          -----------

Comprehensive income                         $ 3,855,673          $ 3,778,423          $ 7,626,387          $ 6,949,315
                                             ===========          ===========          ===========          ===========

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 5 of 18

Bank of Granite Corporation                                             Six Months
Consolidated Statements of                                            Ended June 30,
  Cash Flows (unaudited)                                        1998                  1997

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
  Interest received                                         $ 23,682,748          $ 21,114,184
  Fees and commissions received                                4,250,556             3,366,263
  Interest paid                                               (7,862,888)           (7,529,371)
  Cash paid to suppliers and employees                        (7,633,651)           (6,648,159)
  Income taxes paid                                           (4,483,877)           (3,867,634)

                                                            ------------          ------------
    Net cash provided by operating activities                  7,952,888             6,435,283
                                                            ------------          ------------

Cash flows from investing activities:
  Proceeds from maturities and/or calls of
    securities available for sale                              8,190,000             9,820,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                8,427,657             3,252,250
  Proceeds from sales of securities
    available for sale                                           200,000                  --
  Purchase of securities available for sale                  (10,831,959)          (10,076,212)
  Purchase of securities held to maturity                    (10,450,066)           (5,193,594)
  Net increase in loans                                      (13,198,111)          (26,535,805)
  Capital expenditures                                        (1,015,730)           (1,287,628)
  Proceeds from sale of fixed assets                               7,550                20,000

                                                            ------------          ------------
    Net cash used by investing activities                    (18,670,659)          (30,000,989)
                                                            ------------          ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                      27,321,043             8,585,795
  Net increase in certificates of deposit                      7,554,630             6,625,584
  Net decrease (increase) in federal funds purchased
    and securities sold under agreements to
    repurchase and other borrowings                           (4,740,567)              898,912
  Net increase in other borrowings                            12,922,217             4,607,650
  Net proceeds from issuance of common stock                     393,352               297,508
  Dividend paid                                               (1,831,840)           (1,623,886)
  Subsidiary's premerger distribution of income
    as a Subchapter S corporation                                   --                (160,000)
  Cash paid for fractional shares                                (21,581)                 --

                                                            ------------          ------------
    Net cash provided by financing activities                 41,597,254            19,231,563
                                                            ------------          ------------

Net increase (decrease) in cash equivalents                   30,879,483            (4,334,143)
Cash and cash equivalents at beginning of period              27,865,357            29,645,178
                                                            ------------          ------------

Cash and cash equivalents at end of period                  $ 58,744,840          $ 25,311,035
                                                            ============          ============
See notes to consolidated financial statements

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 6 of 18

Bank of Granite Corporation                                                Six Months
Consolidated Statements of                                               Ended June 30,
  Cash Flows (unaudited) - (concluded)                              1998                 1997

Reconciliation of net income to net cash provided by
  operating activities:
  Net Income                                                    $ 7,607,377          $ 6,954,613
                                                                -----------          -----------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                    550,413              435,283
    Provision for loan loss                                         646,820              575,000
    Premium amortization, net                                        14,754               79,583
    Deferred income taxes                                             3,671              (13,852)
    Gains on sales or calls of securities
      available for sale                                                (99)                --
    Loss (gain) on disposal or sale of equipment                      1,973                 (525)
    Decrease in taxes payable                                      (678,382)            (566,614)
    Increase (decrease) in accrued interest receivable              145,513             (360,779)
    Decrease in interest payable                                   (108,978)             (26,637)
    Increase in other assets                                       (123,622)            (174,425)
    Decrease in other liabilities                                  (106,552)            (466,364)
                                                                -----------          -----------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                     345,511             (519,330)
                                                                -----------          -----------

  Net cash provided by operating activities                     $ 7,952,888          $ 6,435,283
                                                                ===========          ===========

Supplemental disclosure of non-cash transactions:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                     $    31,659          $    (9,218)
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                   (12,649)               3,920
  Transfer from retained earnings to common stock
    for stock split                                               2,291,855                 --
  Transfer from loans to other real estate owned                     21,525               40,000

See notes to consolidated financial statements


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 7 of 18

Bank of Granite Corporation
Notes to Consolidated Financial Statements
June 30, 1998

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997, and its cash flows for the six month periods ended June 30, 1998 and 1997.

Results of operations and cash flows for the periods ended June 30, 1997 have been restated to include the merger of GLL & Associates, Inc. acquired in November 1997 and accounted for as a pooling of interests.

Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split paid May 19, 1998.

Balances in federal funds sold, total assets, NOW account deposits and total deposits included a $24,427,643 deposit made on June 30, 1998 by one of the Bank's trustee account customers. The customer had disbursed these funds by July 3, 1998. Excluding this unusual deposit, federal funds sold, total assets, NOW account deposits and total deposits were $8,572,357, $552,881,820, $60,872,424 and $425,024,214, respectively.

The accounting policies followed are set forth in Note 1 to the Company's 1997 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                   Three Months                           Six Months
                                                  Ended June 30,                        Ended June 30,
                                              1998               1997               1998               1997

Weighted average shares
    outstanding                            11,462,915         11,425,408         11,458,067         11,418,776
Potentially dilutive effect of
    stock options                              51,991             54,945             47,459             54,938
                                           ----------         ----------         ----------         ----------
Weighted average shares
    outstanding, including
    potentially dilutive effect of
    stock options                          11,514,906         11,480,353         11,505,526         11,473,714
                                           ==========         ==========         ==========         ==========

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 1998 and December 31, 1997 were as follows:

                               June 30,          December 31,
                                 1998                1997

Unfunded commitments         $56,243,723         $57,413,913
Letters of credit              4,560,022           3,773,055

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 8 of 18

Bank of Granite Corporation
Notes to Consolidated Financial Statements - (concluded)
June 30, 1998

4. New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income." FAS No. 130 requires disclosure of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by shareholders and distributions to shareholders") and its components. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative years. The Company adopted FAS No. 130 in the quarter ended March 31, 1998. The disclosures required by FAS No. 130 are included in this filing as a separate statement captioned "Statements of Consolidated Comprehensive Income."

Also in June 1997, FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. FAS No. 131 is effective for the Company in the fiscal year ending December 31, 1998. FAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management does not believe that the adoption of FAS No. 131 will have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 will be effective for the year ending December 31, 2000. Because the Company does not currently use derivative instruments and has no plans to do so in the foreseeable future, management does not believe that the adoption of FAS No. 133 will have a material impact on the Company's financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 9 of 18

Bank of Granite Corporation
Management's Discussion and Analysis


CHANGES IN FINANCIAL CONDITION
JUNE 30, 1998 COMPARED WITH DECEMBER 31, 1997

     On June 30, 1998, one of the Bank's trustee account customers deposited $24,427,643 into their account. The customer had disbursed these funds by July 3, 1998. Because of the unusual size of this deposit transaction, management has excluded it from the discussions of changes in financial condition below. Excluding this unusually large deposit, federal funds sold, total assets, NOW account deposits and total deposits were $8,572,357, $552,881,820, $60,872,424 and $425,024,214, respectively.

     Excluding the unusual deposit discussed above, total assets increased $23,902,087, or 4.52%, from December 31, 1997 to June 30, 1998. Earning assets increased $25,786,565, or 5.27%, over the same six month period. Loans, the largest earning asset, increased $12,776,540, or 3.57%, over the same period, while federal funds sold increased $8,572,357 and investment securities increased $4,481,473. Also during this period, cash and cash equivalents increased $6,451,840, or 23.15%. Funding the asset growth was a combination of deposit growth, growth in other borrowings and earnings retained. Deposits increased $10,448,030, or 2.52%, from December 31, 1997 to June 30, 1998.
Noninterest-bearing demand deposits increased $1,627,152, or 2.02%, over the same six month period. Savings, NOW and money market deposits increased $1,374,644, or 5.76%, while total time deposits increased $7,554,630, or 3.41%, over the same period. The loan to deposit ratio was 87.20% as of June 30, 1998 compared to 86.32% as of December 31, 1997. Also from December 31, 1997 to June 30, 1998, federal funds purchased and securities sold under agreements to repurchase decreased $4,740,567, or 53.37%, while other borrowings increased $12,922,217, or 205.52%, primarily due to temporary borrowings used to fund mortgage origination activity. Common stock outstanding increased 2,317,470 shares, or 25.34%, from December 31, 1997 to June 30, 1998, primarily due to shares issued in connection with the 5-for-4 stock split in May 1998 and the exercise of stock options. The Company's liquidity position remained strong.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED WITH
THE SAME PERIOD IN 1997 AND FOR THE SIX MONTH PERIOD ENDED
JUNE 30, 1998 COMPARED WITH THE SAME PERIOD IN 1997

     Results of operations for the periods ended June 30, 1997 have been restated to include the merger of GLL & Associates, Inc. acquired in November 1997 and accounted for as a pooling of interests.

     During the three month period ended June 30, 1998, interest income increased $943,961, or 8.56%, from the same period last year. The increase is primarily attributable to increased loan volume. Gross loans averaged $374,975,516 compared to $347,205,362 last year, an increase of $27,770,154, or
8.00%. Interest expense increased $94,910, or 2.47%, primarily because of growth in interest-bearing deposits and other borrowings. Interest-bearing deposits averaged $347,664,462 compared to $328,785,852 last year, an increase of $18,878,610, or 5.74%. Other borrowings averaged $18,948,571 compared to $11,388,144 last year, an increase of $7,560,427, or 66.39%, primarily used to fund increased mortgage origination activity.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 10 of 18

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     For substantially the same reasons, interest income and expense were higher for the six month period ended June 30, 1998. During the first six months of 1998, interest income increased $2,127,101, or 9.94%, from the same period last year. The increase is primarily attributable to increased loan volume. Gross loans averaged $371,390,344 compared to $339,727,468 last year, an increase of $31,662,876, or 9.32%. Interest expense increased $251,176, or 3.35%, primarily because of growth in interest-bearing deposits and other borrowings. Interest-bearing deposits averaged $344,225,433 compared to $325,383,204 last year, an increase of $18,842,229, or 5.79%. Other borrowings averaged $16,772,802 compared to $9,795,974 last year, an increase of $6,976,828, or
71.22%, primarily used to fund increased mortgage origination activity.

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

     Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 1998, management determined a charge to operations of $313,410 and $646,820, respectively, would bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At June 30, 1998 the loan loss reserve was 1.49% of net loans outstanding.

     As of June 30, 1998, the Bank had one group of large loans to a commercial loan customer, a textile manufacturer, that is experiencing cash flow problems. The borrower, and its owners, owe the Bank approximately $4.1 million, for which the Bank has collateral with an estimated aggregate value of $850,000 and reserves for possible losses of $597,000. The estimated collateral value of $850,000 is 50% of appraised value in operation and may or may not be indicative of ultimate liquidation value. The Bank is monitoring the ability of this borrower to meet its obligations to its suppliers and employees as well as to the Bank. If this borrower is unable to meet its obligations, the Bank will need to increase its reserves in order to cover its unreserved exposure of approximately $2.6 million, or $1.6 million after tax, assuming a realizable collateral value of $850,000.

     At June 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,433,916 ($1,230,744 of which was on a non-accrual basis) and $1,338,738 ($948,750 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1998 and 1997 was not significantly different from the balance at June 30, 1998 and 1997, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $822,400 and $770,570 at June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Company recognized interest income on those impaired loans of approximately $18,385 and $20,468, respectively.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 11 of 18

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     For the quarter ended June 30, 1998, total noninterest income was $2,255,538, up $496,104, or 28.20%, from $1,759,434 earned in the same period of
1997. Fees on deposit accounts were $888,670 during the second quarter, up $84,526, or 10.51%, from $804,144 earned in the second quarter of 1997. Second quarter other service fees and commissions were $1,082,470 for 1998, up $206,331, or 23.55%, from $876,139 earned in the same period of 1997. There were no significant gains or losses on sales of securities in the second quarter of 1998 or 1997. Other noninterest income was $284,299 for the second quarter of 1998, up $205,148, or 259.19%, from $79,151 earned in the second quarter of 1997. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $1,119,655 in nontraditional fee income during the second quarter of 1998, up 52.66% from the second quarter of 1997.

     Second quarter 1998 noninterest expenses totaled $4,126,602, up $637,577, or 18.27%, from $3,489,025 in the second quarter of 1997, primarily because of overhead costs associated with (1) meeting the higher demand for mortgage banking services, (2) organizing a department to administer a new cashflow management product launched in June 1997 for commercial customers, (3) opening of three new retail offices in April 1997, March 1998 and May 1998, and (4) additional depreciation and maintenance of new imaging and data communications technology installed in September 1997. Salaries and wages were $2,039,732 during the quarter, up $321,650, or 18.72%, from $1,718,082 in 1997. Profit sharing and employee benefits were $398,558, up $53,708, or 15.57%, compared to $344,850 in the second quarter of 1997. Occupancy expenses for the quarter were $198,655, up $55,995, or 39.25%, from $142,660 in the same period of 1997.
Equipment expenses were $372,256 during the second quarter, up $96,187, or 34.84%, from $276,069 in the same period of 1997. Second quarter other noninterest expenses were $1,117,401 in 1998, up $110,037, or 10.92%, from $1,007,364 in the same quarter a year ago. Income tax expense was $1,963,425 for the quarter, up $405,015, or 25.99%, from $1,558,410 for the 1997 second quarter. Net income increased to $3,894,036 during the quarter, or 8.62%, from $3,584,883 earned in the same period of 1997.

     For the six months ended June 30, 1998, total noninterest income was $4,250,655, up $709,967, or 20.05%, from $3,540,688 earned in the first six months of 1997. Fees on deposit accounts were $1,740,790 during the first six months of 1998, up $152,504, or 9.60%, from $1,588,286 in the same period of 1997. Also for the year-to-date period, other service fees and commissions were $1,956,294, up $345,733, or 21.47%, from $1,610,561 in 1997. There were no significant gains or losses on sales of securities in the year-to-date periods of 1998 or 1997. Other noninterest income was $553,472 during the six months ended June 30, 1998, up $211,631, or 61.91%, from $341,841 in the same period of 1997. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $1,957,778 in nontraditional fee income during the first six months of 1998, up 32.15% from 1997.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 12 of 18

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

     Total noninterest expenses were $7,955,863 during the first six months of 1998, up $1,339,310, or 20.24%, from $6,616,553 in the same period of 1997. As was the case for the second quarter, the year-to-date increases in the various overhead captions also included costs associated with (1) meeting the higher demand for mortgage banking services, (2) organizing a department to administer a new cashflow management product launched in June 1997 for commercial customers, (3) opening of three new retail offices in April 1997, March 1998 and May 1998, and (4) additional depreciation and maintenance of new imaging and data communications technology installed in September 1997. Salaries and wages were $3,942,082 during the first six months of 1998, up $597,421, or 17.86%, from $3,344,661 in the same period of 1997, while profit sharing and employee benefits were $811,111 up $94,857, or 13.24%, from $716,254. Year-to-date occupancy expenses were $366,878, up $84,192, or 29.78%, from $282,686 in 1997, and equipment expenses were $712,402, up $184,905, or 35.05%, from $527,497 in the same year-to-date period of 1997. Other noninterest expenses were $2,123,390 for the six months ended June 30, 1998, up $377,935, or 21.65%, from $1,745,455 in the same period of 1997. Year-to-date income tax expense was $3,809,166 in 1998, up $521,998, or 15.88%, from $3,287,168 in 1997. Net income was $7,607,377 during the first six months of 1998, up $652,764, or 9.39%, from $6,954,613 earned in the same year-to-date period of 1997.

YEAR 2000 COMPLIANCE ISSUES

     All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. The Company has a Year 2000 project team under the counsel of an independent consultant to guide it through its action plan for addressing Year 2000 issues. The plan includes steps to be taken by the Company (1) to identify, assess, evaluate, test and validate its own date sensitive systems, (2) to amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants, (3) to offer education to business customers regarding Year 2000 issues in their own businesses, and (4) to inform the Company's customers as to the Company's Year 2000 compliance process. Although the Company relies entirely upon outside vendors for its computer software and hardware and its security and environmental equipment, all date sensitive systems are being or will be evaluated for Year 2000 compliance. It is the Company's goal to have the systems it has identified as "critical" to conducting its banking businesses in compliance and tested by the end of 1998. Testing of systems with lower priorities is planned for early 1999, which should allow ample time in 1999 for validation and follow-up. Regarding the Company's business customers, the Company hosted two well attended seminars in March 1998 to educate customers concerning Year 2000 compliance issues. The Company is also contacting large depositors to advise them of the Company's plans related to Year 2000 compliance. The Company estimates that its total costs of Year 2000 compliance will be $125,000 to $150,000, of which an estimated $60,000 will be capitalized and an estimated $75,000 will be charged to operations in 1998 and 1999.

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


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 13 of 18

Bank of Granite Corporation
PART II - Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 27, 1998:

         Proposal 1. To consider the amendment of the Certificate of Incorporation of the Company to increase the authorized common stock from 15,000,000 to 25,000,000 shares.

              FOR    7,696,316     AGAINST   208,743      ABSTAIN   66,627

         Proposal 2. To consider the election of seven persons named as director nominees in the Proxy Statement dated March 23, 1998.

         John N. Bray                     FOR   7,904,832         WITHHELD     66,854
         Paul M. Fleetwood, III, CPA      FOR   7,905,254         WITHHELD     66,433
         John A. Forlines, Jr.            FOR   7,905,249         WITHHELD     66,437
         Barbara F. Freiman               FOR   7,863,437         WITHHELD    108,249
         Hugh R. Gaither                  FOR   7,904,919         WITHHELD     66,768
         Charles M. Snipes                FOR   7,905,254         WITHHELD     66,433
         Boyd C. Wilson, Jr., CPA         FOR   7,905,254         WITHHELD     66,433

         Proposal 3. To consider the ratification of the selection of Deloitte & Touche LLP as the Company's independent Certified Public Accountants for the fiscal year ending December 31, 1998.

              FOR  7,844,505      AGAINST  43,837    ABSTAIN   83,344

         No other business came before the meeting, or any adjournment or adjournments thereof.

Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

         27 Financial Data Schedules

B)  Reports on Form 8-K

         No reports on Form 8-K have been filed for the quarter ended June 30, 1998.

Items 1,2,3 and 5 are inapplicable and are omitted.


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 14 of 18

Bank of Granite Corporation
Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Bank of Granite Corporation
                                        (Registrant)



Date:  August 11, 1998                  /s/ Kirby A. Tyndall
                                        --------------------------------
                                        Kirby A. Tyndall
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        Principal Accounting Officer


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 15 of 18

Bank of Granite Corporation
Exhibit Index
                                                                       Begins
                                                                      on Page
                                                                     ---------

Exhibit 27.1 - Financial Data Schedule (June 30, 1998)                  17

Exhibit 27.2 - Financial Data Schedule (June 30, 1997 - RESTATED)       18


Bank of Granite Corporation, Form 10-Q, June 30, 1998, page 16 of 18