Form 10-Q
period 1998-09-30
BANK OF GRANITE CORP
filed 1998-11-10
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
(mark one)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

                           Common stock, $1 par value
              11,464,913 shares outstanding as of October 31, 1998

================================================================================

                         Exhibit Index begins on page 17

Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 1 of 19

Bank of Granite Corporation
Index
                                                                    Begins
                                                                    on Page
                                                              ------------------

Part I - Financial Information

Financial Statements:

    Consolidated Balance Sheets
    September 30, 1998 and December 31, 1997                            3

    Statements of Consolidated Income
    Three Months Ended September 30, 1998 and 1997
    And Nine Months Ended September 30, 1998 and 1997                   4

    Statements of Consolidated Comprehensive Income
    Three Months Ended September 30, 1998 and 1997
    And Nine Months Ended September 30, 1998 and 1997                   5

    Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1998 and 1997                       6

    Notes to Consolidated Financial Statements                          9

Management's Discussion and Analysis of
    Financial Condition and
    Results of Operations                                              10

PART II - Other Information                                            15

Signatures                                                             16

Exhibit Index                                                          17



Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 2 of 19

Bank of Granite Corporation
Consolidated Balance Sheets
(unaudited)

                                                            September 30,           December 31,
                                                                 1998                   1997

Assets:
Cash and cash equivalents:
  Cash and due from banks                                   $  23,246,300          $  27,707,850
  Interest-bearing deposits                                       144,332                157,507
  Federal funds sold                                           16,700,000                   --
                                                            -------------          -------------
Total cash and cash equivalents                                40,090,632             27,865,357
                                                            -------------          -------------

Investment securities:
  Available for sale, at fair value                            57,022,729             52,072,834
  Held to maturity, at amortized cost                          83,368,551             79,036,384

Loans                                                         371,550,775            357,845,513
Allowance for loan losses                                      (4,440,340)            (5,202,578)
                                                            -------------          -------------
Net loans                                                     367,110,435            352,642,935
                                                            -------------          -------------

Premises and equipment, net                                    10,179,002              9,583,429
Accrued interest receivable                                     5,161,567              4,972,654
Other assets                                                    3,901,818              2,806,140
                                                            -------------          -------------

Total                                                       $ 566,834,734          $ 528,979,733
                                                            =============          =============

Liabilities and shareholders' equity:
Deposits:
  Demand                                                    $  81,263,129          $  80,637,746
  NOW accounts                                                 60,178,976             62,792,730
  Money market accounts                                        31,548,655             25,697,397
  Savings                                                      25,204,369             23,848,043
  Time deposits of $100,000 or more                            95,384,046             92,588,469
  Other time deposits                                         143,550,718            129,011,799
                                                            -------------          -------------
  Total deposits                                              437,129,893            414,576,184
Federal funds purchased and securities
  sold under agreements to repurchase                           3,795,010              8,882,016
Other borrowings                                               19,931,244              6,287,700
Accrued interest payable                                        2,074,154              2,138,430
Other liabilities                                               1,077,149              1,878,680
                                                            -------------          -------------
Total liabilities                                             464,007,450            433,763,010
                                                            -------------          -------------

Shareholders' equity:
Common stock, $1 par value
  Authorized: 25,000,000 shares
  Issued and outstanding: 11,464,913 shares in 1998
  and 9,146,272 shares in 1997                                 11,464,913              9,146,272
Capital surplus                                                22,615,559             22,234,753
Retained earnings                                              67,756,337             63,362,060
Accumulated other comprehensive income:
  Net unrealized gain on securities available
    for sale, net of deferred income taxes                        990,475                473,638
                                                            -------------          -------------
Total shareholders' equity                                    102,827,284             95,216,723
                                                            -------------          -------------

Total                                                       $ 566,834,734          $ 528,979,733
                                                            =============          =============

See notes to consolidated financial statements


Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 3 of 19

Bank of Granite Corporation
Statements of Consolidated
Income (unaudited)

                                                                 Three Months                              Nine Months
                                                              Ended September 30,                      Ended September 30,
                                                            1998                1997                1998                1997

Interest income:
Interest and fees on loans                              $ 9,807,154         $ 9,396,791         $29,212,731         $26,885,395
Federal funds sold                                          234,357              20,064             505,435             126,381
Interest-bearing deposits                                     3,899               2,637               9,420               8,026
Investments:
  U.S. Treasury                                             272,104             307,041             868,394             901,489
  U.S. Government agencies                                  619,045             532,853           1,702,193           1,686,203
  States and political subdivisions                         831,306             826,386           2,578,560           2,425,766
  Other                                                     208,912             234,068             622,525             681,960
                                                        -----------         -----------         -----------         -----------
Total interest income                                    11,976,777          11,319,840          35,499,258          32,715,220
                                                        -----------         -----------         -----------         -----------

Interest expense:
Time deposits of $100,000
  or more                                                 1,324,997           1,321,466           3,934,895           3,816,818
Other time and savings deposits                           2,496,042           2,410,511           7,167,033           7,008,083
Federal funds purchased and
  securities sold under
  agreements to repurchase                                   47,438              58,679             152,360             168,317
Other borrowed funds                                        207,294             199,968             575,393             500,140
                                                        -----------         -----------         -----------         -----------
Total interest expense                                    4,075,771           3,990,624          11,829,681          11,493,358
                                                        -----------         -----------         -----------         -----------

Net interest income                                       7,901,006           7,329,216          23,669,577          21,221,862
Provision for loan losses                                 3,361,510             300,000           4,008,330             875,000
                                                        -----------         -----------         -----------         -----------
Net interest income after
  provision for loan losses                               4,539,496           7,029,216          19,661,247          20,346,862
                                                        -----------         -----------         -----------         -----------

Other income:
Service charges on deposit
  accounts                                                  936,552             776,614           2,677,342           2,364,900
Other service charges, fees
  and commissions                                         1,107,063           1,014,761           3,063,357           2,625,322
Securities gains                                               --                 3,695                  99               3,695
Other                                                        78,230              52,030             631,702             393,871
                                                        -----------         -----------         -----------         -----------
Total other income                                        2,121,845           1,847,100           6,372,500           5,387,788
                                                        -----------         -----------         -----------         -----------

Other expenses:
Salaries and wages                                        2,080,553           1,785,755           6,022,635           5,130,416
Employee benefits                                           191,988             337,344           1,003,099           1,053,598
Occupancy expense, net                                      188,826             178,505             555,704             461,191
Equipment expense                                           348,298             310,260           1,060,700             837,757
Other                                                     1,069,936           1,044,950           3,193,326           2,790,405
                                                        -----------         -----------         -----------         -----------
Total other expenses                                      3,879,601           3,656,814          11,835,464          10,273,367
                                                        -----------         -----------         -----------         -----------

Income before income taxes                                2,781,740           5,219,502          14,198,283          15,461,283
Income taxes                                                817,829           1,580,380           4,626,995           4,867,548
                                                        -----------         -----------         -----------         -----------

Net income                                              $ 1,963,911         $ 3,639,122         $ 9,571,288         $10,593,735
                                                        ===========         ===========         ===========         ===========

Per share amounts:
Net income - Basic                                      $      0.17         $      0.32         $      0.84         $      0.93
Net income - Diluted                                           0.17                0.32                0.83                0.92
Cash dividends                                                 0.09                0.07                0.25                0.22
Book value                                                                                             8.97                8.07

See notes to consolidated financial statements


Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 4 of 19

Bank of Granite Corporation
Statements of Consolidated
Comprehensive Income
(unaudited)

                                                 Three Months                               Nine Months
                                              Ended September 30,                        Ended September 30,
                                           1998                 1997                  1998                  1997

Net income                             $ 1,963,911          $ 3,639,122          $  9,571,288          $ 10,593,735
                                       -----------          -----------          ------------          ------------

Items of other comprehensive
  income:
Other comprehensive income,
  before tax:
Unrealized gains
  during the period on
  securities available for sale            827,980              252,245               859,639               243,027
Less:  Income taxes related to
  unrealized gains or losses on
  securities available for sale           (330,153)            (100,143)             (342,802)              (96,223)
                                       -----------          -----------          ------------          ------------
Other comprehensive
  income, net of tax                       497,827              152,102               516,837               146,804
                                       -----------          -----------          ------------          ------------

Comprehensive income                   $ 2,461,738          $ 3,791,224          $ 10,088,125          $ 10,740,539
                                       ===========          ===========          ============          ============

    See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 5 of 19

Bank of Granite Corporation
Consolidated Statements of
Cash Flows (unaudited)

                                                                     Nine Months
                                                                  Ended September 30,
                                                               1998                  1997

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
  Interest received                                        $ 35,370,329          $ 32,135,713
  Fees and commissions received                               6,372,401             5,384,093
  Interest paid                                             (11,893,957)          (11,536,244)
  Cash paid to suppliers and employees                      (11,611,200)          (10,063,567)
  Income taxes paid                                          (6,303,755)           (5,533,782)
                                                           ------------          ------------
    Net cash provided by operating activities                11,933,818            10,386,213
                                                           ------------          ------------

Cash flows from investing activities:
  Proceeds from maturities and/or calls of
    securities available for sale                            11,690,000            12,819,317
  Proceeds from maturities and/or calls of
    securities held to maturity                               9,213,782             8,299,238
  Proceeds from sales of securities
    available for sale                                          200,000                25,000
  Purchase of securities available for sale                 (15,999,587)          (13,188,621)
  Purchase of securities held to maturity                   (13,586,503)           (8,520,934)
  Net increase in loans                                     (18,475,830)          (27,506,606)
  Capital expenditures                                       (1,409,563)           (2,072,889)
  Proceeds from sale of fixed assets                             26,475                20,000
                                                           ------------          ------------
    Net cash used by investing activities                   (28,341,226)          (30,125,495)
                                                           ------------          ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                      5,219,213             7,017,649
  Net increase in certificates of deposit                    17,334,496             8,680,506
  Net decrease (increase) in federal funds purchased
    and securities sold under agreements to
    repurchase and other borrowings                          (5,087,006)            1,966,609
  Net decrease (increase) in other borrowings                13,643,544                (8,501)
  Net proceeds from issuance of common stock                    407,592               344,019
  Dividend paid                                              (2,863,575)           (2,437,103)
  Subsidiary's premerger distribution of income
    as a Subchapter S corporation                                  --                (454,988)
  Cash paid for fractional shares                               (21,581)                 --
                                                           ------------          ------------
Net cash provided by financing activities                    28,632,683            15,108,191
                                                           ------------          ------------

Net increase (decrease) in cash equivalents                  12,225,275            (4,631,091)
Cash and cash equivalents at beginning of period             27,865,357            29,645,178
                                                           ------------          ------------

Cash and cash equivalents at end of period                 $ 40,090,632          $ 25,014,087
                                                           ============          ============

See notes to consolidated financial statements

    (continued on next page)



    Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 6 of 19

Bank of Granite Corporation
Consolidated Statements of
Cash Flows (unaudited) - (concluded)

                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                                    1998                  1997
Reconciliation of net income to net cash provided
  by operating activities:
  Net Income                                                                    $  9,571,288          $ 10,593,735
                                                                                ------------          ------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                     788,410               669,833
    Provision for loan loss                                                        4,008,330               875,000
    Premium amortization, net                                                         59,984               115,259
    Deferred income taxes                                                         (1,125,595)              (13,852)
    Gains on sales or calls of securities
      available for sale                                                                 (99)                 (683)
    Gains on calls of securities
      held to maturity                                                                  --                  (3,012)
    Gain on disposal or sale of equipment                                               (895)                  (99)
    Decrease in taxes payable                                                       (551,165)             (652,382)
    Increase in accrued interest receivable                                         (188,913)             (694,766)
    Decrease in interest payable                                                     (64,276)              (42,886)
    Increase in other assets                                                        (312,885)             (126,218)
    Decrease in other liabilities                                                   (250,366)             (333,716)
                                                                                ------------          ------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                    2,362,530              (207,522)
                                                                                ------------          ------------

  Net cash provided by operating activities                                     $ 11,933,818          $ 10,386,213
                                                                                ============          ============

Supplemental disclosure of non-cash transactions:
  Increase in unrealized gains or
    losses on securities available for sale                                     $    859,639          $    243,027
  Increase in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                   (342,802)              (96,223)
  Transfer from retained earnings to common stock
    for stock split                                                                2,291,855                  --
  Transfer from loans to other real estate owned                                      21,525                40,000


    See notes to consolidated financial statements.





    Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 7 of 19

Bank of Granite Corporation
Notes to Consolidated Financial Statements
September 30, 1998

    1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997.

    The consolidated financial statements include the Company's two wholly-owned subsidiaries, the Bank of Granite (the "Bank"), a full service commercial bank, and GLL & Associates, Inc. ("GLL"), a mortgage bank.

    Results of operations and cash flows for the periods ended September 30, 1997 have been restated to include the merger of GLL & Associates, Inc. acquired in November 1997 and accounted for as a pooling of interests.

    Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split paid May 29, 1998.

    The accounting policies followed are set forth in Note 1 to the Company's 1997 Annual Report to Shareholders on file with the Securities and Exchange Commission.

    2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                   Three Months                           Nine Months
                                                Ended September 30,                   Ended September 30,
                                              1998               1997               1998               1997

    Weighted average shares
      outstanding                          11,464,756         11,431,506         11,460,358         11,424,598
    Potentially dilutive effect of
      stock options                            50,147             53,382             48,306             52,917
                                           ----------         ----------         ----------         ----------
    Weighted average shares
      outstanding, including
      potentially dilutive effect of
      stock options                        11,514,903         11,484,888         11,508,664         11,477,515
                                           ==========         ==========         ==========         ==========

    3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 1998 and December 31, 1997 were as follows:

                                September 30,        December 31,
                                     1998                1997

    Unfunded commitments         $57,398,992         $57,413,913
    Letters of credit              4,845,725           3,773,055

    (continued on next page)




Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 8 of 19

Bank of Granite Corporation
Notes to Consolidated Financial Statements - (concluded)
September 30, 1998

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





Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 9 of 19

Bank of Granite Corporation
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 1998 COMPARED WITH DECEMBER 31, 1997

    Total assets increased $37,855,001, or 7.16%, from December 31, 1997 to September 30, 1998. Earning assets increased $39,674,149, or 8.11%, over the same nine month period. Loans, the largest earning asset, increased $13,705,262, or 3.83%, over the same period, while investment securities increased $9,282,062, or 7.08%. Also during this period, cash and cash equivalents increased $12,225,275, or 43.87%. Funding the asset growth was a combination of deposit growth, growth in other borrowings and earnings retained. Deposits increased $22,553,709, or 5.44%, from December 31, 1997 to September 30, 1998. Over the same nine month period, noninterest-bearing demand deposits increased less than 1%, NOW account deposits decreased $2,613,754, or 4.16%, money market deposits increased $5,851,258, or 22.77%, and savings deposits increased $1,356,326, or 5.69%. Time deposits greater than $100,000 increased $2,795,577, or 3.02%, from December 31, 1997 to September 30, 1998, while other time deposits increased $14,538,919, or 11.27%, over the same nine month period, resulting in a $17,334,496, or 7.82%, increase in total time deposits. The loan to deposit ratio was 85.00% as of September 30, 1998 compared to 86.32% as of December 31, 1997. Also from December 31, 1997 to September 30, 1998, federal funds purchased and securities sold under agreements to repurchase decreased $5,087,006, or 57.27%, while other borrowings increased $13,643,544, or 216.99%, primarily due to temporary borrowings used to fund mortgage origination activity. Common stock outstanding increased 2,318,641 shares, or 25.35%, from December 31, 1997 to September 30, 1998, primarily due to shares issued in connection with the 5-for-4 stock split in May 1998 and the exercise of stock options. Earnings retained were $6,707,713 for the first nine months of 1998, after paying cash dividends of $2,863,575. The Company's liquidity position remained strong.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THE SAME PERIOD IN 1997 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THE SAME PERIOD IN 1997

    Results of operations for the periods ended September 30, 1997 have been restated to include the merger of GLL acquired in November 1997 and accounted for as a pooling of interests.

    On September 25, 1998, the Company announced that third quarter earnings would decline due to a charge primarily related to increasing loan loss reserves on the Bank. One of the Bank's borrowers, a textile related plant and its owners, became unable to repay loans which the Bank had made for a period extending over several years. The Bank had hoped that this borrower's business would improve. The borrower managed to generate positive cash flows in mid-summer, but the positive cash flows proved to be short-lived. The Bank increased its loan loss reserves by $3,046,425 and wrote off related accrued interest of $91,900 resulting in an aggregate charge to earnings of $3,138,325 before tax, or $1,882,995 after tax, or 16.4 cents per share. The Bank also charged off its estimated loss on the loans to this borrower.

(continued on next page)



Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 10 of 19

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

    During the three month period ended September 30, 1998, interest income increased $656,937, or 5.80%, from the same period last year. The increase is primarily attributable to increased loan volume. The prime rate during the three month period averaged 8.50% unchanged from the same period in 1997. Gross loans averaged $370,792,243 compared to $352,111,615 last year, an increase of $18,680,628, or 5.31%. Interest expense increased $85,147, or 2.13%, primarily because of growth in interest-bearing deposits. Interest-bearing deposits averaged $348,594,714 compared to $329,899,245 last year, an increase of $18,695,469, or 5.67%. Other borrowings averaged $17,826,603 compared to $11,710,139 last year, an increase of $6,116,464, or 52.23%. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

    For substantially the same reasons, interest income and expense were higher for the nine month period ended September 30, 1998. During the first nine months of 1998, interest income increased $2,784,038, or 8.51%, from the same period last year. The increase is primarily attributable to increased loan volume. The prime rate during the nine month period averaged 8.50% compared to 8.42% during the same period in 1997. Gross loans averaged $371,190,977 compared to $343,855,517 last year, an increase of $27,335,460, or 7.95%. Interest expense increased $336,323, or 2.93%, primarily because of growth in interest-bearing deposits. Interest-bearing deposits averaged $345,681,860 compared to $326,888,551 last year, an increase of $18,793,309, or 5.75%. Other borrowings averaged $17,124,069 compared to $10,434,029 last year, an increase of $6,690,040, or 64.12%. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

    Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Primarily because of the third quarter loan charge to the textile borrower discussed above, management determined that a charge to operations of $3,361,510 and $4,008,330 during the three and nine month periods ended September 30, 1998, respectively, would bring the loan loss reserve to a balance considered to be adequate to absorb the charge off of the loans to the textile borrower and the other estimated potential losses in the portfolio. At September 30, 1998 the loan loss reserve was 1.21% of net loans outstanding.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 11 of 19

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

    At September 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,503,490 ($1,089,138 of which was on a non-accrual basis) and $1,235,664 ($918,216 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1998 and 1997 was not significantly different from the balance at September 30, 1998 and 1997, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $409,507 and $586,216 at September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company recognized interest income on those impaired loans of approximately $21,583 and $29,281, respectively.

    For the quarter ended September 30, 1998, total noninterest income was $2,121,845, up $274,745, or 14.87%, from $1,847,100 earned in the same period of
1997. Fees on deposit accounts were $936,552 during the third quarter, up $159,938, or 20.59%, from $776,614 earned in the third quarter of 1997. Third quarter other service fees and commissions were $1,107,063 for 1998, up $92,302, or 9.10%, from $1,014,761 earned in the same period of 1997. There were no significant gains or losses on sales of securities in the third quarter of 1998 or 1997. Other noninterest income was $78,230 for the third quarter of 1998, up $26,200, or 50.36%, from $52,030 earned in the third quarter of 1997. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $977,439 in nontraditional fee income during the third quarter of 1998, up 13.18% from the third quarter of 1997.

    Third quarter 1998 noninterest expenses totaled $3,879,601, up $222,787, or 6.09%, from $3,656,814 in the third quarter of 1997, primarily because of overhead costs associated with (1) meeting the higher demand for mortgage banking services, (2) opening of two new retail offices in March 1998 and May 1998, and (3) additional depreciation and maintenance of new imaging and data communications technology installed in September 1997. Salaries and wages were $2,080,553 during the quarter, up $294,798, or 16.51%, from $1,785,755 in 1997.
Profit sharing and employee benefits were $191,988, down $145,356, or 43.09%, compared to $337,344 in the third quarter of 1997. Occupancy expenses for the quarter were $188,826, up $10,321, or 5.78%, from $178,505 in the same period of 1997. Equipment expenses were $348,298 during the third quarter, up $38,038, or 12.26%, from $310,260 in the same period of 1997. Third quarter other noninterest expenses were $1,069,936 in 1998, up $24,986, or 2.39%, from $1,044,950 in the same quarter a year ago. Income tax expense was $817,829 for the quarter, down $762,551, or 48.25%, from $1,580,380 for the 1997 third quarter. Net income increased to $1,963,911 during the quarter, or 46.03%, from $3,639,122 earned in the same period of 1997, primarily due to the third quarter loan charge discussed above.

    For the nine months ended September 30, 1998, total noninterest income was $6,372,500, up $984,712, or 18.28%, from $5,387,788 earned in the first nine months of 1997. Fees on deposit accounts were $2,677,342 during the first nine months of 1998, up $312,442, or 13.21%, from $2,364,900 in the same period of 1997. Also for the year-to-date period, other service fees and commissions were $3,063,357, up $438,035, or 16.69%, from $2,625,322 in 1997. There were no significant gains or losses on sales of securities in the year-to-date periods of 1998 or 1997. Other noninterest income was $631,702 during the nine months ended September 30, 1998, up $237,831, or 60.38%, from $393,871 in the same period of 1997. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $2,935,217 in nontraditional fee income during the first nine months of 1998, up 25.17% from 1997.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 12 of 19

Bank of Granite Corporation
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

    Total noninterest expenses were $11,835,464 during the first nine months of 1998, up $1,562,097, or 15.21%, from $10,273,367 in the same period of 1997. As was the case for the third quarter, the year-to-date increases in the various overhead captions also included costs associated with (1) meeting the higher demand for mortgage banking services, (2) organizing a department to administer a new cashflow management product launched in June 1997 for commercial customers, (3) opening of three new retail offices in April 1997, March 1998 and May 1998, and (4) additional depreciation and maintenance of new imaging and data communications technology installed in September 1997. Salaries and wages were $6,022,635 during the first nine months of 1998, up $892,219, or 17.39%, from $5,130,416 in the same period of 1997, while profit sharing and employee benefits were $1,003,099 down $50,499, or 4.79%, from $1,053,598. Year-to-date occupancy expenses were $555,704, up $94,513, or 20.49%, from $461,191 in 1997, and equipment expenses were $1,060,700, up $222,943, or 26.61%, from $837,757 in the same year-to-date period of 1997. Other noninterest expenses were $3,193,326 for the nine months ended September 30, 1998, up $402,921, or 14.44%, from $2,790,405 in the same period of 1997. Year-to-date income tax expense was $4,626,995 in 1998, down $240,553, or 4.94%, from $4,867,548 in 1997. Net income was $9,571,288 during the first nine months of 1998, down $1,022,447, or 9.65%, from $10,593,735 earned in the same year-to-date period of 1997, primarily due to the third quarter loan charge discussed above.

YEAR 2000 COMPLIANCE ISSUES

    All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. The Company has a Year 2000 project team under the counsel of an independent consultant to guide it through its action plan for addressing Year 2000 issues. The plan includes steps to be taken by the Company (1) to identify, assess, evaluate, test and validate its own date sensitive systems, (2) to amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants, (3) to offer education to business customers regarding Year 2000 issues in their own businesses, and (4) to inform the Company's customers as to the Company's Year 2000 compliance process. Although the Company relies entirely upon outside vendors for its computer software and hardware and its security and environmental equipment, all date sensitive systems are being or will be evaluated for Year 2000 compliance. It is the Company's goal to have the systems it has identified as "critical" to conducting its banking businesses in compliance and substantially tested by the end of 1998. Testing of systems with lower priorities is planned for early 1999, which should allow ample time in 1999 for validation and follow-up. The Company is also developing contingency plans for its computer processes, including the use of alternative systems, the extension of operating hours and the manual processing of certain operations. Regarding the Company's business customers, the Company hosted two well attended seminars in March 1998 to educate customers concerning Year 2000 compliance issues. The Company has mailed its deposit customers its Year 2000 summary and plans another seminar in early 1999. The Company estimates that its total costs of Year 2000 compliance will be $125,000 to $150,000, of which an estimated $60,000 will be capitalized and an estimated $75,000 will be charged to operations in 1998 and 1999. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 13 of 19

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





Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 14 of 19

Bank of Granite Corporation
PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

          A)  Exhibits

              27  Financial Data Schedules

          B)  Reports on Form 8-K

              On September 29, 1998, the Company filed a report on Form 8-K regarding its September 25, 1998 new release in which it announced that third quarter earnings would decline due to a before tax charge of approximately $3,140,000, amounting to $1,884,000, or 16.5 cents per share, after tax. The full text news release dated September 25, 1998 was attached as exhibit 99(a) to this Form 8-K filing.

          Items 1,2,3,4 and 5 are inapplicable and are omitted.




Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 15 of 19

Bank of Granite Corporation
Signatures

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Bank of Granite Corporation
                                              (Registrant)



Date:  November 10, 1998                      /s/ Kirby A. Tyndall
                                              ------------------------------
                                              Kirby A. Tyndall
                                              Senior Vice President and
                                              Chief Financial Officer and
                                              Principal Accounting Officer




Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 16 of 19

Bank of Granite Corporation
Exhibit Index
                                                                         Begins
                                                                         on Page
                                                                         -------

Exhibit 27.1 - Financial Data Schedule (September 30, 1998)                18

Exhibit 27.2 - Financial Data Schedule (September 30, 1997 - RESTATED)     19




Bank of Granite Corporation, Form 10-Q, September 30, 1998, page 17 of 19