Form 10-K405
period 1998-12-31
BANK OF GRANITE CORP
filed 1999-03-22
CIK 810689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended    DECEMBER 31, 1998
                                            -------------------------

                         Commission file number   0-15956
                                               -------------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       56-1550545
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. BOX 128, GRANITE FALLS, N.C.                          28630
----------------------------------------              -----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (828) 496-2000
                                                   ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                    Name of exchange on which registered
      COMMON STOCK                                      NASDAQ
--------------------------                ------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                        -------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [_]

         As of March 8, 1999, 11,494,067 shares of common stock, $1 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates was $307,987,330.

                       Documents Incorporated by Reference

         PARTS I AND II: Annual Report to Shareholders for the fiscal year ended December 31, 1998 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

         PART III: Definitive Proxy Statement dated March 22, 1999 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Shareholders.

================================================================================
                         Exhibit Index begins on page 13

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                      1998                1999
                                                    1998              Annual              Proxy
                                                 Form 10-K            Report            Statement
                                                    Page               Page                Page
                                                 ---------          ----------          ----------
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

PART II

Item 5 - Market for the Registrant's
         Common Equity and
         Related Shareholder Matters                  9                 4 & 18                    I-2
Item 6 - Selected Financial Data                      9                     22
Item 7 - Management's Discussion
         and Analysis of Financial
         Condition and Results of
         Operations                                   9                     17           II-1 - II-13
Item 8 - Financial Statements and
         Supplementary Data                           9             21,23 & 24          II-14 - II-37
Item 9 - Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure                     9                    n/a                    n/a

PART III

Item 10 - Directors and Executive
          Officers of the Registrant                 10                    n/a                    I-5
Item 11 - Executive Compensation                     10                    n/a             I-6 - I-10
Item 12 - Security Ownership of Certain
          Beneficial Owners and
          Management                                 10                    n/a              I-2 & I-5
Item 13 - Certain Relationships and
          Related Transactions                       10                    n/a                   I-13

PART IV

Item 14 - Exhibits, Financial Statement
          Schedules and Reports on
          Forms 8-K                                  11                    n/a          II-14 - II-37

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Registrant") is a Delaware Corporation organized January 30, 1987 as a holding company. The Registrant currently engages in no operations other than ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL merged with the Registrant on November 5, 1997. The Registrant conducts its banking business from 14 offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the North Carolina Banking Commission, the Bank ranked 14th and 13th among North Carolina commercial banks based on assets and deposits, respectively, as of December 31, 1998. The Registrant conducts its mortgage banking business from 8 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

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

TERRITORY SERVED AND COMPETITION

The Bank operates banking offices in Granite Falls and the Baton section of Granite Falls; Lenoir and the Hibriten and Whitnel sections of Lenoir; Hudson; Newton; Morganton; Hickory and the Springs Road, Viewmont, Long View and Mountain View sections of Hickory; and Vale for a total of 14 offices. Banking laws of North Carolina allow statewide branching, resulting in commercial banking in the state being extremely competitive.

According to June 30, 1998 data provided by the Federal Deposit Insurance Corporation (the "FDIC"), there were six other commercial banks in the Bank's Caldwell County market. The Bank of Granite had $176 million, or 27.6%, of the $638.1 million in total deposits in Caldwell County as of June 30, 1998.

According to the FDIC data, in the Bank's Catawba County market, there were ten other commercial banks as of June 30, 1998. The Bank of Granite had $249.8 million, or 15.2%, of the $1,641.5 million in total deposits in Catawba County as of June 30, 1998.

In the Bank's Burke County market, there were six commercial banks and one savings institution as of June 30, 1998 according to the FDIC. The Bank of Granite had $25.1 million, or 4.3%, of the $588.4 million in total deposits in Burke County as of June 30, 1998.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from eight offices in the North Carolina cities of Winston-Salem, Charlotte, Hickory, High Point, Lenoir, Morganton, Newton and Salisbury. In 1998, the Bank merged its mortgage department with GLL, extending GLL's services to the Catawba Valley region of North Carolina with the offices in Hickory, Lenoir, Morganton and Newton. GLL plans to open an office in Shelby in the first quarter of 1999.

EMPLOYEES

As of December 31, 1998, the Bank had 183 and GLL had 44 full-time equivalent employees. Both the Bank and GLL consider its relationship with its employees to be excellent.

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

While the Registrant is not presently subject to any regulatory restrictions on dividends, the Registrant's ability to pay dividends will depend to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. As of December 31, 1998, the Bank had undivided profits of approximately $88.5 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 1998, this ratio was 17.65%, leaving approximately $65.9 million of the Bank's undivided profits available for the payment of dividends. The Bank is, and such other subsidiaries may be, subject to regulatory restrictions on the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Registrant to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 1998, the Registrant's tier 1 ratio and total capital ratio to risk-adjusted assets was 25.1% and 26.2% respectively. The Registrant's leverage ratio at December 31, 1998 was 17.8%. The Registrant is in compliance with all regulatory capital requirements.

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

ITEM 2 - PROPERTIES

Bank of Granite owns all of its facilities, except for the leased grocery store offices in Baton and Vale, which are listed below.

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

Mountain View office - 2,480 square foot building located on a 1.81 acre lot.

NEWTON, NC

Newton office - 3,612 square foot building located on a 40,000 square foot lot.

MORGANTON, NC

Morganton office - 5,400 square foot building located on a 0.78 acre lot.

VALE, NC

Vale office - 400 square foot office area located inside a supermarket.

GLL leases all of its facilities which are listed below.

Winston-Salem office (home office) - 6,974 square foot building located on a
0.61 acre lot.

Charlotte office - 878 square foot office in a 150,000 square foot office building.

Hickory office - 1,080 square foot office in the 15,092 square foot Bank of Granite Plaza office building.

High Point office - 830 square foot office in a 7,200 square foot office building.

Lenoir office - 200 square foot office in the 7,400 square foot Bank of Granite office building.

Morganton office - 196 square foot office in the 5,400 square foot Bank of Granite office building.

Newton office - 64 square foot office in the 3,612 square foot Bank of Granite office building.

Salisbury office - 457 square foot office in a 6,500 square foot office building.

Shelby office (opening in March 1999) - 400 square foot office in a 12,000 square foot office building.

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 1998.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER'S MATTERS

The information required by this item is set forth on pages 4 & 18 of the Registrant's 1998 ANNUAL REPORT TO SHAREHOLDERS under the headings "Market and Dividend Summary" and "Shareholder Information", and respectively, and on page I-2 of the 1999 PROXY STATEMENT under the heading "Principal Holders of Voting" Securities". The above information is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is set forth on page 22 in the Registrant's 1998 ANNUAL REPORT TO SHAREHOLDERS under the heading "Selected Financial Data" of which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages II-1 - II-13 of the Registrant's 1999 PROXY STATEMENT for the heading "Management's Discussion and Analysis", which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Consolidated financial statements, the notes thereto and the independent auditors' report is set forth on pages II-14 - II-37 of the 1999 PROXY STATEMENT for the year ended December 31, 1998 are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on page I-5 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 1999 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages I-6 - I-10 in the definitive proxy materials of the Company filed in connection with its 1999 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth on pages I-2 & I-5 in the definitive proxy materials of the Company filed in connection with its 1999 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page I-13 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 1999 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
    REPORTS ON FORMS 8-K

a.1.                     Financial Statements
                         The information required by this item is set forth on pages II-14 - II-37 of the Registrant's 1999 PROXY STATEMENT TO SHAREHOLDERS, which is incorporated herein by reference.

   2.                    Financial Statement Schedules
                         None

   3.                    Exhibits
      10.                Material Contracts
                         None

      13.                Annual Report to Shareholders

      21.                Subsidiaries of the Registrant

      27.                Financial Data Schedule


b. On December 18, 1998, the Company filed a report on Form 8-K regarding its December 14, 1998 new release in which it announced that its Board of Directors had approved a plan to purchase up to $5 million of its common stock on the open market or in privately negotiated transactions as conditions warrant. The repurchase plan is effective until December 2001. As of November 30, 1998, the Company had 11,464,913 shares outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                BANK OF GRANITE CORPORATION

                                          By:   /s/ John A. Forlines, Jr.
                                                --------------------------------
                                                John A. Forlines, Jr.
                                                Chairman and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                      Title                                  Date
/s/ John A. Forlines, Jr.                                   Chairman and Chief                      March 8, 1999
----------------------------------------------              Executive Officer
John A. Forlines, Jr.

/s/ Kirby A. Tyndall                                       Secretary/Treasurer,                     March 8, 1999
----------------------------------------------               Chief Financial
Kirby A. Tyndall                                          Officer and Principal
                                                            Accounting Officer

/s/ John N. Bray                                                 Director                           March 8, 1999
----------------------------------------------
John N. Bray

/s/ Paul M. Fleetwood, III                                       Director                           March 8, 1999
----------------------------------------------
Paul M. Fleetwood, III

/s/ John A. Forlines, Jr.                                        Director                           March 8, 1999
----------------------------------------------
John A. Forlines, Jr.

/s/ Barbara F. Freiman                                           Director                           March 8, 1999
----------------------------------------------
Barbara F. Freiman

                                                                 Director                           March 8, 1999
----------------------------------------------
Hugh R. Gaither

/s/ Charles M. Snipes                                            Director                           March 8, 1999
----------------------------------------------
Charles M. Snipes

/s/ Boyd C. Wilson, Jr.                                          Director                           March 8, 1999
----------------------------------------------
Boyd C. Wilson, Jr.

                           Bank of Granite Corporation
                                  Exhibit Index

                                                                   Begins
                                                                   on Page
Exhibit 13 -- Annual Report To Shareholders                          14

Exhibit 21 -- Subsidiaries of the Registrant                         41

Exhibit 27 -- Financial Data Schedules                               42