Form 10-Q
period 1999-03-31
BANK OF GRANITE CORP
filed 1999-05-12
CIK 810689

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
(mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                                             --------------

                                       OR

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         _______________


                         Commission file number 0-15956
                                                --------------

                           BANK OF GRANITE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    56-1550545
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 POST OFFICE BOX 128, GRANITE FALLS, N.C.                  28630
--------------------------------------------       ---------------------
 (Address of principal executive offices)                (Zip Code)

                                 (828) 496-2000
            -------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           COMMON STOCK, $1 PAR VALUE
               11,486,404 SHARES OUTSTANDING AS OF APRIL 30, 1999

-------------------------------------------------------------------------------

                         Exhibit Index begins on page 17


Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 1 of 18

BANK OF GRANITE CORPORATION
Index

                                                                               Begins
                                                                              on Page
                                                                            ------------
PART I - FINANCIAL INFORMATION

Financial Statements:

     Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998                                    3

     Statements of Consolidated Income
         Three Months Ended March 31, 1999 and 1998                              4

     Statements of Consolidated Comprehensive Income
         Three Months Ended March 31, 1999 and 1998                              5

     Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998                              6

     Notes to Consolidated Financial Statements                                  9

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                                      10

PART II - OTHER INFORMATION                                                     15

Signatures                                                                      16

Exhibit Index                                                                   17

Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 2 of 18

BANK OF GRANITE CORPORATION



Consolidated Balance Sheets                             MARCH 31,            December 31,
(unaudited)                                                1999                  1998

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                              $  29,992,622         $  19,518,740
  Interest-bearing deposits                                  206,893               175,437
  Federal funds sold                                      25,750,000            38,600,000
                                                       -------------         -------------
Total cash and cash equivalents                           55,949,515            58,294,177
                                                       -------------         -------------
Investment securities:
  Available for sale, at fair value                       59,987,221            61,954,639
  Held to maturity, at amortized cost                     90,191,263            87,053,892
Loans                                                    373,242,251           385,590,204
Allowance for loan losses                                 (4,782,190)           (4,619,586)
                                                       -------------         -------------
Net loans                                                368,460,061           380,970,618
                                                       -------------         -------------
Premises and equipment, net                               10,144,523            10,095,628
Accrued interest receivable                                5,396,533             5,104,174
Other assets                                               3,448,301             2,701,914
                                                       -------------         -------------
Total                                                  $ 593,577,417         $ 606,175,042
                                                       =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                               $  88,875,499         $  91,967,287
  NOW accounts                                            69,800,238            69,804,107
  Money market accounts                                   31,945,936            29,970,288
  Savings                                                 25,676,095            23,904,317
  Time deposits of $100,000 or more                       98,263,869           101,335,011
  Other time deposits                                    143,460,476           141,716,159
                                                       -------------         -------------
  Total deposits                                         458,022,113           458,697,169
Federal funds purchased and securities
  sold under agreements to repurchase                      1,794,606             1,538,350
Other borrowings                                          21,044,075            36,357,016
Accrued interest payable                                   1,838,424             2,220,988
Other liabilities                                          2,773,434             1,919,548
                                                       -------------         -------------
Total liabilities                                        485,472,652           500,733,071
                                                       -------------         -------------
Shareholders' equity:
Common stock, $1 par value
  Authorized:  25,000,000 shares
  Issued:  11,494,067 shares in 1999
      and 11,464,913 shares in 1998                       11,494,067            11,464,913
Capital surplus                                           22,957,311            22,615,559
Retained earnings                                         73,334,915            70,601,642
Accumulated other comprehensive income,
    net of deferred income taxes                             363,189               759,857
Less:  Cost of common shares in treasury;
    2,000 shares in 1999 and 0 shares in 1998                (44,717)                   --
                                                       -------------         -------------
Total shareholders' equity                               108,104,765           105,441,971
                                                       -------------         -------------
Total                                                  $ 593,577,417         $ 606,175,042
                                                       =============         =============

See notes to consolidated financial statements.





Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 3 of 18


BANK OF GRANITE CORPORATION                                      Three Months
Statements of Consolidated                                      Ended March 31,
  Income (unaudited)                                       1999               1998

INTEREST INCOME:
Interest and fees on loans                             $ 9,468,768        $ 9,558,233
Federal funds sold                                         238,386             91,041
Interest-bearing deposits                                    3,553              2,507
Investments:
  U.S. Treasury                                            193,283            316,861
  U.S. Government agencies                                 731,753            507,647
  States and political subdivisions                        921,889            872,722
  Other                                                    232,817            195,972
                                                       -----------        -----------
Total interest income                                   11,790,449         11,544,983
                                                       -----------        -----------
INTEREST EXPENSE:
Time deposits of $100,000
  or more                                                1,281,954          1,390,600
Other time and savings deposits                          2,397,984          2,229,331
Federal funds purchased and
  securities sold under
  agreements to repurchase                                  20,726             52,238
Other borrowed funds                                       308,123            146,178
                                                       -----------        -----------
Total interest expense                                   4,008,787          3,818,347
                                                       -----------        -----------
Net interest income                                      7,781,662          7,726,636
Provision for loan losses                                  164,579            333,410
                                                       -----------        -----------
Net interest income after
  provision for loan losses                              7,617,083          7,393,226
                                                       -----------        -----------
OTHER INCOME:
Service charges on deposit
  accounts                                                 813,668            852,120
Other service charges, fees
  and commissions                                        1,402,418            873,824
Other                                                      216,300            274,273
                                                       -----------        -----------
Total other income                                       2,432,386          2,000,217
                                                       -----------        -----------
OTHER EXPENSES:
Salaries and wages                                       2,279,903          1,902,350
Employee benefits                                          429,781            412,553
Occupancy expense, net                                     197,264            173,323
Equipment expense                                          344,472            340,146
Other                                                    1,163,270          1,005,989
                                                       -----------        -----------
Total other expenses                                     4,414,690          3,834,361
                                                       -----------        -----------
Income before income taxes                               5,634,779          5,559,082
Income taxes                                             1,869,515          1,845,741
                                                       -----------        -----------
Net income                                             $ 3,765,264        $ 3,713,341
                                                       ===========        ===========
PER SHARE AMOUNTS:
Net income - Basic                                     $      0.33        $      0.32
Net income - Diluted                                          0.33               0.32
Cash dividends                                                0.09               0.08
Book value                                                    9.41               8.59

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 4 of 18



BANK OF GRANITE CORPORATION                                     Three Months
Statements of Consolidated                                     Ended March 31,
  Comprehensive Income                                     1999               1998
  (unaudited)

Net income                                             $ 3,765,264         $3,713,341
                                                       -----------         ----------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
  Unrealized gains (losses) on
    securities available for sale                         (659,738)            95,466
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                         (263,070)            38,092
                                                       -----------         ----------
Other comprehensive
  income (losses), net of tax                             (396,668)            57,374
                                                       -----------         ----------
Comprehensive income                                   $ 3,368,596         $3,770,715
                                                       ===========         ==========

See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 5 of 18


BANK OF GRANITE CORPORATION                                                               Three Months
Consolidated Statements of                                                                Ended March 31,
  Cash Flows (unaudited)                                                             1999                 1998

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
Cash flows from operating
activities:
  Interest received                                                              $ 11,551,708         $ 11,482,119
  Fees and commissions received                                                     2,432,386            2,000,217
  Interest paid                                                                    (4,391,351)          (4,072,521)
  Cash paid to suppliers and employees                                             (5,112,327)          (3,911,989)
  Income taxes paid                                                                  (560,598)            (604,877)
                                                                                 ------------         ------------
    Net cash provided by operating activities                                       3,919,818            4,892,949
                                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                                   1,725,000            5,800,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                                     4,147,000            3,299,900
  Purchase of securities available for sale                                          (423,640)          (8,573,523)
  Purchase of securities held to maturity                                          (7,331,669)            (266,528)
  Net decrease (increase) in loans                                                 12,345,978          (16,195,205)
  Capital expenditures                                                               (305,136)            (338,995)
  Proceeds from sale of fixed assets                                                   15,530                   --
                                                                                 ------------         ------------
    Net cash provided (used) by investing activities                               10,173,063          (16,274,351)
                                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                                              651,769           19,000,739
  Net decrease (increase) in certificates of deposit                               (1,326,825)           4,424,696
  Net decrease (increase) in federal funds purchased
    and securities sold under agreements to
    repurchase and other borrowings                                                   256,256           (5,184,019)
  Net decrease (increase) in other borrowings                                     (15,312,941)          12,856,161
  Net proceeds from issuance of common stock                                          370,906              361,850
  Dividend paid                                                                    (1,031,991)            (914,835)
  Purchases of common stock for treasury                                              (44,717)                  --
                                                                                 ------------         ------------
    Net cash provided (used) by financing activities                              (16,437,543)          30,544,592
                                                                                 ------------         ------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                        (2,344,662)          19,163,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   58,294,177           27,865,357
                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 55,949,515         $ 47,028,547
                                                                                 ============         ============

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 6 of 18


BANK OF GRANITE CORPORATION                                                              Three Months
Consolidated Statements of                                                              Ended March 31,
  Cash Flows (unaudited) - (concluded)                                             1999                1998

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                                   $ 3,765,264         $ 3,713,341
                                                                               -----------         -----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                   251,474             264,274
    Provision for loan loss                                                        164,579             333,410
    Premium amortization, net                                                       53,618              10,987
    Deferred income taxes                                                           12,482             (79,947)
    Gain on disposal or sale of equipment                                          (10,763)                 --
    Increase in taxes payable                                                    1,296,435           1,320,811
    Increase in accrued interest receivable                                       (292,359)            (73,851)
    Decrease in interest payable                                                  (382,564)           (254,174)
    Increase in other assets                                                      (495,799)           (298,877)
    Decrease in other liabilities                                                 (442,549)            (43,025)
                                                                               -----------         -----------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                    154,554           1,179,608
                                                                               -----------         -----------
  Net cash provided by operating activities                                    $ 3,919,818         $ 4,892,949
                                                                               ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                                    $  (659,738)        $    95,466
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                 (263,070)             38,092
  Transfer from loans to other real estate owned                                     6,149              21,525

See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 7 of 18

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
March 31, 1999

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998.

The consolidated financial statements include the Company's two wholly-owned subsidiaries, the Bank of Granite (the "Bank"), a full service commercial bank, and GLL & Associates, Inc. ("GLL"), a mortgage bank.

Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split paid May 29, 1998.

The accounting policies followed are set forth in Note 1 to the Company's 1998 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                 Three Months

                                             1999              1998
Weighted average shares
    outstanding                           11,483,161        11,453,219
Potentially dilutive effect of
    stock options                             31,906            42,249
                                          ----------        ----------
Weighted average shares
    outstanding, including
    potentially dilutive effect of
    stock options                         11,515,067        11,495,468
                                          ==========        ==========

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 1999 and December 31, 1998 were as follows:


                                  MARCH 31,        December 31,
                                    1999               1998

Unfunded commitments            $63,855,914        $60,929,611
Letters of credit                 2,526,513          3,901,923

(continued on next page)





Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 8 of 18

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements - (concluded)
March 31, 1999

4. New Accounting Standards - Financial Accounting Standard ("FAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It conforms the subsequent accounting for securities retained after the securitization of other types of assets. FAS No. 134 was adopted in the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for fiscal all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 will be applied retroactively to financial statements of prior periods. Management has not evaluated the impact that the adoption of FAS 133 will have on the Company's financial statements.




Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 9 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

     Total assets decreased $12,597,625, or 2.08%, from December 31, 1998 to March 31, 1999. Earning assets decreased $23,996,544, or 4.19%, over the same three month period. Loans, the largest earning asset, decreased $12,347,953, or 3.20%, over the same period, primarily because of a $16,425,583 decrease at March 31, 1999 in the level of mortgage loans on the Company's mortgage banking subsidiary. The decrease in federal funds sold of $12,850,000, or 33.29%, was partially offset by a $10,473,882 increase in cash and due from banks, while investment securities increased $1,169,953, or 0.79%. Deposits decreased $675,056, or 0.15%, from December 31, 1998 to March 31, 1999.
Noninterest-bearing demand deposits decreased $3,091,788, or 3.36%, over the same three month period. Savings, NOW and money market deposits increased $3,743,557, or 3.03%, while total time deposits decreased $1,326,825, or 0.55%, over the same period. The loan to deposit ratio was 81.49% as of March 31, 1999 compared to 84.06% as of December 31, 1998. Also from December 31, 1998 to March 31, 1999, other borrowings decreased $15,312,941, or 42.12%, primarily due to payments on temporary borrowings used to fund mortgage origination activity. Common stock outstanding increased 29,154 shares, or 0.25%, from December 31, 1998 to March 31, 1999, primarily due to shares issued in connection with the exercise of stock options. Earnings retained were $2,733,273 for the first three months of 1999, after paying cash dividends of $1,031,991. Accumulated other comprehensive income, net of deferred income taxes decreased $396,668, or 52.20%, from December 31, 1998 to March 31, 1999. From December 31, 1998 through March 31, 1999, the Company repurchased, under its treasury stock program, 2,000 shares of its common stock at an average price of $22.36 because of lower market prices of its stock. The Company's liquidity position remained strong.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

     The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained strong.

     The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.




(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 10 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
CHANGES IN FINANCIAL CONDITION - (continued)

     Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company's balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because most of the Company's loans are at variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

     The Bank uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as "rate shocks." "Rate shocks" measure the estimated theoretical impact on the Bank's tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates. "Rate shock" modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes. Additionally, management does not believe rate changes of the magnitude described are likely in the foreseeable future.

     The Company has not experienced a material change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 1998.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
COMPARED WITH THE SAME PERIOD IN 1998

     Interest income and expense were higher for the three month period ended March 31, 1999. During the first three months of 1999, interest income increased $245,466, or 2.13%, from the same period last year. The increase is primarily attributable to higher investment security volumes partially offset by lower interest rates on loans. The prime rate during the three month period averaged 7.75% compared to 8.50% during the same period in 1998. Gross loans averaged $376,807,852 compared to $367,805,172 last year, an increase of $9,002,680, or
2.45%. Investment interest increased $186,540, or 9.85%, due to growth in the investment portfolio. Interest expense increased $190,440, or 4.99%, primarily because of growth in interest-bearing deposits and other borrowings. Interest-bearing deposits averaged $363,184,821 compared to $340,786,404 last year, an increase of $22,398,417, or 6.57%. Other borrowings averaged $27,633,927 compared to $14,597,033 last year, an increase of $13,036,894, or
89.31%. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 11 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 1999, management determined a charge to operations of $164,579 would bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At March 31, 1999 the loan loss reserve was 1.30% of net loans outstanding.

     At March 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,914,021 ($1,775,317 of which was on a non-accrual basis) and $1,315,688 ($988,751 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1999 and 1998 was not significantly different from the balance at March 31, 1999 and 1998, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $624,922 and $571,281 at March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, the Company recognized interest income on those impaired loans of approximately $64,739 and $8,262, respectively.

     For the three months ended March 31, 1999, total noninterest income was $2,432,386, up $432,169, or 21.61%, from $2,000,217 earned in the first three months of 1998. Fees on deposit accounts were $813,668 during the first three months of 1999, down $38,452, or 4.51%, from $852,120 in the same period of 1998. Also for the year-to-date period, other service fees and commissions were $1,402,418, up $528,594, or 60.49%, from $873,824 in 1998. There were no significant gains or losses on sales of securities in the year-to-date periods of 1999 or 1998. Other noninterest income was $216,300 during the three months ended March 31, 1999, down $57,973, or 21.14%, from $274,273 in the same period of 1998. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $1,249,455 in nontraditional fee income during the first three months of 1999, up 49.08% from 1998.

     Total noninterest expenses were $4,414,690 during the first three months of 1999, up $580,329, or 15.13%, from $3,834,361 in the same period of 1998. The increases in the various overhead captions were primarily associated with meeting the higher demand for mortgage banking services and opening of two new retail offices in March and May of 1998. Salaries and wages were $2,279,903 during the first three months of 1999, up $377,553, or 19.85%, from $1,902,350 in the same period of 1998, while profit sharing and employee benefits were $429,781 up $17,228, or 4.18%, from $412,553. First quarter occupancy expenses were $197,264, up $23,941, or 13.81%, from $173,323 in 1998, and equipment expenses were $344,472, up $4,326, or 1.27%, from $340,146 in the same period of 1998. Other noninterest expenses were $1,163,270 for the three months ended March 31, 1999, up $157,281, or 15.63%, from $1,005,989 in the same period of
1998. Income tax expense was $1,869,515 in 1999, up $23,774, or 1.29%, from
$1,845,741 in 1998. Net income was $3,765,264 during the first three months of 1999, up $51,923, or 1.40%, from $3,713,341 earned in the same period of 1998.




(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 12 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

YEAR 2000 READINESS DISCLOSURES

     The Year 2000 issue is the result of computer programs that were written to limit data indicating "years" to two, rather than four, digits. For example, such programs may mathematically recognize the year 1900 and the year 2000 as the same "00" year. If left unaddressed, this condition could possibly result in program failures or miscalculations, and could potentially cause disruptions of operations, including, among other things, temporary inabilities to process transactions, send statements or engage in similar normal business activities.

     All levels of the Company's management and its Board of Directors are aware of the technology challenges presented by the Year 2000 century date change and, if neglected, the potentially serious effects on the technologies of the Company and its customers. The Company has an active Year 2000 project team under the guidance of an independent technology consulting firm. The Company's Year 2000 readiness plan includes steps designed with the intent to (1) identify, assess, evaluate, test and validate its own date-sensitive systems, including the development of contingency and remediation plans, (2) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan customers, (3) offer education to customers regarding Year 2000 issues in their own lives and businesses, and (4) inform the Company's customers as to the Company's Year 2000 compliance process. Although the Company relies entirely upon outside vendors for its computer software, hardware and its security and environmental equipment, all of the Company's systems identified as being date-sensitive are being or will be evaluated for Year 2000 compliance.

     During 1998, the Company substantially completed the successful testing of its significant systems identified as "mission critical" or critical to conducting its day-to-day banking businesses. The term "systems" includes both hardware and software. Examples of the mission critical hardware systems identified and successfully tested include mid-range computers, imaging and item processing equipment, personal computers, network file servers, automated teller machines or ATM's and security systems. Examples of the mission critical software systems (or applications) identified and successfully tested include operating software for the mid-range and network computers, software related to loans, deposits, general ledger, ATM network and wire transfer, and third-party software used for various purposes. Testing of systems with lower priorities is planned to be completed by June 30, 1999, which should allow ample time in the remainder 1999 for validation and follow-up. The Company is also developing contingency plans for certain computer processes, including the use of alternative systems, the extension of operating hours and the manual processing of certain operations.

     To inform and educate customers about the status of its Year 2000 readiness, the Company hosted two Year 2000 seminars in March 1998 and two seminars in February 1999. The seminars provide an opportunity not only for the Company to share information about its Year 2000 readiness, but also to share general information about the banking industry and ideas to help customers in their efforts to make their businesses ready for the Year 2000. In 1998, the Bank mailed its deposit customers a summary of its Year 2000 readiness status. The Bank also posted this summary in its office lobbies and on its internet web site. The Bank plans to provide similar updates during 1999.



(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 13 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

     Also during 1999, the Bank continues its assessments of the Year 2000 readiness of its significant commercial loan customers. The Bank includes these assessments as a part of its analysis of the adequacy of its loan loss reserves and may determine that additional reserves in 1999 are prudent based upon changes in these assessments. The Bank provided no additional loan loss reserves specifically related to Year 2000 issues during the first quarter of 1999.

     During the three months ended March 31, 1999, the Company spent approximately $39,200 on its Year 2000 preparations, of which approximately $11,000 were capitalized new equipment and software and approximately $28,200 were expensed against 1999 earnings. This brings the Company's cumulative costs of Year 2000 preparations to approximately $125,200, of which $33,000 were capitalized and $92,200 were charged against earnings. The Company continues to estimate that its total costs of Year 2000 compliance will be within the range of approximately $125,000 to $175,000. For the remainder of 1999, the Company estimates that its Year 2000 preparations will cost an additional $24,800, of which an estimated $9,000 is anticipated to be capitalized and an estimated $15,800 is anticipated to be charged to operations. In providing these amounts, the Company has excluded the technology upgrade costs that were planned in the normal course of business and not necessarily in response to its Year 2000 compliance plan. For example, the Company's routine technology upgrades for 1997, 1998 and 1999 included a new imaging system to replace its aging item processing system, new ATM's and personal computer file servers throughout those respective networks, a new teller automation system throughout its offices, and numerous personal computer hardware and software systems previously scheduled for replacement. The Company routinely makes investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

DISCLOSURES ABOUT YEAR 2000 READINESS AND
    FORWARD LOOKING STATEMENTS

     The discussions included in this document contain (1) year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 subject to certain express provisions of such Act that may exclude certain disclosures from the coverage of such Act under limited circumstances and (2) forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. The accuracy of such year 2000 readiness disclosures and forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors (including, without limitation, utility providers), actions of government regulators, or general economic conditions.



Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 14 of 18

BANK OF GRANITE CORPORATION
PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

         27  Financial Data Schedules

B)  Reports on Form 8-K

         No reports on Form 8-K have been filed for the quarter ended March 31, 1999.

Items 1,2,3,4 and 5 are inapplicable and are omitted.






Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 15 of 18

BANK OF GRANITE CORPORATION
Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Bank of Granite Corporation
                                          (Registrant)



Date:  May 10, 1999                       /s/ Kirby A. Tyndall
                                          -------------------------------------
                                          Kirby A. Tyndall
                                          Senior Vice President and
                                          Chief Financial Officer and
                                          Principal Accounting Officer









Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 16 of 18

BANK OF GRANITE CORPORATION
Exhibit Index

                                                                        Begins
                                                                       on Page
                                                                       --------

Exhibit 27 - Financial Data Schedule (March 31, 1999)                    18









Bank of Granite Corporation, Form 10-Q, March 31, 1999, page 17 of 18