Form 10-Q
period 1999-06-30
BANK OF GRANITE CORP
filed 1999-08-11
CIK 810689

================================================================================
--------------------------------------------------------------------------------

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 29549


                                FORM 10-Q
(mark one)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarterly period ended               June 30, 1999
                                       ----------------------------------

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

                       COMMON STOCK, $1 PAR VALUE
            11,482,379 SHARES OUTSTANDING AS OF JULY 31, 1999

--------------------------------------------------------------------------------
================================================================================

                     Exhibit Index begins on page 18




Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 1 of 19

BANK OF GRANITE CORPORATION
Index
                                                                      Begins
                                                                      on Page
                                                                      -------

PART I - FINANCIAL INFORMATION

Financial Statements:

     Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998                               3

     Statements of Consolidated Income
         Three Months Ended June 30, 1999 and 1998
         And Six Months Ended June 30, 1999 and 1998                       4

     Statements of Consolidated Comprehensive Income
         Three Months Ended June 30, 1999 and 1998
         And Six Months Ended June 30, 1999 and 1998                       5

     Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998                           6

     Notes to Consolidated Financial Statements                            8

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                                 9

PART II - OTHER INFORMATION                                               16

Signatures                                                                17

Exhibit Index                                                             18





Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 2 of 19

BANK OF GRANITE CORPORATION
Consolidated Balance Sheets
(unaudited)

                                                         JUNE 30,            December 31,
                                                           1999                  1998
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                             $  22,837,684         $  19,518,740
  Interest-bearing deposits                                 238,300               175,437
  Federal funds sold                                     33,375,000            38,600,000
                                                     ------------------------------------
Total cash and cash equivalents                          56,450,984            58,294,177
                                                     ------------------------------------

Investment securities:
  Available for sale, at fair value                      62,265,984            61,954,639
  Held to maturity, at amortized cost                    84,681,989            87,053,892

Loans                                                   382,095,127           385,590,204
Allowance for loan losses                                (5,018,762)           (4,619,586)
                                                     ------------------------------------
Net loans                                               377,076,365           380,970,618
                                                     ------------------------------------

Premises and equipment, net                              10,065,337            10,095,628
Accrued interest receivable                               4,854,356             5,104,174
Other assets                                              3,816,405             2,701,914
                                                     ------------------------------------
Total                                                 $ 599,211,420         $ 606,175,042
                                                     ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                              $  95,174,592         $  91,967,287
  NOW accounts                                           68,570,238            69,804,107
  Money market accounts                                  30,525,124            29,970,288
  Savings                                                26,145,398            23,904,317
  Time deposits of $100,000 or more                      96,835,681           101,335,011
  Other time deposits                                   140,731,743           141,716,159
                                                     ------------------------------------
  Total deposits                                        457,982,776           458,697,169
Federal funds purchased and securities
  sold under agreements to repurchase                     2,047,261             1,538,350
Other borrowings                                         24,245,252            36,357,016
Accrued interest payable                                  1,834,226             2,220,988
Other liabilities                                         3,236,363             1,919,548
                                                     ------------------------------------
Total liabilities                                       489,345,878           500,733,071
                                                     ------------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized:  25,000,000 shares
  Issued:  11,495,379 shares in 1999
      and 11,464,913 shares in 1998                      11,495,379            11,464,913
Capital surplus                                          22,979,594            22,615,559
Retained earnings                                        75,828,929            70,601,642
Accumulated other comprehensive income (loss),
    net of deferred income taxes                           (218,484)              759,857
Less:  Cost of common shares in treasury;
    9,100 shares in 1999 and 0 shares in 1998              (219,876)                 --
                                                     ------------------------------------
Total shareholders' equity                              109,865,542           105,441,971
                                                     ------------------------------------

Total                                                 $ 599,211,420         $ 606,175,042
                                                     ------------------------------------


See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 3 of 19

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Income (unaudited)

                                                 Three Months                        Six Months
                                                Ended June 30,                     Ended June 30,
                                             1999             1998             1999             1998
INTEREST INCOME:
Interest and fees on loans               $ 9,362,515      $ 9,847,344      $18,831,283      $19,405,577
Federal funds sold                           400,648          180,037          639,034          271,078
Interest-bearing deposits                      3,894            3,014            7,447            5,521
Investments:
  U.S. Treasury                              186,234          279,429          379,517          596,290
  U.S. Government agencies                   736,178          575,501        1,467,931        1,083,148
  States and political subdivisions          884,336          874,532        1,806,225        1,747,254
  Other                                      179,501          217,641          412,318          413,613
                                         --------------------------------------------------------------
Total interest income                     11,753,306       11,977,498       23,543,755       23,522,481
                                         --------------------------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000
  or more                                  1,225,808        1,398,964        2,507,762        2,789,564
Other time and savings deposits            2,337,571        2,261,994        4,735,555        4,491,325
Federal funds purchased and
  securities sold under
  agreements to repurchase                    22,189           48,118           42,915          100,356
Other borrowed funds                         282,129          226,487          590,252          372,665
                                         --------------------------------------------------------------
Total interest expense                     3,867,697        3,935,563        7,876,484        7,753,910
                                         --------------------------------------------------------------

Net interest income                        7,885,609        8,041,935       15,667,271       15,768,571
Provision for loan losses                    316,002          313,410          480,581          646,820
                                         --------------------------------------------------------------
Net interest income after
  provision for loan losses                7,569,607        7,728,525       15,186,690       15,121,751
                                         --------------------------------------------------------------

OTHER INCOME:
Service charges on deposit
  accounts                                   862,598          888,670        1,676,266        1,740,790
Other service charges, fees
  and commissions                            997,194        1,082,470        2,399,612        1,956,294
Securities gains                                 675               99              675               99
Other                                        161,361          279,199          377,661          553,472
                                         --------------------------------------------------------------
Total other income                         2,021,828        2,250,438        4,454,214        4,250,655
                                         --------------------------------------------------------------

OTHER EXPENSES:
Salaries and wages                         2,138,382        2,039,732        4,418,285        3,942,082
Employee benefits                            418,974          398,558          848,755          811,111
Occupancy expense, net                       197,381          193,555          394,645          366,878
Equipment expense                            336,740          372,256          681,212          712,402
Other                                      1,241,259        1,117,401        2,404,529        2,123,390
                                         --------------------------------------------------------------
Total other expenses                       4,332,736        4,121,502        8,747,426        7,955,863
                                         --------------------------------------------------------------

Income before income taxes                 5,258,699        5,857,461       10,893,478       11,416,543
Income taxes                               1,730,579        1,963,425        3,600,094        3,809,166
                                         --------------------------------------------------------------

Net income                               $ 3,528,120      $ 3,894,036      $ 7,293,384      $ 7,607,377
                                         --------------------------------------------------------------

PER SHARE AMOUNTS:
Net income - Basic                       $      0.31      $      0.34      $      0.64      $      0.66
Net income - Diluted                            0.31             0.34             0.63             0.66
Cash dividends                                  0.09             0.08             0.18             0.16
Book value                                                                        9.56             8.84


See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 4 of 19

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Comprehensive Income
  (unaudited)

                                                 Three Months                        Six Months
                                                Ended June 30,                     Ended June 30,
                                            1999              1998              1999              1998

Net income                              $ 3,528,120       $ 3,894,036       $ 7,293,384       $ 7,607,377
                                        -----------------------------------------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  income, before tax:
  Unrealized gains (losses) on
    securities available for sale          (967,438)          (63,807)       (1,627,176)           31,659
  Less:  Reclassification
    adjustments for gains
    included in net income                      675                99               675                99
                                        -----------       -----------       -----------       -----------
Items of other comprehensive
  income, before tax                       (968,113)          (63,906)       (1,627,851)           31,560
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale          (385,765)          (25,444)         (648,835)           12,649
                                        -----------------------------------------------------------------
Other comprehensive
  income (losses), net of tax              (582,348)          (38,462)         (979,016)           18,911
                                        -----------------------------------------------------------------

Comprehensive income                    $ 2,945,772       $ 3,855,574       $ 6,314,368       $ 7,626,288
                                        =================================================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 5 of 19

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited)

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                             1999               1998

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
Cash flows from operating activities:
  Interest received                                                      $ 23,904,065      $ 23,682,748
  Fees and commissions received                                             4,453,539         4,250,556
  Interest paid                                                            (8,263,246)       (7,862,888)
  Cash paid to suppliers and employees                                     (7,067,124)       (7,633,651)
  Income taxes paid                                                        (4,169,598)       (4,483,877)
                                                                         -------------------------------
    Net cash provided by operating activities                               8,857,636         7,952,888
                                                                         -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                           2,487,800         8,190,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                            11,744,800         8,427,657
  Proceeds from sales of securities
    available for sale                                                             --           200,000
  Purchase of securities available for sale                                (4,441,316)      (10,831,959)
  Purchase of securities held to maturity                                  (9,467,719)      (10,450,066)
  Net decrease (increase) in loans                                          3,413,672       (13,198,111)
  Capital expenditures                                                       (485,184)       (1,015,730)
  Proceeds from sale of fixed assets                                           15,530             7,550
  Proceeds from sale of other real estate                                     240,306                --
                                                                         -------------------------------
    Net cash provided (used) by investing activities                        3,507,889       (18,670,659)
                                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                                    4,769,353        27,321,043
  Net decrease (increase) in certificates of deposit                       (5,483,746)        7,554,630
  Net decrease (increase) in federal funds purchased
    and securities sold under agreements to
    repurchase and other borrowings                                           508,911        (4,740,567)
  Net decrease (increase) in other borrowings                             (12,111,764)       12,922,217
  Net proceeds from issuance of common stock                                  394,501           393,352
  Dividend paid                                                            (2,066,097)       (1,831,840)
  Purchases of common stock for treasury                                     (219,876)               --
  Cash paid for fractional shares                                                  --           (21,581)
                                                                         -------------------------------
    Net cash provided (used) by financing activities                      (14,208,718)       41,597,254
                                                                         -------------------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                (1,843,193)       30,879,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           58,294,177        27,865,357
                                                                         -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 56,450,984      $ 58,744,840
                                                                         -------------------------------


See notes to consolidated financial statements.

(continued on next page)




Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 6 of 19

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited) - (concluded)

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                             1999              1998

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                             $  7,293,384      $  7,607,377
                                                                         -------------------------------

  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                              510,605           550,413
    Provision for loan loss                                                   480,581           646,820
    Premium amortization, net                                                 110,492            14,754
    Deferred income taxes                                                    (101,567)            3,671
    Gains on sales or calls of securities
      available for sale                                                           --               (99)
    Gains on calls of securities
      held to maturity                                                           (675)               --
    Loss (gain) on disposal or sale of equipment                              (10,660)            1,973
    Gain on disposal or sale of other real estate                             (26,457)               --
    Decrease in taxes payable                                                (467,937)         (678,382)
    Decrease in accrued interest receivable                                   249,818           145,513
    Decrease in interest payable                                             (386,762)         (108,978)
    Increase in other assets                                                 (577,938)         (123,622)
    Increase (decrease) in other liabilities                                1,784,752          (106,552)
                                                                         -------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                             1,564,252           345,511
                                                                         -------------------------------

  Net cash provided by operating activities                              $  8,857,636      $  7,952,888
                                                                         -------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                              $ (1,627,176)     $     31,659
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                            (648,835)           12,649
  Transfer from loans to other real estate owned                               91,148            21,525


See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 7 of 19

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
June 30, 1999

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                 Three Months                         Six Months
                                                Ended June 30,                      Ended June 30,
                                            1999              1998              1999              1998

Weighted average shares
    outstanding                           11,486,663        11,462,937        11,484,914        11,458,020
Potentially dilutive effect of
    stock options                             19,585            51,737            25,905            47,367
                                     ----------------------------------------------------------------------
Weighted average shares
    outstanding, including
    potentially dilutive effect of
    stock options                         11,506,248        11,514,674        11,510,819        11,505,387
                                     ----------------------------------------------------------------------

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 1999 and December 31, 1998 were as follows:

                                    JUNE 30,       December 31,
                                      1999             1998

Unfunded commitments            $  62,558,128     $  60,929,611
Letters of credit                   3,431,018         3,901,923


4. New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for fiscal all fiscal quarters of fiscal years beginning after July 1, 2000. FAS 133 will be applied retroactively to financial statements of prior periods. Management has not evaluated the impact that the adoption of FAS 133 will have on the Company's financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 8 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

     Total assets decreased $6,963,622, or 1.15%, from December 31, 1998 to June 30, 1999. Earning assets decreased $10,717,772, or 1.87%, over the same six month period. Loans, the largest earning asset, decreased $3,495,077, or 0.91%, over the same period, primarily because of a $14,858,663, or 47.07% decrease as of June 30, 1999 in the level of mortgage loans on the Company's mortgage subsidiary, partially offset by a $11,363,586, or 3.21% increase as of June 30, 1999 in loans on the Company's bank subsidiary. The decrease of $5,225,000, or 13.54%, in federal funds sold, was partially offset by a $3,318,944, or 17.00%, increase in cash and due from banks, while investment securities decreased $2,060,558, or 1.38%. Deposits decreased $714,393, or 0.16%, from December 31, 1998 to June 30, 1999. Noninterest-bearing demand deposits increased $3,207,305, or 3.49%, over the same six month period. Savings, NOW and money market deposits increased $1,562,048, or 1.26%, while total time deposits decreased $5,483,746, or 2.26%, over the same period. The loan to deposit ratio was 83.43% as of June 30, 1999 compared to 84.06% as of December 31, 1998. Also from December 31, 1998 to June 30, 1999, securities sold under agreements to repurchase increased $508,911, or 33.08%. Other borrowings decreased $12,111,764, or 33.31%, reflecting a decrease of $14,585,484, or 48.61%, in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity partially offset by an increase of $2,473,720, or 38.94%, in higher overnight borrowings in the form of commercial paper. Common stock outstanding increased 30,466 shares, or 0.27%, from December 31, 1998 to June 30, 1999, primarily due to shares issued in connection with the exercise of stock options. Earnings retained were $5,227,287 for the first six months of 1999, after paying cash dividends of $2,066,097. Accumulated other comprehensive income (loss), net of deferred income taxes decreased $978,341, or 128.75%, from December 31, 1998 to June 30, 1999, primarily because the value of securities available for sale declined when interest rates rose during the period. From December 31, 1998 through June 30, 1999, the Company repurchased 9,100 shares of its common stock at an average price of $24.16. The Company's liquidity position remained strong.

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


(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 9 of 19

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

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998

     During the three month period ended June 30, 1999, interest income decreased $224,192, or 1.87%, from the same period last year. The decrease is primarily attributable to decreased loan rates. The prime lending rate during the three month period averaged 7.75% compared to 8.50% during the same period in 1998. Yields on loans averaged 9.84% for the quarter, down from 10.50% for the same quarter last year. Gross loans averaged $380,607,352 compared to $374,975,516 last year, an increase of $5,631,836, or 1.50%. Interest on securities and overnight investments increased $260,637, or 12.24%, due to higher average volumes invested during the quarter. Average securities and overnight investments were $181,677,635 compared to $147,187,661 last year, an increase of $34,489,974, or 23.43%. Interest expense decreased $67,866, or 1.72%, primarily because of lower rates on interest-bearing deposits. Interest-bearing deposits averaged $365,413,589 compared to $347,664,462 last year, an increase of $17,749,127, or 5.11%. Other borrowings averaged $25,168,093 compared to $18,948,571 last year, an increase of $6,219,522, or 32.82%, reflecting an increase of $8,300,780 in higher overnight borrowings in the form of commercial paper partially offset by a decrease of $2,081,258 in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 10 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     During the first six months of 1999, interest income changed very little from the same period last year. The increases in interest income due to higher investment security and overnight investment volumes were mostly offset by decreases in loan interest due to lower interest rates on loans. The prime lending rate during the six month period averaged 7.75% compared to 8.47% during the same period in 1998. Yields on loans averaged 9.94% for the year-to-date period, down from 10.45% for the same period last year. Gross loans averaged $378,707,602 compared to $371,390,344 last year, an increase of $7,317,258, or 1.97%. Interest on securities and overnight investments increased $595,568, or 14.47%, due to higher average volumes invested during the period. Average securities and overnight investments were $176,499,063 compared to $141,973,686 last year, an increase of $34,525,377, or 24.32%. Interest expense increased $122,574, or 1.58%, primarily because of growth in other borrowings. Other borrowings averaged $26,401,010 compared to $16,772,802 last year, an increase of $9,628,208, or
57.40%, reflecting an increase of $7,567,178 in higher overnight borrowings in the form of commercial paper and an increase of $2,061,030 in temporary borrowings on the mortgage subsidiary primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary. Rates on interest-bearing deposits averaged 3.98% for the quarter, down from 4.23% for the same quarter last year. Interest-bearing deposits averaged $364,192,706 compared to $344,094,306 last year, an increase of $20,098,400, or 5.84%.

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

     Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 1999, management determined a charge to operations of $316,002 and $480,581, respectively, would bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At June 30, 1999 the loan loss reserve was 1.33% of net loans outstanding.

     At June 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,116,753 ($1,624,885 of which was on a non-accrual basis) and $1,433,916 ($1,230,744 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1999 and 1998 was not significantly different from the balance at June 30, 1999 and 1998, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,529,469 and $822,400 at June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Company recognized interest income on those impaired loans of approximately $88,243 and $18,385, respectively.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 11 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     For the quarter ended June 30, 1999, total noninterest income was $2,021,828, down $228,610, or 10.16%, from $2,250,438 earned in the same period of 1998. Fees on deposit accounts were $862,598 during the second quarter, down 2.93% from the $888,670 earned in the second quarter of 1998. Second quarter other service fees and commissions were $997,194 for 1999, down $85,276, or 7.88%, from $1,082,470 earned in the same period of 1998, primarily because of lower fees from mortgage originations. When mortgage rates rose sharply in April 1999, mortgage origination activity dropped dramatically. There were no significant gains or losses on sales of securities in the second quarter of 1999 or 1998. Other noninterest income was $161,361 for the second quarter of 1999, down $117,838, or 42.21%, from $279,199 earned in the second quarter of 1998, due to lower sales of small business loans which generated $50,961 in the second quarter of 1999 compared to $209,372 in the same quarter of 1998. Management continued to emphasize nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, though the second quarter 1999 income from the sales of mortgages and small business loans was disappointing.

     Second quarter 1999 noninterest expenses totaled $4,332,736, up $211,234, or 5.13%, from $4,121,502 in the same quarter of 1998, primarily because of increased costs associated with mortgage origination services which rose $177,001, or 17.87%. Although the fees from mortgage originations decreased due to higher rates on mortgages, there is usually an approximate 60 to 90 day lag in the cost reductions associated with the reduced mortgage income generating activity. Salaries and wages were $2,138,382 during the quarter, up $98,650, or 4.84%, from $2,039,732 in 1998. Employee benefits were $418,974, up $20,416, or 5.12%, compared to $398,558 in the second quarter of 1998. Of the $119,066 increase in personnel costs, $60,888 were related to mortgage operations. Occupancy expenses for the quarter were $197,381, up $3,826, or 1.98%, from $193,555 in the same period of 1998.
Equipment expenses were $336,740 during the second quarter, down $35,516, or 9.54%, from $372,256 in the same period of 1998. Second quarter other noninterest expenses were $1,241,259 in 1999, up $123,858, or 11.08%, from $1,117,401 in the same quarter a year ago. Of the $123,858 increase, $101,505 was related to mortgage operations. Income tax expense was $1,730,579 for the quarter, down $232,846, or 11.86%, from $1,963,425 for the 1998 second quarter. Net income decreased to $3,528,120 during the quarter, or 9.40%, from $3,894,036 earned in the same period of 1998.

     For the six months ended June 30, 1999, total noninterest income was $4,454,214, up $203,559, or 4.79%, from $4,250,655 earned in the first six months of 1998. Fees on deposit accounts were $1,676,266 during the first six months of 1999, down $64,524, or 3.71%, from $1,740,790 in the same period of 1998. Also for the year-to-date period, other service fees and commissions were $2,399,612, up $443,318, or 22.66%, from $1,956,294 in
1998. primarily because of higher fees from mortgage originations in the first quarter of 1999. When mortgage rates rose sharply in April 1999, mortgage origination activity dropped dramatically. There were no significant gains or losses on sales of securities in the year-to-date periods of 1999 or 1998. Other noninterest income was $377,661 during the six months ended June 30, 1999, down $175,811, or 31.77%, from $553,472 in the same period of 1998, due to lower sales of small business loans which generated $133,846 in the first six months of 1999 compared to $380,744 in the same period of 1998. Management continued to emphasize nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, though the year-to-date 1999 income from the sales of mortgages and small business loans was disappointing.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 12 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

     Total noninterest expenses were $8,747,426 during the first six months of 1999, up $791,563, or 9.95%, from $7,955,863 in the same period of 1998.
As was the case for the second quarter, the year-to-date increases in the various overhead captions included costs associated with meeting the higher first quarter demand for mortgage banking services. Salaries and wages were $4,418,285 during the first six months of 1999, up $476,203, or 12.08%, from $3,942,082 in the same period of 1998, while employee benefits were $848,755 up $37,644, or 4.64%, from $811,111. Of the $513,847 increase in personnel costs, $364,890 were related to mortgage operations. Year-to-date occupancy expenses were $394,645, up $27,767, or 7.57%, from $366,878 in 1998, and equipment expenses were $681,212, down $31,190, or 4.38%, from $712,402 in the same year-to-date period of 1998. Other noninterest expenses were $2,404,529 for the six months ended June 30, 1999, up $281,139, or 13.24%, from $2,123,390 in the same period of 1998. Of the $281,139 increase in other noninterest expenses, $230,946 were related to mortgage operations. Year-to-date income tax expense was $3,600,094 in 1999, down $209,072, or 5.49%, from $3,809,166 in 1998. Net income was $7,293,384 during the first six months of 1999, down $313,993, or 4.13%, from $7,607,377 earned in the same year-to-date period of 1998.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 13 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

YEAR 2000 READINESS DISCLOSURES

     The Year 2000 issue is the result of computer programs that were written to limit data indicating "years" to two, rather than four, digits. For example, such programs may mathematically recognize the year 1900 and the year 2000 as the same "00" year. If ignored, this condition could possibly result in program failures or miscalculations, and could potentially cause disruptions of operations, including, among other things, temporary inabilities to process transactions, send statements or engage in similar normal business activities.

     All levels of the Company's management and its Board of Directors are aware of the technology challenges presented by the Year 2000 century date change and, if neglected, the potentially serious effects on the technologies of the Company and its customers. The Company has an active Year 2000 project team under the guidance of an independent technology consulting firm. The Company's Year 2000 readiness plan includes steps designed with the intent to (1) identify, assess, evaluate, test and validate its own date-sensitive systems, including the development of contingency and remediation plans, (2) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan customers, (3) offer education to customers regarding Year 2000 issues in their own lives and businesses, and (4) inform the Company's customers as to the Company's Year 2000 compliance process. Although the Company relies entirely upon outside vendors for its computer software, hardware and its security and environmental equipment, all of the Company's systems identified as being date-sensitive have been evaluated for Year 2000 compliance.

     As of June 30, 1999, the Company had completed the successful testing of its significant systems identified as "mission critical" or critical to conducting its day-to-day banking businesses. The term "systems" includes both hardware and software. Examples of the mission critical hardware systems identified and successfully tested include mid-range computers, imaging and item processing equipment, personal computers, network file servers, automated teller machines or ATM's and security systems. Examples of the mission critical software systems (or applications) identified and successfully tested include operating software for the mid-range and network computers, software related to loans, deposits, general ledger, ATM network and wire transfer, and third-party software used for various purposes. Testing of systems with lower priorities was also substantially completed by June 30, 1999, which should allow ample time in the remainder 1999 for validation and follow-up. As of June 30, 1999, the Company had completed the development of contingency plans for certain computer processes, including the use of alternative systems, the extension of operating hours and the manual processing of certain operations.

     To inform and educate customers about the status of its Year 2000 readiness, the Company hosted two Year 2000 seminars in March 1998 and two seminars in February 1999. The seminars provide an opportunity not only for the Company to share information about its Year 2000 readiness, but also to share general information about the banking industry and ideas to help customers in their efforts to make their businesses ready for the Year 2000. In 1998, the Bank mailed its deposit customers a summary of its Year 2000 readiness status. The Bank also posted this summary in its office lobbies and on its internet web site. The Bank is providing similar updates during 1999.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 14 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

     Also during 1999, the Bank continues its assessments of the Year 2000 readiness of its significant commercial loan customers. The Bank includes these assessments as a part of its analysis of the adequacy of its loan loss reserves and may determine that additional reserves in 1999 are prudent based upon changes in these assessments. The Bank provided no additional loan loss reserves specifically related to Year 2000 issues during the first six months of 1999.

     During the six months ended June 30, 1999, the Company spent approximately $40,200 on its Year 2000 preparations, of which approximately $11,000 were capitalized new equipment and software and approximately $29,200 were expensed against 1999 earnings. This brings the Company's cumulative costs of Year 2000 preparations to approximately $126,200, of which $33,000 were capitalized and $93,200 were charged against earnings. The Company continues to estimate that its total costs of Year 2000 compliance will be within the range of approximately $125,000 to $175,000. For the remainder of 1999, the Company estimates that its Year 2000 preparations will cost an additional $23,800, of which an estimated $9,000 is anticipated to be capitalized and an estimated $14,800 is anticipated to be charged to operations. In providing these amounts, the Company has excluded the technology upgrade costs that were planned in the normal course of business and not necessarily in response to its Year 2000 compliance plan. For example, the Company's routine technology upgrades for 1997, 1998 and 1999 included a new imaging system to replace its aging item processing system, new ATM's and personal computer file servers throughout those respective networks, a new teller automation system throughout its offices, and numerous personal computer hardware and software systems previously scheduled for replacement. The Company routinely makes investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

DISCLOSURES ABOUT YEAR 2000 READINESS AND
    FORWARD LOOKING STATEMENTS

     The discussions included in this document contain (1) year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998, subject to certain express provisions of such Act that may exclude certain disclosures from the coverage of such Act under limited circumstances and (2) forward looking statements within the meaning of the federal securities laws, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which statements are subject to risks and uncertainties. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such year 2000 readiness disclosures and forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors (including, without limitation, utility providers), actions of government regulators, or general economic conditions.


Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 15 of 19

BANK OF GRANITE CORPORATION
PART II - Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 26, 1999:

      Proposal 1. To consider the election of seven persons named as director nominees in the Proxy Statement dated March 22, 1999.

      John N. Bray                       FOR    9,758,591      WITHHELD   55,434
      Paul M. Fleetwood, III, CPA        FOR    9,759,042      WITHHELD   54,983
      John A. Forlines, Jr.              FOR    9,755,311      WITHHELD   58,714
      Barbara F. Freiman                 FOR    9,743,885      WITHHELD   70,140
      Hugh R. Gaither                    FOR    9,751,200      WITHHELD   62,825
      Charles M. Snipes                  FOR    9,755,698      WITHHELD   58,327
      Boyd C. Wilson, Jr., CPA           FOR    9,758,855      WITHHELD   55,170

      Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company's independent Certified Public Accountants for the fiscal year ending December 31, 1999.

               FOR  9,707,843           AGAINST  89,809         ABSTAIN  16,372

      No other business came before the meeting, or any adjournment or urnments thereof.

Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

      27  Financial Data Schedules

B)  Reports on Form 8-K

      No reports on Form 8-K have been filed for the quarter ended June 30, 1999.

Items 1,2,3 and 5 are inapplicable and are omitted.


Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 16 of 19

BANK OF GRANITE CORPORATION
Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Bank of Granite Corporation
                                            (Registrant)



Date:  August 10, 1999                      /s/ Kirby A. Tyndall
                                            ------------------------------------
                                            Kirby A. Tyndall
                                            Senior Vice President and
                                            Chief Financial Officer and
                                            Principal Accounting Officer


Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 17 of 19

BANK OF GRANITE CORPORATION
Exhibit Index
                                                             Begins
                                                            on Page
                                                            -------

Exhibit 27 - Financial Data Schedule (June 30, 1999)           19



Bank of Granite Corporation, Form 10-Q, June 30, 1999, page 18 of 19