Form 10-Q
period 1999-09-30
BANK OF GRANITE CORP
filed 1999-11-10
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
mark one)

X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended    SEPTEMBER 30, 1999
                                      ------------------

                                  OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from _______________ to _______________

                         Commission file number 0-15956
                                                -------

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

                                 (828) 496-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           COMMON STOCK, $1 PAR VALUE
              11,465,997 SHARES OUTSTANDING AS OF OCTOBER 31, 1999


================================================================================

                         Exhibit Index begins on page 18


Bank of Granite Corporation, Form 10-Q, September 30, 1999, Page 1 of 19

BANK OF GRANITE CORPORATION
Index
                                                                       Begins
                                                                      on Page
                                                                      -------

PART I - FINANCIAL INFORMATION

Financial Statements:

     Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998                        3

     Statements of Consolidated Income
         Three Months Ended September 30, 1999 and 1998
         And Nine Months Ended September 30, 1999 and 1998               4

     Statements of Consolidated Comprehensive Income
         Three Months Ended September 30, 1999 and 1998
         And Nine Months Ended September 30, 1999 and 1998               5

     Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998                   6

     Notes to Consolidated Financial Statements                          8

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                               9

PART II - OTHER INFORMATION                                             16

Signatures                                                              17

Exhibit Index                                                           18



Bank of Granite Corporation, Form 10-Q, September 30, 1999, Page 2 of 19

BANK OF GRANITE CORPORATION
Consolidated Balance Sheets
(unaudited)

                                                      SEPTEMBER 30,        December 31,
                                                          1999                 1998

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                            $  18,850,834        $  19,518,740
  Interest-bearing deposits                                273,434              175,437
  Federal funds sold                                    24,450,000           38,600,000
                                                     ----------------------------------
Total cash and cash equivalents                         43,574,268           58,294,177
                                                     ----------------------------------

Investment securities:
  Available for sale, at fair value                     71,720,058           61,954,639
  Held to maturity, at amortized cost                   84,155,465           87,053,892

Loans                                                  385,057,030          385,590,204
Allowance for loan losses                               (4,988,295)          (4,619,586)
                                                     ----------------------------------
Net loans                                              380,068,735          380,970,618
                                                     ----------------------------------

Premises and equipment, net                              9,888,160           10,095,628
Accrued interest receivable                              5,469,416            5,104,174
Other assets                                             3,703,209            2,701,914
                                                     ----------------------------------

Total assets                                         $ 598,579,311        $ 606,175,042
                                                     ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                             $  90,498,496        $  91,967,287
  NOW accounts                                          69,356,063           69,804,107
  Money market accounts                                 32,632,277           29,970,288
  Savings                                               25,885,871           23,904,317
  Time deposits of $100,000 or more                     99,325,050          101,335,011
  Other time deposits                                  139,430,463          141,716,159
                                                     ----------------------------------
  Total deposits                                       457,128,220          458,697,169
Federal funds purchased and securities
  sold under agreements to repurchase                    1,791,461            1,538,350
Other borrowings                                        22,510,001           36,357,016
Accrued interest payable                                 1,758,897            2,220,988
Other liabilities                                        3,420,542            1,919,548
                                                     ----------------------------------
Total liabilities                                      486,609,121          500,733,071
                                                     ----------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized:  25,000,000 shares
  Issued:  11,495,785 shares in 1999
      and 11,464,913 shares in 1998                     11,495,785           11,464,913
Capital surplus                                         22,985,822           22,615,559
Retained earnings                                       78,282,853           70,601,642
Accumulated other comprehensive income (loss),
    net of deferred income taxes                          (215,062)             759,857
Less:  Cost of common shares in treasury;
    25,100 shares in 1999 and 0 shares in 1998            (579,208)                --
                                                     ----------------------------------
Total shareholders' equity                             111,970,190          105,441,971
                                                     ----------------------------------

Total liabilities and shareholders' equity           $ 598,579,311        $ 606,175,042
                                                     ==================================


See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 3 of 19

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Income (unaudited)

                                                  Three Months                      Nine Months
                                              Ended September 30,               Ended September 30,
                                             1999             1998             1999             1998

INTEREST INCOME:
Interest and fees on loans               $ 9,613,814      $ 9,807,155      $28,445,097      $29,212,732
Federal funds sold                           414,478          234,357        1,053,512          505,435
Interest-bearing deposits                      4,744            3,899           12,191            9,420
Investments:
  U.S. Treasury                              181,852          272,104          561,369          868,394
  U.S. Government agencies                   847,452          619,045        2,315,383        1,702,193
  States and political subdivisions          851,930          831,306        2,658,155        2,578,560
  Other                                      184,969          208,912          597,287          622,525
                                      -----------------------------------------------------------------
Total interest income                     12,099,239       11,976,778       35,642,994       35,499,259
                                      -----------------------------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000
  or more                                  1,272,159        1,463,825        3,779,921        4,253,389
Other time and savings deposits            2,316,074        2,357,214        7,051,629        6,848,540
Federal funds purchased and
  securities sold under
  agreements to repurchase                    22,197           52,004           65,112          152,360
Other borrowed funds                         257,094          202,728          847,346          575,393
                                      -----------------------------------------------------------------
Total interest expense                     3,867,524        4,075,771       11,744,008       11,829,682
                                      -----------------------------------------------------------------

Net interest income                        8,231,715        7,901,007       23,898,986       23,669,577
Provision for loan losses                    616,002        3,361,510        1,096,583        4,008,330
                                      -----------------------------------------------------------------
Net interest income after
  provision for loan losses                7,615,713        4,539,497       22,802,403       19,661,247
                                      -----------------------------------------------------------------

OTHER INCOME:
Service charges on deposit
  accounts                                   930,210          936,552        2,606,476        2,677,342
Other service charges, fees
  and commissions                            832,700        1,107,063        3,232,312        3,063,357
Securities gains                                --               --                675               99
Other                                        113,741           78,230          491,402          631,702
                                      -----------------------------------------------------------------
Total other income                         1,876,651        2,121,845        6,330,865        6,372,500
                                      -----------------------------------------------------------------

OTHER EXPENSES:
Salaries and wages                         2,083,434        2,080,553        6,501,719        6,022,635
Employee benefits                            418,684          191,988        1,267,439        1,003,099
Occupancy expense, net                       198,295          188,825          592,940          555,704
Equipment expense                            336,499          348,298        1,017,711        1,060,700
Other                                      1,083,293        1,069,940        3,487,822        3,193,327
                                      -----------------------------------------------------------------
Total other expenses                       4,120,205        3,879,604       12,867,631       11,835,465
                                      -----------------------------------------------------------------

Income before income taxes                 5,372,159        2,781,738       16,265,637       14,198,282
Income taxes                               1,769,607          817,827        5,369,701        4,626,994
                                      -----------------------------------------------------------------

Net income                               $ 3,602,552      $ 1,963,911      $10,895,936      $ 9,571,288
                                      =================================================================

PER SHARE AMOUNTS:
Net income - Basic                       $      0.31      $      0.17      $      0.95      $      0.84
Net income - Diluted                            0.31             0.17             0.95             0.83
Cash dividends                                  0.10             0.09             0.28             0.25
Book value                                                                        9.76             8.97

See notes to consolidated financial statements.



Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 4 of 19

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Comprehensive Income
  (unaudited)

                                                   Three Months                        Nine Months
                                                Ended September 30,                Ended September 30,
                                               1999             1998              1999               1998

Net income                                $  3,602,552      $  1,963,911      $ 10,895,936       $  9,571,288
                                          -------------------------------------------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  income, before tax:
  Unrealized gains (losses) on
    securities available for sale                5,689           827,980        (1,621,487)           859,639
  Less:  Reclassification
    adjustments for gains
    included in net income                        --                --                 675                 99
                                          -------------------------------------------------------------------
Items of other comprehensive
  income, before tax                             5,689           827,980        (1,622,162)           859,540
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                2,267           330,153          (646,568)           342,802
                                          -------------------------------------------------------------------
Other comprehensive
  income (losses), net of tax                    3,422           497,827          (975,594)           516,738
                                          -------------------------------------------------------------------

Comprehensive income                      $  3,605,974      $  2,461,738      $  9,920,342       $ 10,088,026
                                          ===================================================================

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 5 of 19

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited)

                                                                     Nine Months
                                                                 Ended September 30,
                                                              1999                1998

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                       $ 35,442,732       $ 35,370,330
  Fees and commissions received                              6,330,190          6,372,401
  Interest paid                                            (12,206,099)       (11,893,958)
  Cash paid to suppliers and employees                     (10,552,671)       (11,611,201)
  Income taxes paid                                         (6,040,066)        (6,303,754)
                                                        ---------------------------------
    Net cash provided by operating activities               12,974,086         11,933,818
                                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                            5,487,800         11,690,000
  Proceeds from maturities and/or calls of
    securities held to maturity                             12,829,800          9,213,782
  Proceeds from sales of securities
    available for sale                                            --              200,000
  Purchase of securities available for sale                (16,896,309)       (15,999,587)
  Purchase of securities held to maturity                  (10,074,075)       (13,586,503)
  Net increase in loans                                       (194,700)       (18,475,830)
  Capital expenditures                                        (575,502)        (1,409,563)
  Proceeds from sale of fixed assets                            44,336             26,475
  Proceeds from sale of other real estate                      240,306               --
                                                        ---------------------------------
    Net cash used by investing activities                   (9,138,344)       (28,341,226)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                     2,726,708          5,219,213
  Net decrease (increase) in certificates of deposit        (4,295,657)        17,334,496
  Net decrease (increase) in federal funds purchased
    and securities sold under agreements to
    repurchase                                                 253,111         (5,087,006)
  Net decrease (increase) in other borrowings              (13,847,015)        13,643,544
  Net proceeds from issuance of common stock                   401,135            407,592
  Dividend paid                                             (3,214,725)        (2,863,575)
  Purchases of common stock for treasury                      (579,208)              --
  Cash paid for fractional shares                                 --              (21,581)
                                                        ---------------------------------
    Net cash provided (used) by financing activities       (18,555,651)        28,632,683
                                                        ---------------------------------

Net increase (decrease) in cash equivalents                (14,719,909)        12,225,275
Cash and cash equivalents at beginning of period            58,294,177         27,865,357
                                                        ---------------------------------

Cash and cash equivalents at end of period                $ 43,574,268       $ 40,090,632
                                                        =================================

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 6 of 19

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited) - (concluded)

                                                                   Nine Months
                                                              Ended September 30,
                                                           1999                1998

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                           $ 10,895,936       $  9,571,288
                                                     ---------------------------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                            749,188            788,410
    Provision for loan loss                               1,096,583          4,008,330
    Premium amortization, net                               164,980             59,984
    Deferred income taxes                                  (162,037)        (1,125,595)
    Gains on sales or calls of securities
      available for sale                                       --                  (99)
    Gains on calls of securities
      held to maturity                                         (675)              --
    Gain on disposal or sale of equipment                   (10,554)              (895)
    Gain on disposal or sale of other real estate           (26,457)              --
    Decrease in taxes payable                              (508,328)          (551,165)
    Increase in accrued interest receivable                (365,242)          (188,913)
    Decrease in interest payable                           (462,091)           (64,276)
    Increase in other assets                               (406,539)          (312,885)
    Increase (decrease) in other liabilities              2,009,322           (250,366)
                                                     ---------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities           2,078,150          2,362,530
                                                     ---------------------------------

  Net cash provided by operating activities            $ 12,974,086       $ 11,933,818
                                                     =================================

Supplemental disclosure of non-cash transactions:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale            $ (1,621,487)      $    859,639
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                          (646,568)           342,802
  Transfer from retained earnings to common stock
    for stock split                                            --            2,291,855
  Transfer from loans to other real estate owned             91,148             21,525

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 7 of 19

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
September 30, 1999

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                           Three Months                     Nine Months
                                                        Ended September 30,              Ended September 30,
(in shares)                                            1999            1998            1999             1998

Weighted average shares outstanding                 11,479,819      11,463,971       11,483,328      11,460,358
Potentially dilutive effect of stock options            16,272          50,926           23,006          48,275
                                               -----------------------------------------------------------------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                     11,496,091      11,514,897       11,506,334      11,508,633
                                               ================================================================-

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 1999 and December 31, 1998 were as follows:

                                                   SEPTEMBER 30,    December 31,
                                                       1999             1998

Unfunded commitments                               $ 71,118,328    $ 60,929,611
Letters of credit                                     3,638,724       3,901,923

4. New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 will not be applied retroactively to financial statements of prior periods. Management has not evaluated the impact that the adoption of FAS 133 will have on the Company's financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 8 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

         Total assets decreased $7,595,731, or 1.25%, from December 31, 1998 to September 30, 1999. Earning assets decreased $7,718,185, or 1.35%, over the same nine month period. Loans, the largest earning asset, decreased $533,174, or 0.14%, over the same period, primarily because of a $18,454,622, or 58.47%, decrease as of September 30, 1999 in the level of mortgage loans on the Company's mortgage subsidiary, partially offset by a $17,921,448, or 5.06%, increase as of September 30, 1999 in loans on the Company's bank subsidiary. The decrease of $14,150,000, or 36.66%, in federal funds sold was partially offset by an increase of $6,866,992, or 4.61%, in investment securities.

         Accompanying the decline in assets were lower levels of deposits and other borrowings, partially offset by earnings retained. Deposits decreased $1,568,949, or 0.34%, from December 31, 1998 to September 30, 1999.
Noninterest-bearing demand deposits decreased $1,468,791, or 1.60%, over the same nine month period. Although savings, NOW and money market deposits increased $4,195,499, or 3.39%, total time deposits decreased $4,295,657, or 1.77%, over the same period. The loan to deposit ratio was 84.23% as of September 30, 1999 compared to 84.06% as of December 31, 1998. The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 1998 to September 30, 1999, such overnight borrowings increased $5,186,484, or 65.73%, reflecting an increase of $4,933,373, or 77.66%, in higher overnight borrowings in the form of commercial paper. Other borrowings decreased $18,780,388, or 62.59%, caused by a decrease in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity. Accrued interest payable decreased $462,091, or 20.81%, from December 31, 1998 to September 30, 1999. Other liabilities increased $1,500,994, or 78.20%, from December 31, 1998 to September 30, 1999, primarily because of the purchase of investment securities in the process of settlement.

         Common stock outstanding increased 30,872 shares, or 0.27%, from December 31, 1998 to September 30, 1999, primarily due to shares issued in connection with the exercise of stock options. Earnings retained were $7,681,211 for the first nine months of 1999, after paying cash dividends of $3,214,725. Accumulated other comprehensive income (loss), net of deferred income taxes decreased $974,919, or 128.30%, from December 31, 1998 to September 30, 1999, primarily because the value of securities available for sale declined when interest rates rose during the period. From December 31, 1998 through September 30, 1999, the Company repurchased $25,100 shares of its common stock at an average price of $23.08. The Company's liquidity position remained strong.

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

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 9 of 19

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

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998

         During the three month period ended September 30, 1999, interest income increased $122,461, or 1.02%, from the same period last year. The increase is primarily attributable to income from growth in loan and investment volumes that slightly outpaced the decline in income resulting from lower interest rates. The prime lending rate during the three month period averaged 8.02% compared to 8.50% during the same period in 1998. Yields on loans averaged 10.08% for the quarter, down from 10.58% for the same quarter last year. Gross loans averaged $381,609,697 compared to $370,751,719 last year, an increase of $10,857,978, or
2.93%. Interest on securities and overnight investments increased $315,802, or 14.56%, due to higher average volumes invested during the quarter. Average securities and overnight investments were $183,720,780 compared to $153,964,377 last year, an increase of $29,756,403, or 19.33%. Interest expense decreased $208,247, or 5.11%, primarily because lower interest rates on interest-bearing deposits outpaced the growth in the average balances of such deposits. Rates on interest-bearing deposits averaged 3.94% for the quarter, down

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 10 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

from 4.40% for the same quarter last year. Interest-bearing deposits averaged $366,391,790 compared to $348,487,641 last year, an increase of $17,904,149, or
5.14%. Savings, NOW and money market deposits averaged $128,551,717 compared to $114,633,798 last year, an increase of $13,917,919, or 12.14%. Time deposits averaged $237,840,073 compared to $233,853,843 last year, an increase of $3,986,230, or 1.70%. Other borrowings averaged $24,076,607 compared to $17,826,603 last year, an increase of $6,250,004, or 35.06%, reflecting an increase of $8,147,501 in higher overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the banking subsidiary. This growth was partially offset by a decrease of $1,897,497, or 12.26%, in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.

         For substantially the same reasons, interest income and expense were higher for the nine month period ended September 30, 1999. During the first nine months of 1999, interest income increased $143,735, or 0.40%, from the same period last year. The increases in interest income due to higher investment security and overnight investment volumes were mostly offset by decreases in loan interest due to lower interest rates on loans. The prime rate during the nine month period averaged 7.90% compared to 8.50% during the same period in 1998. Yields on loans averaged 9.99% for the year-to-date period, down from 10.49% for the same period last year. Gross loans averaged $379,674,967 compared to $371,177,469 last year, an increase of $8,497,498, or 2.29%. Interest on securities and overnight investments increased $911,370, or 14.50%, due to higher average volumes invested during the period. Average securities and overnight investments were $178,906,302 compared to $145,970,583 last year, an increase of $32,935,719, or 22.56%. Interest expense decreased $85,674, or 0.72%, primarily because decreases in interest expense due to lower rates outpaced increases in interest expense resulting from growth in interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 3.96% for the year-to-date period, down from 4.28% for the same period last year. Interest-bearing deposits averaged $364,925,734 compared to $345,558,751 last year, an increase of $19,366,983, or 5.60%. Other borrowings averaged $25,626,209 compared to $17,124,069 last year, an increase of $8,502,140, or
49.65%, reflecting an increase of $7,760,619 in higher overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the banking subsidiary. Also modestly contributing to the volume growth was an increase of $741,521, or 4.56%, in average temporary borrowings on the mortgage subsidiary primarily due to higher mortgage originations in the first quarter. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.

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

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 11 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

similarly sizable charges to operations. During the three and nine month periods ended September 30, 1999, management determined a charge to operations of $616,002 and $1,096,583, respectively, would bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At September 30, 1999 the loan loss reserve was 1.31% of net loans outstanding.

         The 1999 quarter-to-date and year-to-date provisions for possible loan losses were substantially lower than those of the previous year. In the third quarter of 1998, the Company announced that third quarter earnings would decline due to a charge primarily related to increasing the loan loss reserves of the Bank. One of the Bank's borrowers, a textile related plant and its owners, became unable to repay loans which the Bank had made for a period extending over several years. The Bank had hoped that this borrower's business would improve. The borrower managed to generate positive cash flows in mid-summer, but the positive cash flows proved to be short-lived. The Bank increased its loan loss reserves by $3,046,425 and wrote off related accrued interest of $91,900 resulting in an aggregate charge to earnings of $3,138,325 before tax, or $1,882,995 after tax, or 16.4 cents per share. The Bank also charged off its estimated loss on the loans to this borrower.

         At September 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $2,654,769 ($1,610,566 of which was on a non-accrual basis) and $1,503,490 ($1,089,138 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 1999 and 1998 was not significantly different from the balance at September 30, 1999 and 1998, respectively. The related allowance for loan losses determined in accordance with FAS No. 114 for these loans was $1,214,083 and $409,507 at September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Company recognized interest income on those impaired loans of approximately $94,076 and $21,583, respectively.

         For the quarter ended September 30, 1999, total noninterest income was $1,876,651, down $245,194, or 11.56%, from $2,121,845 earned in the same period of 1998. Fees on deposit accounts were $930,210 during the third quarter, down slightly from $936,552 earned in the third quarter of 1998. Third quarter other service fees and commissions were $832,700 for 1999, down $274,363, or 24.78%, from $1,107,063 earned in the same period of 1998, primarily because of lower fees from mortgage originations. When mortgage rates rose sharply in the second and third quarters of 1999, mortgage origination activity dropped dramatically. There were no significant gains or losses on sales of securities in the third quarter of 1999 or 1998. Other noninterest income was $113,741 for the third quarter of 1999, up $35,511, or 45.39%, from $78,230 earned in the third quarter of 1998, due to a combination of higher sales of small business loans, annuities and life insurance products. Management continued to emphasize nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, though the third quarter 1999 income from the sales of mortgages and small business loans remained below the levels of such income in the third quarter of the previous year.

         Third quarter 1999 noninterest expenses totaled $4,120,205, up $240,601, or 6.20%, from $3,879,604 in the same quarter of 1998. Salaries and wages were $2,083,434 during the quarter, up $2,881, or 0.14%, from $2,080,553 in 1998, while employee benefits were $418,684, up $226,696, or 118.08%, compared to $191,988 in the third quarter of 1998. In the third quarter of the previous year, the Company's banking subsidiary decreased its profit sharing expense by $231,133. This expense reduction was related to lower profit levels anticipated for 1998 resulting from the pretax loan charge of $3.1 million, discussed above, that the Company reported in the third quarter of

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 12 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

1998. Occupancy expenses for the quarter were $198,295, up $9,470, or 5.02%, from $188,825 in the same period of 1998. Equipment expenses were $336,499 during the third quarter, down $11,799, or 3.39%, from $348,298 in the same period of 1998. Third quarter other noninterest expenses were $1,083,293 in 1999, up $13,353, or 1.25%, from $1,069,940 in the same quarter a year ago. Income tax expense was $1,769,607 for the quarter, up $951,780, or 116.38%, from $817,827 for the 1998 third quarter. Income tax expense was lower in the 1998 third quarter due to the loan charge referred to above. The effective tax rates were 32.94% and 29.40% for the third quarters of 1999 and 1998, respectively. Net income increased to $3,602,552 during the quarter, or 83.44%, from $1,963,911 earned in the same period of 1998. The net income change was also attributable to the loan charge referred to above.

         For the nine months ended September 30, 1999, total noninterest income was $6,330,865, down $41,635, or 0.65%, from $6,372,500 earned in the first nine months of 1998. Fees on deposit accounts were $2,606,476 during the first nine months of 1999, down $70,866, or 2.65%, from $2,677,342 in the same period of 1998. Also for the year-to-date period, other service fees and commissions were $3,232,312, up $168,955, or 5.52%, from $3,063,357 in 1998, primarily because of higher fees from mortgage originations in the first quarter of 1999. When mortgage rates rose sharply in the second and third quarters of 1999, mortgage origination activity dropped dramatically. There were no significant gains or losses on sales of securities in the year-to-date periods of 1999 or 1998. Other noninterest income was $491,402 during the nine months ended September 30, 1999, down $140,300, or 22.21%, from $631,702 in the same period of 1998, primarily due to lower sales of small business loans which generated $170,166 in the first nine months of 1999 compared to $406,799 in the same period of 1998. Management continued to emphasize nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, though the year-to-date 1999 sales of these services and products lagged the 1998 levels.

         Total noninterest expenses were $12,867,631 during the first nine months of 1999, up $1,032,166, or 8.72%, from $11,835,465 in the same period of 1998. The year-to-date increases in the various overhead captions included costs associated with meeting the higher first quarter demand for mortgage banking services. Also, costs associated with two new retail offices that opened in March and May of 1998 included three quarters of expenses in 1999 compared with less than two quarters of expenses in 1998. Total personnel costs were $7,769,158 during the first nine months of 1999, up $743,424, or 10.58%, from $7,025,734 in the same period of 1998. Of the increase in personnel costs, $455,298 were related to banking operations and $288,126 were related to mortgage operations. Salaries and wages were $6,501,719 during the first nine months of 1999, up $479,084, or 7.95%, from $6,022,635 in the same period of 1998. The increase in salaries and wages consisted of $242,013 related to banking operations and $237,071 related to mortgage operations. Employee benefits were $1,267,439 up $264,340, or 26.35%, from $1,003,099. Of this increase, $213,285 were related to banking operations and $51,055 were related to mortgage operations. In the third quarter of the previous year, the Company's banking subsidiary decreased its profit sharing expense by $231,133. This expense reduction was related to lower profit levels anticipated for 1998 resulting from a loan charge of $3.4 million, before taxes, that the Company reported in the third quarter of 1998. Year-to-date occupancy expenses were $592,940, up $37,236, or 6.70%, from $555,704 in 1998, and equipment expenses were $1,017,711, down $42,989, or 4.05%, from $1,060,700 in the same year-to-date period of 1998. Other noninterest expenses were $3,487,822 for the nine months ended September 30, 1999, up $294,495, or 9.22%, from $3,193,327 in the same period of 1998. Of the $294,495 increase in other noninterest expenses, $241,723 were related to mortgage operations. Year-to-date income tax expense was $5,369,701 in 1999, up $742,707, or 16.05%, from $4,626,994 in 1998. Income tax expense in the previous year-to-date period was lower due to the

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 13 of 19

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

loan charge referred to above. The year-to-date effective tax rates were 33.01% and 32.59% for 1999 and 1998, respectively. Net income was $10,895,936 during the first nine months of 1999, up $1,324,648, or 13.84%, from $9,571,288 earned in the same year-to-date period of 1998. The year-to-date net income change was also attributable to the loan charge in 1998 referred to above.

YEAR 2000 READINESS DISCLOSURES

         The Company has gone to great lengths to ensure that there will not be significant disruptions to its operations from the so-called "Year 2000 issue" on January 1, 2000. Based upon these efforts and actions taken to date, the Company had a high degree of confidence that its systems will perform properly after January 1, 2000 and that its business operations and financial condition will not be negatively affected in a material way by the Year 2000 issue.

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

         All levels of the Company's management and its Board of Directors are aware of the technology challenges presented by the Year 2000 century date change and, if neglected, the potentially serious effects on the technologies of the Company and its customers. The Company has an active Year 2000 project team under the guidance of an independent technology consulting firm. The Company has carried out a detailed Year 2000 readiness plan, including steps designed to (1) identify, assess, evaluate, test and validate its own date-sensitive systems, including the development of contingency and remediation plans, (2) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan customers, (3) offer education to customers regarding Year 2000 issues in their own lives and businesses, and (4) inform the Company's customers as to the Company's Year 2000 compliance process. Although the Company relies entirely upon outside vendors for its computer software, hardware and its security and environmental equipment, all of the Company's systems identified as being date-sensitive have been evaluated for Year 2000 compliance.

         As of June 30, 1999, the Company had completed the successful testing of its significant systems identified as "mission critical" or critical to conducting its day-to-day banking businesses. The term "systems" includes both hardware and software. Examples of the mission critical hardware systems identified and successfully tested include mid-range computers, imaging and item processing equipment, personal computers, network file servers, automated teller machines or ATM's and security systems. Examples of the mission critical software systems (or applications) identified and successfully tested include operating software for the mid-range and network computers, software related to loans, deposits, general ledger, ATM network and wire transfer, and third-party software used for various purposes. Testing of systems with lower priorities was also substantially completed by June 30, 1999, allowing ample time in the remainder 1999 for validation and follow-up. Also as of June 30, 1999, the Company had completed the development of extensive contingency plans for certain computer processes, including the use of alternative systems, the extension of operating hours and the manual processing of certain operations.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 14 of 19

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

         Also during 1999, the Bank continues its assessments of the Year 2000 readiness of its significant commercial loan customers. The Bank includes these assessments as a part of its analysis of the adequacy of its loan loss reserves and may determine that additional reserves in 1999 are prudent based upon changes in these assessments. The Bank provided no additional loan loss reserves specifically related to Year 2000 issues during the nine months of 1999.

         During the nine months ended September 30, 1999, the Company spent approximately $45,650 on its Year 2000 preparations, of which approximately $11,000 were capitalized new equipment and software and approximately $34,650 were expensed against 1999 earnings. This brings the Company's cumulative costs of Year 2000 preparations to approximately $131,650, of which $33,000 were capitalized and $98,650 were charged against earnings. The Company continues to estimate that its total costs of Year 2000 compliance will be within the range of approximately $125,000 to $150,000. For the remainder of 1999, the Company estimates that its Year 2000 preparations will cost an additional $18,350, of which an estimated $9,000 is anticipated to be capitalized and an estimated $9,350 is anticipated to be charged to operations. In providing these amounts, the Company has excluded the technology upgrade costs that were planned in the normal course of business and not necessarily in response to its Year 2000 compliance plan. For example, the Company's routine technology upgrades for 1997, 1998 and 1999 included a new imaging system to replace its aging item processing system, new ATM's and personal computer file servers throughout those respective networks, a new teller automation system throughout its offices, and numerous personal computer hardware and software systems previously scheduled for replacement. The Company routinely makes investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

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


Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 15 of 19

BANK OF GRANITE CORPORATION
PART II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

A)  Exhibits

         27 Financial Data Schedules

B)  Reports on Form 8-K

         No reports on Form 8-K have been filed for the quarter ended September 30, 1999.

Items 1,2,3,4 and 5 are inapplicable and are omitted.


Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 16 of 19

BANK OF GRANITE CORPORATION
Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Bank of Granite Corporation
                                                (Registrant)



    Date:  November 10, 1999                    /s/ Kirby A. Tyndall
                                                --------------------------------
                                                Kirby A. Tyndall
                                                Senior Vice President and
                                                Chief Financial Officer and
                                                Principal Accounting Officer



Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 17 of 19

BANK OF GRANITE CORPORATION
Exhibit Index
                                                                  Begins
                                                                 on Page
                                                                 -------

Exhibit 27 - Financial Data Schedule (September 30, 1999)           19



Bank of Granite Corporation, Form 10-Q, September 30, 1999, page 18 of 19