Form 10-K405
period 1999-12-31
BANK OF GRANITE CORP
filed 2000-03-17
CIK 810689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                             -----------------

                              Commission file number 0-15956
                                                     -------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    56-1550545
------------------------------------   ----------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

       P.O. BOX 128, GRANITE FALLS, N.C.                       28630
--------------------------------------------               ------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (828) 496-2000
                                                        -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                Name of exchange on which registered
         COMMON STOCK                                  NASDAQ
--------------------------------------   --------------------------------------

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

     As of March 6, 2000, 11,407,601 shares of common stock, $1 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates was $200,459,229.

                       Documents Incorporated by Reference

         PARTS I AND II: Annual Report to Shareholders for the fiscal year ended December 31, 1999 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report).

         PART III: Definitive Proxy Statement dated March 23, 2000 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2000 Annual Meeting of Shareholders.

================================================================================

                         Exhibit Index begins on page 13

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                1999            2000
                                                1999           Annual           Proxy
                                              Form 10-K        Report         Statement
                                                 Page           Page            Page
                                              ------------------------------------------
PART I

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

PART II

Item 5 - Market for the Registrant's
         Common Equity and
         Related Shareholder Matters              9             4 & 18                 I-2
Item 6 - Selected Financial Data                  9                 22
Item 7 - Management's Discussion
         and Analysis of Financial
         Condition and Results of
         Operations                               9                 17        II-1 - II-11
Item 8 - Financial Statements and
         Supplementary Data                       9        21, 23 & 24       II-12 - II-35
Item 9 - Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure                 9                n/a                 n/a

PART III

Item 10 - Directors and Executive
          Officers of the Registrant             10                n/a                 I-4
Item 11 - Executive Compensation                 10                n/a           I-5 - I-9
Item 12 - Security Ownership of Certain
          Beneficial Owners and
          Management                             10                n/a           I-2 & I-4
Item 13 - Certain Relationships and
          Related Transactions                   10                n/a                I-12

PART IV

Item 14 - Exhibits, Financial Statement
          Schedules and Reports on
          Forms 8-K                              11                n/a       II-12 - II-35

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Registrant") is a Delaware Corporation organized January 30, 1987 as a holding company. The Registrant currently engages in no operations other than ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL merged with the Registrant on November 5, 1997. The Registrant conducts its banking business from 14 offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the North Carolina Banking Commission, the Bank ranked 14th and 13th among North Carolina commercial banks based on assets and deposits, respectively, as of December 31, 1999. The Registrant conducts its mortgage banking business from 8 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

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

The Federal Deposit Insurance Corporation (the "FDIC") collects deposit data from insured depository institutions as of June 30 of each year.

According to June 30, 1999 data provided by the FDIC, there were six other commercial banks in the Bank's Caldwell County market. As of June 30, 1999, the Bank of Granite had $198.8 million, or 30.3%, of total county deposits of $655.3 million, compared with $176 million, or 27.6%, of total county deposits of $638.1 million as of June 30, 1998.

According to the FDIC data, in the Bank's Catawba County market, there were ten other commercial banks as of June 30, 1999. The Bank of Granite had $240.8 million, or 14.2%, of total county deposits of $1.7 billion, compared with $249.8 million, or 15.2%, of total county deposits of $1.6 billion as of June 30 of the previous year. The Bank's deposits in the previous year included a $24.4 million deposit by one of the Bank's trustee account customers on June 30 that was paid out by the trustee on July 3. Excluding these temporarily deposited funds, the Bank had $225.4 million, or 13.7%, of Catawba County's total deposits as of June 30, 1998.

In the Bank's Burke County market, there were five other commercial banks and one savings institution as of June 30, 1999 according to the FDIC. The Bank of Granite had $26.5 million, or 4.4%, of total county deposits of $600.6 million, compared with $25.1 million, or 4.3%, of $588.4 million in total Burke County deposits as of June 30, 1998.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from eight offices in the North Carolina cities of Winston-Salem, Charlotte, Hickory, High Point, Lenoir, Morganton, Newton and Salisbury. In 1998, the Bank merged its mortgage department with GLL, extending GLL's services to the Catawba Valley region of North Carolina with the offices in Hickory, Lenoir, Morganton, Newton and Shelby, which opened in 1999.

EMPLOYEES

As of December 31, 1999, the Bank had 194 and GLL had 36 full-time equivalent employees. Both the Bank and GLL consider its relationship with its employees to be excellent.

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

While the Registrant is not presently subject to any regulatory restrictions on dividends, the Registrant's ability to pay dividends will depend to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. As of December 31, 1999, the Bank had undivided profits of approximately $96.5 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 1999, this ratio was 18.01%, leaving approximately $72.4 million of the Bank's undivided profits available for the payment of dividends. The Bank is, and such other subsidiaries may be, subject to regulatory restrictions on the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Registrant to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 1999, the Registrant's tier 1 ratio and total capital ratio to risk-adjusted assets was 26.5% and 27.6% respectively. The Registrant's leverage ratio at December 31, 1999 was 18.7%. The Registrant is in compliance with all regulatory capital requirements.

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

Storage building - 735 square foot building with an adjoining 0.6 acre lot.

Operations Center - 11,769 square foot building located on a 1.1 acre lot.

Print shop - 375 square foot building.

Baton office - 430 square office area located inside a supermarket.

LENOIR, NC

Lenoir office - 7,400 square foot building.

Whitnel office - 2,530 square foot building located on a 1 acre lot.

Hibriten office - 2,480 square foot building located on a 2.1 acre lot.

HUDSON, NC

Hudson office - 4,235 square foot building located on a 4.1 acre lot.

HICKORY, NC

Hickory office - 9,515 square foot building located on a 0.5 acre lot.

Bank of Granite Plaza - two story building with two sections containing 7,520 square feet and 7,572 square feet.

Springs Road office - 3,612 square foot building located on a 1.6 acre lot.

Viewmont office - 4,200 square foot building located on a 2 acre lot.

Longview office - 2,440 square foot building located on a 1.1 acre lot.

Mountain View office - 2,480 square foot building located on a 1.8 acre lot.

NEWTON, NC

Newton office - 3,612 square foot building located on a 0.9 acre lot.

MORGANTON, NC

Morganton office - 5,400 square foot building located on a 0.8 acre lot.

VALE, NC

Vale office - 400 square foot office area located inside a supermarket.

GLL leases all of its facilities which are listed below.

Winston-Salem office (home office) - 8,353 square foot building.

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

Shelby office - 400 square foot office in a 12,000 square foot office building.

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
    RELATED STOCKHOLDER'S MATTERS

The information required by this item is set forth on pages 4 & 18 of the Registrant's 1999 ANNUAL REPORT TO SHAREHOLDERS under the headings "Market and Dividend Summary" and "Shareholder Information", and respectively, and on page I-2 of the 2000 PROXY STATEMENT under the heading "Principal Holders of Voting" Securities". The above information is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is set forth on page 22 in the Registrant's 1999 ANNUAL REPORT TO SHAREHOLDERS under the heading "Selected Financial Data" of which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages II-1 - II-11 of the Registrant's 2000 PROXY STATEMENT for the heading "Management's Discussion and Analysis", which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Consolidated financial statements, the notes thereto and the independent auditors' report is set forth on pages II-12 - II-35 of the 2000 PROXY STATEMENT for the year ended December 31, 1999 are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on page I-4 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 2000 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages I-5 - I-9 in the definitive proxy materials of the Company filed in connection with its 2000 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT

The information required by this item is set forth on pages I-2 & I-4 in the definitive proxy materials of the Company filed in connection with its 2000 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page I-12 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 2000 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
    REPORTS ON FORMS 8-K

a.    1.      Financial Statements
              The information required by this item is set forth on pages II-12
              - II-35 of the Registrant's 2000 PROXY STATEMENT TO SHAREHOLDERS, which is incorporated herein by reference.

      2.      Financial Statement Schedules
              None

      3.      Exhibits
              10.      Material Contracts
                       None

              13.      Annual Report to Shareholders

              21.      Subsidiaries of the Registrant

              27.      Financial Data Schedule (for SEC use only)

b.    No reports on Form 8-K were filed for the quarter ended
      December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                            BANK OF GRANITE CORPORATION




                      By:   /s/ John A. Forlines, Jr.
                         ---------------------------------------
                            John A. Forlines, Jr.
                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                     Date

/s/ John A. Forlines, Jr.           Chairman and Chief         March 13, 2000
--------------------------          Executive Officer
John A. Forlines, Jr.



/s/ Kirby A. Tyndall               Secretary/Treasurer,        March 13, 2000
--------------------------           Chief Financial
Kirby A. Tyndall                  Officer and Principal
                                    Accounting Officer



/s/ John N. Bray                         Director              March 13, 2000
-------------------------
John N. Bray



/s/ Paul M. Fleetwood, III               Director              March 13, 2000
--------------------------
Paul M. Fleetwood, III



/s/ John A. Forlines, Jr.                Director              March 13, 2000
--------------------------
John A. Forlines, Jr.



/s/ Barbara F. Freiman                   Director              March 13, 2000
--------------------------
Barbara F. Freiman



/s/ Hugh R. Gaither                      Director              March 13, 2000
--------------------------
Hugh R. Gaither



/s/ Charles M. Snipes                    Director              March 13, 2000
--------------------------
Charles M. Snipes



/s/ Boyd C. Wilson, Jr.                  Director              March 13, 2000
--------------------------
Boyd C. Wilson, Jr.

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