Form 10-Q
period 2000-03-31
BANK OF GRANITE CORP
filed 2000-05-11
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
    (mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      MARCH 31, 2000
                                              --------------
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ________________

                               Commission file number        0-15956
                                                      ---------------------

                                     BANK OF
                                     GRANITE
                                   CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 56-1550545
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    POST OFFICE BOX 128, GRANITE FALLS, N.C.                          28630
------------------------------------------------                  --------------
    (Address of principal executive offices)                        (Zip Code)

                                 (828) 496-2000
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           COMMON STOCK, $1 PAR VALUE
               11,371,801 SHARES OUTSTANDING AS OF APRIL 30, 2000

================================================================================

                         Exhibit Index begins on page 15


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 1 of 16

BANK OF GRANITE CORPORATION
Index


                                                                                                     Begins
                                                                                                    on Page
                                                                                                    -------

PART I - FINANCIAL INFORMATION

Financial Statements:

     Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999                                                            3

     Statements of Consolidated Income
         Three Months Ended March 31, 2000 and 1999                                                      4

     Statements of Consolidated Comprehensive Income
         Three Months Ended March 31, 2000 and 1999                                                      5

     Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999                                                      6

     Notes to Consolidated Financial Statements                                                          8

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                                                               9

PART II - OTHER INFORMATION                                                                             13

Signatures                                                                                              14

Exhibit Index                                                                                           15



Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 2 of 16

BANK OF GRANITE CORPORATION
Consolidated Balance Sheets
(unaudited)

                                                                                   MARCH 31,              December 31,
                                                                                     2000                     1999

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                        $  21,895,009           $  23,219,670
  Interest-bearing deposits                                                            306,202                 268,826
  Federal funds sold                                                                40,300,000              27,650,000
                                                                                 -------------------------------------
Total cash and cash equivalents                                                     62,501,211              51,138,496
                                                                                 -------------------------------------

Investment securities:
  Available for sale, at fair value                                                 77,220,492              70,205,689
  Held to maturity, at amortized cost                                               82,030,648              85,139,790

Loans                                                                              405,855,851             390,189,234
Allowance for loan losses                                                           (5,199,748)             (4,746,692)
                                                                                 -------------------------------------
Net loans                                                                          400,656,103             385,442,542
                                                                                 -------------------------------------

Premises and equipment, net                                                          9,572,289               9,673,010
Accrued interest receivable                                                          5,901,585               5,456,567
Other assets                                                                         4,708,074               3,670,505
                                                                                 -------------------------------------
Total assets                                                                     $ 642,590,402           $ 610,726,599
                                                                                 -------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                         $  96,277,315           $  91,100,910
  NOW accounts                                                                      75,296,403              73,907,404
  Money market accounts                                                             39,520,502              33,663,278
  Savings                                                                           26,861,265              24,399,214
  Time deposits of $100,000 or more                                                114,611,570             110,041,565
  Other time deposits                                                              140,717,880             138,546,827
                                                                                 -------------------------------------
  Total deposits                                                                   493,284,935             471,659,198
Overnight borrowings                                                                14,784,466              13,461,774
Other borrowings                                                                     9,462,769               8,626,481
Accrued interest payable                                                             2,037,588               2,031,605
Other liabilities                                                                    8,410,016               1,496,432
                                                                                 -------------------------------------
Total liabilities                                                                  527,979,774             497,275,490
                                                                                 -------------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,495,897 shares in 2000 and 11,495,897 shares in 1999
  Outstanding - 11,383,001 shares in 2000 and 11,439,201 shares in 1999             11,495,897              11,495,897
Capital surplus                                                                     22,987,562              22,987,562
Retained earnings                                                                   83,494,197              80,976,641
Accumulated other comprehensive loss,
  net of deferred income taxes                                                      (1,018,693)               (746,948)
Less: Cost of common shares in treasury;
  Held - 112,896 shares in 2000 and 56,696 shares in 1999                           (2,348,335)             (1,262,043)
                                                                                 -------------------------------------
Total shareholders' equity                                                         114,610,628             113,451,109
                                                                                 -------------------------------------
Total liabilities and shareholders' equity                                       $ 642,590,402           $ 610,726,599
                                                                                 =====================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 3 of 16

BANK OF GRANITE CORPORATION
Statements of Consolidated
Income (unaudited)


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     2000                    1999

INTEREST INCOME:
Interest and fees on loans                                                       $10,168,710             $ 9,468,768
Federal funds sold                                                                   395,245                 238,386
Interest-bearing deposits                                                              5,469                   3,553
Investments:
  U.S. Treasury                                                                      142,631                 193,283
  U.S. Government agencies                                                         1,028,982                 731,753
  States and political subdivisions                                                  855,957                 921,889
  Other                                                                              183,147                 232,817
                                                                                 -----------------------------------
Total interest income                                                             12,780,141              11,790,449
                                                                                 -----------------------------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                                                  1,536,636               1,281,954
Other deposits                                                                     2,445,589               2,397,984
Overnight borrowings                                                                 145,734                 100,393
Other borrowings                                                                      83,502                 228,456
                                                                                 -----------------------------------
Total interest expense                                                             4,211,461               4,008,787
                                                                                 -----------------------------------

Net interest income                                                                8,568,680               7,781,662
Provision for loan losses                                                            645,000                 164,579
                                                                                 -----------------------------------
Net interest income after
  provision for loan losses                                                        7,923,680               7,617,083
                                                                                 -----------------------------------

OTHER INCOME:
Service charges on deposit accounts                                                  882,163                 813,668
Other service charges, fees and commissions                                          633,277               1,402,418
Other                                                                                144,241                 216,300
                                                                                 -----------------------------------
Total other income                                                                 1,659,681               2,432,386
                                                                                 -----------------------------------

OTHER EXPENSES:
Salaries and wages                                                                 2,000,053               2,279,903
Employee benefits                                                                    433,673                 429,781
Occupancy expense, net                                                               208,180                 197,264
Equipment expense                                                                    329,258                 344,472
Other                                                                              1,137,277               1,163,270
                                                                                 -----------------------------------
Total other expenses                                                               4,108,441               4,414,690
                                                                                 -----------------------------------

Income before income taxes                                                         5,474,920               5,634,779
Income taxes                                                                       1,813,444               1,869,515
                                                                                 -----------------------------------

Net income                                                                       $ 3,661,476             $ 3,765,264
                                                                                 ===================================

PER SHARE AMOUNTS:
Net income - Basic                                                               $      0.32             $      0.33
Net income - Diluted                                                                    0.32                    0.33
Cash dividends                                                                          0.10                    0.09
Book value                                                                             10.07                    9.41

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 4 of 16

BANK OF GRANITE CORPORATION
Statements of Consolidated
 Comprehensive Income


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    2000                    1999
 (unaudited)

Net income                                                                       $ 3,661,476             $ 3,765,264
                                                                                 -----------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
  Unrealized losses on securities available for sale                                (451,978)               (659,738)
  Less: Change in deferred income taxes related to change in
    unrealized gains or losses on securities available for sale                     (180,233)               (263,070)
                                                                                 -----------------------------------
Other comprehensive losses, net of tax                                              (271,745)               (396,668)
                                                                                 -----------------------------------

Comprehensive income                                                             $ 3,389,731             $ 3,368,596
                                                                                 ===================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 5 of 16

BANK OF GRANITE CORPORATION
Consolidated Statements of
 Cash Flows (unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     2000                    1999

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                              $ 12,385,735            $ 11,551,708
  Fees and commissions received                                                     1,659,681               2,432,386
  Interest paid                                                                    (4,205,478)             (4,391,351)
  Cash paid to suppliers and employees                                                508,254              (5,112,327)
  Income taxes paid                                                                  (128,077)               (560,598)
                                                                                 ------------------------------------
    Net cash provided by operating activities                                      10,220,115               3,919,818
                                                                                 ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                                   6,625,000               1,725,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                                     3,061,750               4,147,000
  Purchase of securities available for sale                                       (14,095,001)               (423,640)
  Purchase of securities held to maturity                                                  --              (7,331,669)
  Net decrease (increase) in loans                                                (15,858,561)             12,345,978
  Capital expenditures                                                               (145,093)               (305,136)
  Proceeds from sale of fixed assets                                                       --                  15,530
                                                                                 ------------------------------------
    Net cash provided (used) by investing activities                              (20,411,905)             10,173,063
                                                                                 ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                                           14,884,679                 651,769
  Net decrease (increase) in certificates of deposit                                6,741,058              (1,326,825)
  Net increase in overnight borrowings                                              1,322,692               1,723,613
  Net decrease (increase) in other borrowings                                         836,288             (16,780,298)
  Net proceeds from issuance of common stock                                               --                 370,906
  Dividend paid                                                                    (1,143,920)             (1,031,991)
  Purchases of common stock for treasury                                           (1,086,292)                (44,717)
                                                                                 ------------------------------------
    Net cash provided (used) by financing activities                               21,554,505             (16,437,543)
                                                                                 ------------------------------------

Net increase (decrease) in cash equivalents                                        11,362,715              (2,344,662)
Cash and cash equivalents at beginning of period                                   51,138,496              58,294,177
                                                                                 ------------------------------------

Cash and cash equivalents at end of period                                       $ 62,501,211            $ 55,949,515
                                                                                 ====================================

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 6 of 16

BANK OF GRANITE CORPORATION
Consolidated Statements of
 Cash Flows (unaudited) - (concluded)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     2000                    1999

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                                     $  3,661,476            $  3,765,264
                                                                                 ------------------------------------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      245,814                 251,474
    Provision for loan loss                                                           645,000                 164,579
    Premium amortization, net                                                          50,612                  53,618
    Deferred income taxes                                                            (114,148)                 12,482
    Gain on disposal or sale of equipment                                                  --                 (10,763)
    Increase in taxes payable                                                       1,799,515               1,296,435
    Increase in accrued interest receivable                                          (445,018)               (292,359)
    Increase (decrease) in interest payable                                             5,983                (382,564)
    Increase in other assets                                                         (743,188)               (495,799)
    Increase (decrease) in other liabilities                                        5,114,069                (442,549)
                                                                                 ------------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                     6,558,639                 154,554
                                                                                 ------------------------------------

  Net cash provided by operating activities                                      $ 10,220,115            $  3,919,818
                                                                                 ====================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Decrease in unrealized gains or
    losses on securities available for sale                                      $   (451,978)           $   (659,738)
  Increase in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                    (180,233)               (263,070)
  Transfer from loans to other real estate owned                                      142,000                  16,148

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 7 of 16

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2000

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999.

The consolidated financial statements include the Company's two wholly-owned subsidiaries, the Bank of Granite (the "Bank"), a full service commercial bank, and GLL & Associates, Inc. ("GLL"), a mortgage bank.

The accounting policies followed are set forth in Note 1 to the Company's 1999 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:


                                                                                         Three Months
                                                                                        Ended March 31,
(in shares)

Weighted average shares outstanding                                                11,419,226      11,483,161
Potentially dilutive effect of stock options                                            9,225          31,907
                                                                                   --------------------------
Weighted average shares outstanding,
 including potentially dilutive effect of
 stock options                                                                     11,428,451      11,515,068
                                                                                   ==========================

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2000 and December 31, 1999 were as follows:


                                                                                  MARCH 31,      December 31,
                                                                                     2000            1999

Unfunded commitments                                                             $ 80,838,387    $ 74,923,283
Letters of credit                                                                   2,541,893       3,188,371

4. New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 will not be applied retroactively to financial statements of prior periods. Management has not evaluated the impact that the adoption of SFAS 133 will have on the Company's financial statements.

Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 8 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2000 COMPARED WITH DECEMBER 31, 1999

         Total assets increased $31,863,803, or 5.22%, from December 31, 1999 to March 31, 2000. Earning assets increased $32,259,654, or 5.63%, over the same three month period. Loans, the largest earning asset, increased $15,666,617, or 4.02%, over the same period, primarily because of a $14,991,342, or 3.95%, increase as of March 31, 2000 in loans on the Company's bank subsidiary. Also during this period, cash and cash equivalents increased $11,362,715, or 22.22%, including an increase of $12,650,000, or 45.75%, in federal funds sold, which was partially offset by a $1,324,661, or 5.70%, decrease in cash and due from banks. Investment securities increased $3,905,661, or 2.51%.

         Funding the asset growth was a combination of deposit growth, growth in other borrowings and earnings retained. Deposits increased $21,625,737, or 4.59%, from December 31, 1999 to March 31, 2000. Noninterest-bearing demand deposits increased $5,176,405, or 5.68%, over the same three month period. Savings, NOW and money market deposits increased $9,708,274, or 7.36%, while total time deposits increased $6,741,058, or 2.71%, over the same period. The loan to deposit ratio was 82.28% as of March 31, 2000 compared to 82.73% as of December 31, 1999, while the bank subsidiary's loan to deposit ratio was 77.65% compared to 78.41% when comparing the same periods. The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 1999 to March 31, 2000, such overnight borrowings increased $1,322,692, or 9.83%, including an increase of $517,281, or 4.38%, in higher overnight borrowings in the form of commercial paper. Other borrowings increased $836,288, or 9.69%, reflecting an increase in temporary borrowings by the mortgage subsidiary primarily due to higher mortgage origination activity near the end of the quarter. Other liabilities increased $6,913,584, or 462.00%, from December 31, 1999 to March 31, 2000, primarily because of the purchase of investment securities in the process of settlement.

         Common stock outstanding decreased 56,200 shares, or 0.49%, from December 31, 1999 to March 31, 2000, primarily due to shares repurchased under the Company's current stock repurchase plan. From December 31, 1999 through March 31, 2000, the Company repurchased 56,200 shares of its common stock at an average price of $19.33. Earnings retained were $2,517,556 for the first three months of 2000, after paying cash dividends of $1,143,920. Accumulated other comprehensive loss, net of deferred income taxes decreased $271,745, or 36.38%, from December 31, 1999 to March 31, 2000, primarily because the value of securities available for sale declined when interest rates rose during the period.

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

(continued on next page)


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 9 of 16

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

         The Company has not experienced a material change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 1999.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
COMPARED WITH THE SAME PERIOD IN 1999

         During the three month period ended March 31, 2000, interest income increased $989,692, or 8.39%, from the same period last year. The increase is primarily attributable to increased loan volumes. The prime lending rate during the three month period averaged 8.64% compared to 7.75% during the same period in 1999. Yields on loans averaged 10.26% for the quarter, up from 10.05% for the same quarter last year. Gross loans averaged $396,621,147 compared to $376,807,852 last year, an increase of $19,813,295, or 5.26%. Average loans of the bank subsidiary were $387,506,397 compared to $354,339,014 last year, an increase of $33,167,383, or 9.36%, while average loans of the mortgage subsidiary were $9,114,750 compared to $22,468,838 last year, a decrease of $13,354,088, or 59.43%. Interest on securities and overnight investments increased $289,750, or 12.48%, also due to higher average volumes invested during the quarter. Average securities and overnight investments were $187,071,245 compared to $171,320,491 last year, an increase of $15,750,754, or
9.19%.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 10 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

         Interest expense increased $202,674, or 5.06%, primarily because higher volumes of interest-bearing time deposits. Total interest-bearing deposits averaged $386,530,330 compared to $363,064,115 last year, an increase of $23,466,215, or 6.46%. Savings, NOW and money market deposits averaged $134,531,174 compared to $122,049,401 last year, an increase of $12,481,773, or
10.23%. Time deposits averaged $251,999,156 compared to $241,014,714 last year, an increase of $10,984,442, or 4.56%. Overnight borrowings averaged $13,085,510 compared to $9,272,802 last year, an increase of $3,812,708, or 41.12%, reflecting an increase of $151,449, or 7.55%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase and an increase of $4,439,832, or 64.97%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements. Other borrowings averaged $7,500,679 compared to $20,800,351 last year, a decrease of $13,299,672, or 63.94%, due to a decrease in temporary borrowings on the mortgage subsidiary primarily attributable to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.

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

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 2000, management determined a charge to operations of $645,000 would bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At March 31, 2000, the loan loss reserve was 1.30% of net loans outstanding compared to 1.23% as of December 31, 1999.

         At March 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,882,617 ($1,152,630 of which was on a non-accrual basis) and $1,914,021 ($1,775,317 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 2000 and 1999 was not significantly different from the balance at March 31, 2000 and 1999, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $657,655 and $624,922 at March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 and 1999, the Company recognized interest income on those impaired loans of approximately $92,636 and $64,739, respectively.


(continued on next page)

Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 11 of 16

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

         For the quarter ended March 31, 2000, total noninterest income was $1,659,681, down $772,705, or 31.77%, from $2,432,386 earned in the same period of 1999, primarily because of lower fees from mortgage originations. Fees on deposit accounts were $882,163 during the first quarter, up $68,495, or 8.42%, from $813,668 earned in the first quarter of 1999. First quarter other service fees and commissions were $633,277 for 2000, down $769,141, or 54.84%, from $1,402,418 earned in the same period of 1999. Included in other service fees was mortgage origination fee income of $396,784 for 2000, down $730,674, or 64.81%, from $1,127,458 earned in the same period of 1999. When mortgage rates rose sharply in the spring of 1999, mortgage origination activity dropped dramatically and continued at low levels throughout much of the first quarter of 2000. There were no significant gains or losses on sales of securities in the first quarter of 2000 or 1999. Other noninterest income was $144,241 for the first quarter of 2000, down $72,059, or 33.31%, from $216,300 earned in the first quarter of 1999, due to lower sales of small business loans which generated no fee income in the first quarter of 2000 compared to $82,885 in the same quarter of 1999. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided that in 2000 it would retain the small business loans in the Company's loan portfolio rather than sell these loans at a one-time gain.

         First quarter 2000 noninterest expenses totaled $4,108,441, down $306,249, or 6.94%, from $4,414,690 in the same quarter of 1999, primarily because of lower costs associated with the slowdown in mortgage origination activities. Personnel costs were $2,433,726 during the quarter, down $275,958, or 10.18%, from $2,709,684 in 1999. Of the $275,958 decrease in personnel costs, $405,540 were related to mortgage operations, partially offset by a $129,582 increase in the personnel costs of the banking subsidiary.

         Noninterest expenses other than for personnel decreased to $1,674,715 during the quarter, or 1.78%, from $1,705,006 incurred in the same period of 1999. Of the $306,249 decrease, $517,871 were related to mortgage operations, partially offset by a $88,868 increase in the nonpersonnel costs of the banking subsidiary. Income tax expense was $1,813,444 for the quarter, down $56,071, or 3.00%, from $1,869,515 for the 1999 first quarter. The effective tax rates were 33.12% and 33.18% for the first quarters of 2000 and 1999, respectively. Net income decreased to $3,661,476 during the quarter, or 2.76%, from $3,765,264 earned in the same period of 1999.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

         The discussions included in this document contain forward looking statements within the meaning of the federal securities laws, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which statements are subject to risks and uncertainties. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, actions of government regulators, or general economic conditions.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 12 of 16

BANK OF GRANITE CORPORATION
PART II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

A) Exhibits

                  27 Financial Data Schedules (for SEC use only)

B) Reports on Form 8-K

                  No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

Items 1,2,3,4 and 5 are inapplicable and are omitted.


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 13 of 16

BANK OF GRANITE CORPORATION
Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Bank of Granite Corporation
                                         (Registrant)



Date:  May 8, 2000                       /s/ Kirby A. Tyndall
                                         --------------------------------
                                         Kirby A. Tyndall
                                         Senior Vice President and
                                         Chief Financial Officer and
                                         Principal Accounting Officer


Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 14 of 16

BANK OF GRANITE CORPORATION
Exhibit Index


                                                                                                  Begins
                                                                                                 on Page
                                                                                                 -------

Exhibit 27 - Financial Data Schedule (March 31, 2000) (for SEC use only)                            16




Bank of Granite Corporation, Form 10-Q, March 31, 2000, page 15 of 16