Form 10-Q
period 2000-06-30
BANK OF GRANITE CORP
filed 2000-08-11
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549

                             ----------------------

                                    FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended   JUNE 30, 2000
                                     -------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
    For the transition period from                 to
                                   ---------------    ---------------

                      Commission file number       0-15956
                                             -------------------

                           BANK OF GRANITE CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              56-1550545
--------------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

     POST OFFICE BOX 128, GRANITE FALLS, N.C.                   28630
--------------------------------------------------        -----------------
     (Address of principal executive offices)                 (Zip Code)

                                 (828) 496-2000
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

                           COMMON STOCK, $1 PAR VALUE
                11,296,062 SHARES OUTSTANDING AS OF JULY 31, 2000

================================================================================

                         Exhibit Index begins on page 17

Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 1 of 18

BANK OF GRANITE CORPORATION
Index

                                                                   Begins
                                                                   on Page
                                                                   -------

PART I - FINANCIAL INFORMATION

Financial Statements:

     Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999                          3

     Statements of Consolidated Income
         Three Months Ended June 30, 2000 and 1999
         And Six Months Ended June 30, 2000 and 1999                  4

     Statements of Consolidated Comprehensive Income
         Three Months Ended June 30, 2000 and 1999
         And Six Months Ended June 30, 2000 and 1999                  5

     Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999                      6

     Notes to Consolidated Financial Statements                       8

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                            9

PART II - OTHER INFORMATION                                          15

Signatures                                                           16

Exhibit Index                                                        17


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 2 of 18

BANK OF GRANITE CORPORATION
Consolidated Balance Sheets
(unaudited)

                                                                                    JUNE 30,          December 31,
                                                                                      2000                1999

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                        $   30,474,026      $   23,219,670
  Interest-bearing deposits                                                             344,181             268,826
  Federal funds sold                                                                         --          27,650,000
                                                                                 --------------      --------------
Total cash and cash equivalents                                                      30,818,207          51,138,496
                                                                                 --------------      --------------

Investment securities:
  Available for sale, at fair value                                                  86,080,318          70,205,689
  Held to maturity, at amortized cost                                                82,581,056          85,139,790

Loans                                                                               422,630,825         390,189,234
Allowance for loan losses                                                            (5,721,018)         (4,746,692)
                                                                                 --------------      --------------
Net loans                                                                           416,909,807         385,442,542
                                                                                 --------------      --------------

Premises and equipment, net                                                           9,555,435           9,673,010
Accrued interest receivable                                                           5,988,163           5,456,567
Other assets                                                                          4,792,201           3,670,505
                                                                                 --------------      --------------
Total assets                                                                     $  636,725,187      $  610,726,599
                                                                                 ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                         $   99,697,268      $   91,100,910
  NOW accounts                                                                       76,881,266          73,907,404
  Money market accounts                                                              31,753,460          33,663,278
  Savings                                                                            25,497,194          24,399,214
  Time deposits of $100,000 or more                                                 108,735,354         110,041,565
  Other time deposits                                                               147,453,559         138,546,827
                                                                                 --------------      --------------
  Total deposits                                                                    490,018,101         471,659,198
Overnight borrowings                                                                 17,187,279          13,461,774
Other borrowings                                                                      9,756,271           8,626,481
Accrued interest payable                                                              2,098,272           2,031,605
Other liabilities                                                                     1,533,203           1,496,432
                                                                                 --------------      --------------
Total liabilities                                                                   520,593,126         497,275,490
                                                                                 --------------      --------------

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,495,897 shares in 2000 and 11,495,897 shares in 1999
  Outstanding - 11,314,062 shares in 2000 and 11,439,201 shares in 1999              11,495,897          11,495,897
Capital surplus                                                                      22,987,562          22,987,562
Retained earnings                                                                    86,443,428          80,976,641
Accumulated other comprehensive loss,
  net of deferred income taxes                                                       (1,050,030)           (746,948)
Less: Cost of common shares in treasury;
  Held - 181,835 shares in 2000 and 56,696 shares in 1999                            (3,744,796)         (1,262,043)
                                                                                 --------------      --------------
Total shareholders' equity                                                          116,132,061         113,451,109
                                                                                 --------------      --------------
Total liabilities and shareholders' equity                                       $  636,725,187      $  610,726,599
                                                                                 ==============      ==============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 3 of 18

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Income (unaudited)

                                                                 Three Months                         Six Months
                                                                Ended June 30,                      Ended June 30,
                                                            2000              1999              2000              1999

INTEREST INCOME:
Interest and fees on loans                              $ 11,125,482      $  9,362,515      $ 21,294,192      $ 18,831,283
Federal funds sold                                           241,071           400,648           636,316           639,034
Interest-bearing deposits                                      6,641             3,894            12,110             7,447
Investments:
  U.S. Treasury                                              121,318           186,234           263,949           379,517
  U.S. Government agencies                                 1,283,141           736,178         2,312,123         1,467,931
  States and political subdivisions                          814,414           884,336         1,670,371         1,806,225
  Other                                                      157,470           179,501           340,617           412,318
                                                        ------------      ------------      ------------      ------------
Total interest income                                     13,749,537        11,753,306        26,529,678        23,543,755
                                                        ------------      ------------      ------------      ------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                          1,584,194         1,225,808         3,120,830         2,507,762
Other deposits                                             2,623,185         2,337,571         5,068,774         4,735,555
Overnight borrowings                                         162,772           117,834           308,506           218,227
Other borrowings                                             117,038           186,484           200,540           414,940
                                                        ------------      ------------      ------------      ------------
Total interest expense                                     4,487,189         3,867,697         8,698,650         7,876,484
                                                        ------------      ------------      ------------      ------------

Net interest income                                        9,262,348         7,885,609        17,831,028        15,667,271
Provision for loan losses                                    788,427           316,002         1,433,427           480,581
                                                        ------------      ------------      ------------      ------------
Net interest income after
  provision for loan losses                                8,473,921         7,569,607        16,397,601        15,186,690
                                                        ------------      ------------      ------------      ------------

OTHER INCOME:
Service charges on deposit accounts                        1,278,950           862,598         2,161,113         1,676,266
Other service charges, fees and commissions                  747,062           997,194         1,380,339         2,399,612
Securities gains                                                  --               675                --               675
Other                                                         22,960           161,361           167,201           377,661
                                                        ------------      ------------      ------------      ------------
Total other income                                         2,048,972         2,021,828         3,708,653         4,454,214
                                                        ------------      ------------      ------------      ------------

OTHER EXPENSES:
Salaries and wages                                         2,098,179         2,138,382         4,098,232         4,418,285
Employee benefits                                            449,107           418,974           882,780           848,755
Occupancy expense, net                                       209,254           197,381           417,434           394,645
Equipment expense                                            360,624           336,740           689,882           681,212
Other                                                      1,159,022         1,241,259         2,296,299         2,404,529
                                                        ------------      ------------      ------------      ------------
Total other expenses                                       4,276,186         4,332,736         8,384,627         8,747,426
                                                        ------------      ------------      ------------      ------------

Income before income taxes                                 6,246,707         5,258,699        11,721,627        10,893,478
Income taxes                                               2,159,277         1,730,579         3,972,721         3,600,094
                                                        ------------      ------------      ------------      ------------
Net income                                              $  4,087,430      $  3,528,120      $  7,748,906      $  7,293,384
                                                        ============      ============      ============      ============

PER SHARE AMOUNTS:
Net income - Basic                                      $       0.36      $       0.31      $       0.68      $       0.64
Net income - Diluted                                            0.36              0.31              0.68              0.63
Cash dividends                                                  0.10              0.09              0.20              0.18
Book value                                                                                         10.26              9.56

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 4 of 18

BANK OF GRANITE CORPORATION
Statements of Consolidated
  Comprehensive Income
  (unaudited)

                                                       Three Months                           Six Months
                                                      Ended June 30,                        Ended June 30,
                                                  2000               1999               2000               1999

Net income                                    $  4,087,430       $  3,528,120       $  7,748,906       $  7,293,384
                                              ------------       ------------       ------------       ------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  losses, before tax:
  Unrealized losses on
    securities available for sale                  (52,121)          (967,438)          (504,099)        (1,627,176)
  Less: Reclassification
    adjustments for gains
    included in net income                              --                675                 --                675
                                              ------------       ------------       ------------       ------------
Items of other comprehensive
  losses, before tax                               (52,121)          (968,113)          (504,099)        (1,627,851)
  Less: Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                  (20,784)          (385,765)          (201,017)          (648,835)
                                              ------------       ------------       ------------       ------------
Other comprehensive
  losses, net of tax                               (31,337)          (582,348)          (303,082)          (979,016)
                                              ------------       ------------       ------------       ------------

Comprehensive income                          $  4,056,093       $  2,945,772       $  7,445,824       $  6,314,368
                                              ============       ============       ============       ============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 5 of 18

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited)

                                                                            Six Months
                                                                          Ended June 30,
                                                                      2000              1999

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                               $ 26,096,856      $ 23,904,065
  Fees and commissions received                                      3,708,653         4,453,539
  Interest paid                                                     (8,631,983)       (8,263,246)
  Cash paid to suppliers and employees                              (8,823,805)       (7,067,124)
  Income taxes paid                                                 (4,000,017)       (4,169,598)
                                                                  ------------      ------------
    Net cash provided by operating activities                        8,349,704         8,857,636
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                    7,725,000         2,487,800
  Proceeds from maturities and/or calls of
    securities held to maturity                                      7,876,750        11,744,800
  Purchase of securities available for sale                        (24,112,660)       (4,441,316)
  Purchase of securities held to maturity                           (5,407,858)       (9,467,719)
  Net decrease (increase) in loans                                 (32,900,692)        3,413,672
  Capital expenditures                                                (389,368)         (485,184)
  Proceeds from sale of fixed assets                                       750            15,530
  Proceeds from sale of other real estate                               88,759           240,306
                                                                  ------------      ------------
    Net cash provided (used) by investing activities               (47,119,319)        3,507,889
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                            10,758,382         4,769,353
  Net decrease (increase) in certificates of deposit                 7,600,521        (5,483,746)
  Net increase in overnight borrowings                               3,725,505           508,911
  Net decrease (increase) in other borrowings                        1,129,790       (12,111,764)
  Net proceeds from issuance of common stock                                --           394,501
  Dividend paid                                                     (2,282,119)       (2,066,097)
  Purchases of common stock for treasury                            (2,482,753)         (219,876)
                                                                  ------------      ------------
    Net cash provided (used) by financing activities                18,449,326       (14,208,718)
                                                                  ------------      ------------

Net decrease in cash equivalents                                   (20,320,289)       (1,843,193)
Cash and cash equivalents at beginning of period                    51,138,496        58,294,177
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $ 30,818,207      $ 56,450,984
                                                                  ============      ============

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 6 of 18

BANK OF GRANITE CORPORATION
Consolidated Statements of
  Cash Flows (unaudited) - (concluded)

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                     2000              1999

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                                     $  7,748,906      $  7,293,384
                                                                                 ------------      ------------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                      506,943           510,605
    Provision for loan loss                                                         1,433,427           480,581
    Premium amortization, net                                                          98,774           110,492
    Deferred income taxes                                                            (373,079)         (101,567)
    Gains on calls of securities
      held to maturity                                                                     --              (675)
    Gain on disposal or sale of equipment                                                (750)          (10,660)
    Gain on disposal or sale of other real estate                                          --           (26,457)
    Increase (decrease) in taxes payable                                              345,783          (467,937)
    Increase (decrease) in accrued interest receivable                               (531,596)          249,818
    Increase (decrease) in interest payable                                            66,667          (386,762)
    Increase in other assets                                                         (636,359)         (577,938)
    Increase (decrease) in other liabilities                                         (309,012)        1,784,752
                                                                                 ------------      ------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                       600,798         1,564,252
                                                                                 ------------      ------------
  Net cash provided by operating activities                                      $  8,349,704      $  8,857,636
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Decrease in unrealized gains or
    losses on securities available for sale                                      $   (504,099)     $ (1,627,176)
  Increase in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                    (201,017)         (648,835)
  Transfer from loans to other real estate owned                                      170,626            91,148

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 7 of 18

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2000

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                               Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,
(in shares)                                                2000            1999            2000            1999

Weighted average shares outstanding                     11,350,996      11,486,667      11,385,111      11,484,914
Potentially dilutive effect of stock options                10,185          19,581           9,710          25,905
                                                        ----------      ----------      ----------      ----------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                         11,361,181      11,506,248      11,394,821      11,510,819
                                                        ==========      ==========      ==========      ==========

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2000 and December 31, 1999 were as follows:

                                 JUNE 30,        December 31,
                                   2000              1999

Unfunded commitments           $ 82,913,867      $ 74,923,283
Letters of credit                 2,413,691         3,188,371

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


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 8 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2000 COMPARED WITH DECEMBER 31, 1999

         Total assets increased $25,998,588, or 4.26%, from December 31, 1999 to June 30, 2000. Earning assets increased $18,182,841, or 3.17%, over the same six month period. Loans, the largest earning asset, increased $32,441,591, or 8.31%, over the same period, primarily because of a $31,071,019, or 8.18%, increase as of June 30, 2000 in loans of the Company's bank subsidiary. Also during the first six months of 2000, investment securities increased $13,315,895, or 8.57%. The increases in loans and investment securities were partially funded with federal funds sold overnight, which decreased $27,650,000, or 100.00%, during the period as the Company redeployed lower yielding overnight investments into higher yielding loans and debt securities. The decrease in federal funds sold overnight was partially offset by a $7,254,356, or 31.24%, increase in cash and due from banks, which accounts for the $20,320,289, or 39.74%, decrease in cash and cash equivalents.

         Funding the asset growth was a combination of deposit growth, growth in overnight and other borrowings and earnings retained. Deposits increased $18,358,903, or 3.89%, from December 31, 1999 to June 30, 2000.
Noninterest-bearing demand deposits increased $8,596,358, or 9.44%, over the same six month period. Savings, NOW and money market deposits increased $2,162,024, or 1.64%, while total time deposits increased $7,600,521, or 3.06%, over the same period. The loan to deposit ratio was 86.25% as of June 30, 2000 compared to 82.73% as of December 31, 1999, while the bank subsidiary's loan to deposit ratio was 81.25% compared to 78.41% when comparing the same periods. The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 1999 to June 30, 2000, such overnight borrowings increased $3,725,505, or 27.67%. Other borrowings increased $1,129,790, or 13.10%, reflecting an increase in temporary borrowings by the mortgage subsidiary primarily due to slightly higher mortgage origination activity.

         Common stock outstanding decreased 125,139 shares, or 1.09%, from December 31, 1999 to June 30, 2000, primarily due to shares repurchased under the Company's current stock repurchase plan. From December 31, 1999 through June 30, 2000, the Company repurchased 125,139 shares of its common stock at an average price of $19.84. Earnings retained were $5,466,787 for the first six months of 2000, after paying cash dividends of $2,282,119. Accumulated other comprehensive loss, net of deferred income taxes increased $303,082, or 40.58%, from December 31, 1999 to June 30, 2000, primarily because the value of securities available for sale declined when interest rates rose during the period.

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

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 9 of 18

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

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH
THE SAME PERIOD IN 1999 AND FOR THE SIX MONTH PERIOD ENDED
JUNE 30, 2000 COMPARED WITH THE SAME PERIOD IN 1999

         During the three month period ended June 30, 2000, interest income increased $1,996,231, or 16.98%, from the same period last year. The increase is primarily attributable to increases in the volumes of loan and investment assets as well as higher yields on such assets. Interest and fees on loans increased $1,762,967, or 18.83%, due to both higher average volumes and rates during the quarter. Yields on loans averaged 10.71% for the quarter, up from 9.84% for the same quarter last year. The prime lending rate during the three month period averaged 9.14% compared to 7.75% during the same period in 1999. Gross loans averaged $415,395,605 compared to $380,607,352 last year, an increase of $34,788,253, or 9.14%. Average loans of the bank subsidiary were $403,868,857 compared to $362,401,760 last year, an increase of $41,467,097, or 11.44%, while average loans of the mortgage subsidiary were $11,526,748 compared to $18,205,592 last year, a decrease of $6,678,844, or 36.69%. Interest on securities and overnight investments increased $233,264, or 9.76%, primarily due to higher rates during the quarter. Average securities and overnight investments increased slightly.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 10 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

         Interest expense increased $619,492, or 16.02%, primarily because higher interest rates on interest-bearing deposits outpaced the growth in the average balances of such deposits. Rates on interest-bearing deposits averaged 4.31% for the quarter, up from 3.90% for the same quarter last year. Total interest-bearing deposits averaged $390,337,630 compared to $365,321,297 last year, an increase of $25,016,333, or 6.85%. Savings, NOW and money market deposits averaged $137,997,700 compared to $127,611,621 last year, an increase of $10,386,079, or 8.14%. Time deposits averaged $252,339,930 compared to $237,709,676 last year, an increase of $14,630,254, or 6.15%. Overnight borrowings averaged $14,180,572 compared to $10,845,064 last year, an increase of $3,335,508, or 30.76%, reflecting an increase of $3,263,936, or 38.35%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the banking subsidiary. Other borrowings averaged $9,770,351 compared to $16,658,265 last year, a decrease of $6,887,914, or 41.35%, in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.

         For substantially the same reasons of both higher volumes and higher rates, interest income and expense were higher for the six month period ended June 30, 2000. During the first six months of 2000, interest income increased $2,985,923, or 12.68%, from the same period last year, primarily because growth in interest income due to higher volumes of interest-earning assets outpaced increases in interest income due to higher rates. Interest and fees on loans increased $2,462,909, or 13.08%, due to both higher average volumes and rates during the year-to-date period. Yields on loans averaged 10.49% for the year-to-date period, up from 9.95% for the same period last year. The prime rate during the six month period averaged 8.90% compared to 7.75% during the same period in 1999. Gross loans averaged $406,008,376 compared to $378,707,602 last year, an increase of $27,300,774, or 7.21%. Average loans of the bank subsidiary were $395,687,627 compared to $358,370,387 last year, an increase of $37,317,240, or 10.41%. The Bank's loan growth was partially offset by a decline in the average loans of the mortgage subsidiary, which were $10,320,749 compared to $20,337,215 last year, a decrease of $10,016,466, or 49.25%. Interest on securities and overnight investments increased $523,014, or 11.10%, primarily due to higher average volumes invested during the period. Average securities and overnight investments were $184,694,748 compared to $176,499,063 last year, an increase of $8,195,685, or 4.64%.

         Interest expense increased $822,166, or 10.44%, primarily because growth in interest expense due to higher rates slightly outpaced increases in interest expense resulting from growth in volumes of interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 4.22% for the year-to-date period, up from 3.98% for the same period last year. Interest-bearing deposits averaged $388,433,980 compared to $364,192,706 last year, an increase of $24,241,274, or 6.66%. Overnight borrowings averaged $13,633,041 compared to $10,058,933 last year, an increase of $3,574,108, or
35.53%, reflecting an increase of $3,851,884, or 50.21%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the banking subsidiary. Other borrowings averaged $8,635,515 compared to $18,729,308 last year, reflecting a decrease of $10,093,793, or 53.89%, in temporary borrowings on the mortgage subsidiary primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of the mortgage subsidiary.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 11 of 18

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

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 2000, management determined a charge to operations of $788,427 and $1,433,427, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At June 30, 2000, the loan loss reserve was 1.37% of net loans outstanding compared to 1.23% as of December 31, 1999.

         At June 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,734,516 ($1,207,725 of which was on a non-accrual basis) and $2,116,753 ($1,624,885 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 2000 and 1999 was not significantly different from the balance at June 30, 2000 and 1999, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $878,086 and $1,529,469 at June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company recognized interest income on those impaired loans of approximately $67,829 and $88,243, respectively.

         For the quarter ended June 30, 2000, total noninterest income was $2,048,972, up $27,144, or 1.34%, from $2,021,828 earned in the same period of
1999, primarily because increases in fee income of $333,782, or 27.31%, of the banking subsidiary were substantially offset by mortgage fee decreases of $232,280, or 29.05%, from fewer mortgage originations on the mortgage subsidiary. Fees on deposit accounts were $1,278,950 during the second quarter, up $416,352, or 48.27%, from $862,598 earned in the second quarter of 1999, primarily due to $377,959 in additional fees associated with a new overdraft protection program designed for retail customers and introduced in April 2000. Second quarter other service fees and commissions were $747,062 for 2000, down $250,132, or 25.08%, from $997,194 earned in the same period of 1999. Included in other service fees was mortgage origination fee income of $567,334 for 2000, down $232,280, or 29.05%, from $799,614 earned in the same period of 1999. As mortgage rates rose sharply, beginning in April 1999, mortgage origination activity dropped dramatically and continued at low levels throughout the second quarter of 2000. There were no significant gains or losses on sales of securities in the second quarter of 2000 or 1999. Other noninterest income was only $22,960 for the second quarter of 2000, down $138,401, or 85.77%, from $161,361 earned in the second quarter of 1999, partially due to lower sales of small business loans which generated no income in the second quarter of 2000 compared to $50,961 in the same quarter of 1999. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided that in 2000 it would retain the small business loans in the Company's loan portfolio rather than sell these loans at one-time gains. Also contributing to the lower second quarter other noninterest income was a $74,358 write-down in a partnership interest held by the Company.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 12 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (continued)

         Second quarter 2000 noninterest expenses totaled $4,276,186, down $56,550, or 1.31%, from $4,332,736 in the same quarter of 1999, primarily because of lower costs associated with the slowdown in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $2,547,286 during the quarter, down $10,070, or 0.39%, from $2,557,356 in 1999.
Of the $10,070 decrease in personnel costs, $179,210 were related to mortgage operations, partially offset by a $169,140 increase in the personnel costs of the banking subsidiary.

         Noninterest expenses other than for personnel decreased to $1,728,900 during the quarter, or 2.62%, from $1,775,380 incurred in the same period of 1999. Of the $46,480 decrease, $138,701 were related to mortgage operations, partially offset by a $85,050 increase in the nonpersonnel costs of the banking subsidiary. Occupancy expenses for the quarter were $209,254, up $11,873, or 6.02%, from $197,381 in the same period of 1999. Equipment expenses were $360,624 during the second quarter, up $23,884, or 7.09%, from $336,740 in the same period of 1999. Second quarter other noninterest expenses were $1,159,022 in 2000, down $82,237, or 6.63%, from $1,241,259 in the same quarter a year ago. Of the $82,237 decrease, $143,365 was related to mortgage operations. partially offset by a $53,957 increase in the other noninterest costs of the banking subsidiary. Income tax expense was $2,159,277 for the quarter, up $428,698, or 24.77%, from $1,730,579 for the 1999 second quarter. The effective tax rates were 34.57% and 32.91% for the second quarters of 2000 and 1999, respectively, primarily because of lower relative levels of income from tax-exempt loans and investments. Net income increased to $4,087,430 during the quarter, or 15.85%, from $3,528,120 earned in the same period of 1999.

         For the six months ended June 30, 2000, total noninterest income was $3,708,653, down $745,561, or 16.74%, from $4,454,214 earned in the first six months of 1999, primarily because of lower fees from mortgage originations as discussed below. Fees on deposit accounts were $2,161,113 during the first six months of 2000, up $484,847, or 28.92%, from $1,676,266 in the same period of 1999, primarily due to $400,305 in additional fees associated with a new overdraft protection program designed for retail customers and introduced in April 2000. Also for the year-to-date period, other service fees and commissions were $1,380,339, down $1,019,273, or 42.48%, from $2,399,612 in 1999. Included in other service fees was mortgage origination fee income of $964,118 for 2000, down $962,954, or 49.97%, from $1,927,072 earned in the same period of 1999. As was the case for the quarter, the rise in mortgage rates that began in April 1999 significantly reduced mortgage origination activity, which continued throughout the 2000 year-to-date period. There were no significant gains or losses on sales of securities in the year-to-date periods of 2000 or 1999. Other noninterest income was $167,201 during the six months ended June 30, 2000, down $210,460, or 55.73%, from $377,661 in the same period of 1999, primarily due to lower sales of small business loans which generated no income in the first six months of 2000 compared to $133,846 in the same period of 1999. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided that in 2000 it would retain the small business loans in the Company's loan portfolio rather than sell these loans at one-time gains. Also contributing to the lower year-to-date other noninterest income was a $74,358 write-down in a partnership interest held by the Company.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 13 of 18

BANK OF GRANITE CORPORATION
Management's Discussion and Analysis
RESULTS OF OPERATIONS - (concluded)

         Total noninterest expenses were $8,384,627 during the first six months of 2000, down $362,799, or 4.15%, from $8,747,426 in the same period of 1999. As was the case for the second quarter, the year-to-date decreases were primarily because of lower costs associated with the slowdown in mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $4,981,012 during the first six months of 2000, down $286,028, or 5.43%, from $5,267,040 in the same period of 1999. Of the decrease in personnel costs, $584,750 were related to mortgage operations, partially offset by a $298,722 increase related to banking operations.

         Noninterest expenses other than for personnel decreased to $3,403,615 during the quarter, or 2.21%, from $3,480,386 incurred in the same period of 1999. Of the $76,771 decrease, $251,032 were related to mortgage operations, partially offset by a $173,918 increase in the nonpersonnel costs of the banking subsidiary. Year-to-date occupancy expenses were $417,434, up $22,789, or 5.77%, from $394,645 in 1999, and equipment expenses were $689,882, up $8,670, or 1.27%, from $681,212 in the same year-to-date period of 1999. Other noninterest expenses were $2,296,299 for the six months ended June 30, 2000, down $108,230, or 4.50%, from $2,404,529 in the same period of 1999. Of the $108,230 decrease in other noninterest expenses, $263,055 were related to mortgage operations, partially offset by a $154,482 increase related to banking operations. Year-to-date income tax expense was $3,972,721 in 2000, up $372,627, or 10.35%, from $3,600,094 in 1999. The year-to-date effective tax rates were 33.89% and 33.05% for 2000 and 1999, respectively, primarily because of lower relative levels of income from tax-exempt loans and investments. Net income was $7,748,906 during the first six months of 2000, up $455,522, or 6.25%, from $7,293,384 earned in the same year-to-date period of 1999.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

         The discussions included in this document contain forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel or general economic conditions.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 14 of 18

BANK OF GRANITE CORPORATION
PART II - Other Information

Item 4 - Submission of Matters to a Vote of Shareholders

         The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 24, 2000:

                  Proposal 1. To consider the election of seven persons named as director nominees in the Proxy Statement dated March 23, 2000.

                  John N. Bray                    FOR       9,764,907  WITHHELD           82,731
                  Paul M. Fleetwood, III, CPA     FOR       9,764,907  WITHHELD           82,731
                  John A. Forlines, Jr.           FOR       9,764,907  WITHHELD           82,731
                  Barbara F. Freiman              FOR       9,760,900  WITHHELD           86,738
                  Hugh R. Gaither                 FOR       9,758,578  WITHHELD           89,060
                  Charles M. Snipes               FOR       9,764,907  WITHHELD           82,731
                  Boyd C. Wilson, Jr., CPA        FOR       9,764,907  WITHHELD           82,731

                  Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company's independent Certified Public Accountants for the fiscal year ending December 31, 2000.

                  FOR      9,766,040   AGAINST        23,783   ABSTAIN         57,815

                  No other business came before the meeting, or any adjournment or adjournments thereof.

Item 6 - Exhibits and Reports on Form 8-K

A) Exhibits

                  27 Financial Data Schedules (for SEC use only)

B) Reports on Form 8-K

                  No reports on Form 8-K have been filed for the quarter ended June 30, 2000.

Items 1,2,3 and 5 are inapplicable and are omitted.


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 15 of 18

BANK OF GRANITE CORPORATION
Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Bank of Granite Corporation
                                             (Registrant)


Date: August 9, 2000                         /s/ Kirby A. Tyndall
                                             -----------------------------------
                                             Kirby A. Tyndall
                                             Senior Vice President and
                                             Chief Financial Officer and
                                             Principal Accounting Officer


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 16 of 18

BANK OF GRANITE CORPORATION
Exhibit Index

                                                               Begins
                                                               on Page
                                                               -------

Exhibit 27 - Financial Data Schedule (June 30, 2000)             18
  (for SEC use only)


Bank of Granite Corporation, Form 10-Q, June 30, 2000, page 17 of 18