Form 10-K405/A
period 1999-12-31
BANK OF GRANITE CORP
filed 2000-10-11
CIK 810689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended   DECEMBER 31, 1999
                                             -------------------

                        Commission file number   0-15956
                                               -----------

                           BANK OF GRANITE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  56-1550545
------------------------------------------  -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    P.O. BOX 128, GRANITE FALLS, N.C.                       28630
------------------------------------------             ---------------
 (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code   (828) 496-2000
                                                        ------------------

           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of exchange on which registered
                COMMON STOCK                              NASDAQ
------------------------------------------  ------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS I AND II: Certain information in response to these items is incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (with the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Annual Report to Shareholders is not deemed to be filed as part of this report), including the Registrant's Definitive Proxy Statement dated March 23, 2000.

     PART III: Certain information in response to these items is incorporated by reference to the Registrant's Definitive Proxy Statement dated March 23, 2000 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2000 Annual Meeting of Shareholders.

================================================================================

                         Exhibit Index begins on page 13

                         FORM 10-K CROSS-REFERENCE INDEX

                                                          1999          2000
                                              1999       Annual        Proxy
                                            Form 10-K    Report      Statement
                                              Page        Page          Page
                                                      (Exhibit 13) (Exhibit 13A)
                                            ------------------------------------

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
Item 8 - Financial Statements and
            Supplementary Data                   9   21,23 & 24   II-12 - II-35
Item 9 - Changes in and Disagreements
            with Accountants on Accounting
            and Financial Disclosure             9          n/a             n/a

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

      2.           Financial Statement Schedules
                   None

      3.           Exhibits
     10.           Material Contracts
                   None

     13.           Annual Report to Shareholders**

     13A. Proxy Statement - incorporated by reference to the Registrant's Definitive Proxy Statement dated March 23, 2000 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 and Regulation 14A promulgated thereunder.

     21.           Subsidiaries of the Registrant**

     27.           Financial Data Schedule**

    b.             No reports on Form 8-K were filed for the quarter ended
                   December 31, 1999.

** Previously filed with Form 10-K.

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

          Signature                       Title                     Date
          ---------                       -----                     ----

/s/ John A. Forlines, Jr.           Chairman and Chief         October 10, 2000
------------------------------        Executive Officer
John A. Forlines, Jr.

/s/ Kirby A. Tyndall                Secretary/Treasurer,       October 10, 2000
------------------------------        Chief Financial
Kirby A. Tyndall                      Officer and Principal
                                      Accounting Officer

                                    Director                   October 10, 2000
------------------------------
John N. Bray

/s/ Paul M. Fleetwood, III          Director                   October 10, 2000
------------------------------
Paul M. Fleetwood, III

/s/ John A. Forlines, Jr.           Director                   October 10, 2000
------------------------------
John A. Forlines, Jr.

/s/ Barbara F. Freiman              Director                   October 10, 2000
------------------------------
Barbara F. Freiman

/s/ Hugh R. Gaither                 Director                   October 10, 2000
------------------------------
Hugh R. Gaither

/s/ Charles M. Snipes               Director                   October 10, 2000
------------------------------
Charles M. Snipes

/s/ Boyd C. Wilson, Jr.             Director                   October 10, 2000
------------------------------
Boyd C. Wilson, Jr.

                           Bank of Granite Corporation
                                  Exhibit Index

                                                                     Begins
                                                                     on Page
                                                                     -------

Exhibit 13 -- Annual Report To Shareholders                             **

Exhibit 13A -- Definitive Proxy Statement dated March 23, 2000           *

Exhibit 21 -- Subsidiaries of the Registrant                            **

Exhibit 27 -- Financial Data Schedules                                  **



* - Incorporated by reference.
** - Previously filed with Form 10-K.