Form 10-Q
period 2000-09-30
BANK OF GRANITE CORP
filed 2000-11-09
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   SEPTEMBER 30, 2000
                                       ------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     _______________

                         Commission file number 0-15956
                         ------------------------------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     56-1550545
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

POST OFFICE BOX 128, GRANITE FALLS, N.C.                                28630
---------------------------------------------------                   ----------
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

                           COMMON STOCK, $1 PAR VALUE
              11,156,695 SHARES OUTSTANDING AS OF OCTOBER 31, 2000

================================================================================

                         Exhibit Index begins on page 21


Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 1 of 22

BANK OF GRANITE CORPORATION
INDEX
                                                                      Begins
                                                                     on Page
                                                                     -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999                          3

     Statements of Consolidated Income
         Three Months Ended September 30, 2000 and 1999
         And Nine Months Ended September 30, 2000 and 1999                 4

     Statements of Consolidated Comprehensive Income
         Three Months Ended September 30, 2000 and 1999
         And Nine Months Ended September 30, 2000 and 1999                 5

     Consolidated Statements of Changes in Shareholders' Equity
         Nine Months Ended September 30, 2000 and 1999                     6

     Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999                     7

     Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 2.  Changes in Securities and Use of Proceeds                        19

Item 3.  Defaults Upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

Exhibit Index                                                             21




Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 2 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                       SEPTEMBER 30,    December 31,
(unaudited)                                                                           2000             1999

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                         $ 21,568,177    $ 23,219,670
  Interest-bearing deposits                                                            383,200         268,826
  Federal funds sold                                                                         -      27,650,000
                                                                               --------------------------------
Total cash and cash equivalents                                                     21,951,377      51,138,496
                                                                               --------------------------------

Investment securities:
  Available for sale, at fair value                                                 85,208,725      70,205,689
  Held to maturity, at amortized cost                                               82,249,880      85,139,790

Loans                                                                              436,513,944     390,189,234
Allowance for loan losses                                                           (6,003,763)     (4,746,692)
                                                                               --------------------------------
Net loans                                                                          430,510,181     385,442,542
                                                                               --------------------------------

Premises and equipment, net                                                          9,360,938       9,673,010
Accrued interest receivable                                                          6,500,837       5,456,567
Other assets                                                                         4,555,618       3,670,505
                                                                               --------------------------------

Total assets                                                                      $640,337,556    $610,726,599
                                                                               --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand                                                                          $ 91,285,262    $ 91,100,910
  NOW accounts                                                                      75,150,011      73,907,404
  Money market accounts                                                             31,583,031      33,663,278
  Savings                                                                           24,995,485      24,399,214
  Time deposits of $100,000 or more                                                116,713,626     110,041,565
  Other time deposits                                                              156,341,063     138,546,827

                                                                               --------------------------------
  Total deposits                                                                   496,068,478     471,659,198
Overnight borrowings                                                                13,448,754      13,461,774
Other borrowings                                                                     9,114,864       8,626,481
Accrued interest payable                                                             2,466,717       2,031,605
Other liabilities                                                                    1,319,494       1,496,432
                                                                               --------------------------------
Total liabilities                                                                  522,418,307     497,275,490
                                                                               --------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,496,460 shares in 2000 and 11,495,897 shares in 1999
  Outstanding - 11,254,025 shares in 2000 and 11,439,201 shares in 1999             11,496,460      11,495,897
Capital surplus                                                                     22,994,881      22,987,562
Retained earnings                                                                   88,933,413      80,976,641
Accumulated other comprehensive loss,
  net of deferred income taxes                                                        (387,931)       (746,948)
Less:  Cost of common shares in treasury;
  Held - 242,435 shares in 2000 and 56,696 shares in 1999                           (5,117,574)     (1,262,043)
                                                                               --------------------------------
Total shareholders' equity                                                         117,919,249     113,451,109
                                                                               --------------------------------

Total liabilities and shareholders' equity                                        $640,337,556    $610,726,599
                                                                               --------------------------------

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 3 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                          Three Months                     Nine Months
Statements of Consolidated                             Ended September 30,             Ended September 30,
  Income (unaudited)                                  2000             1999            2000            1999

INTEREST INCOME:
Interest and fees on loans                        $ 11,606,509     $ 9,613,814    $ 32,900,701    $ 28,445,097
Federal funds sold                                      50,230         414,478         686,546       1,053,512
Interest-bearing deposits                                7,639           4,744          19,749          12,191
Investments:
  U.S. Treasury                                        116,753         181,852         380,702         561,369
  U.S. Government agencies                           1,345,629         847,452       3,657,752       2,315,383
  States and political subdivisions                    845,398         851,930       2,515,769       2,658,155
  Other                                                161,694         184,969         502,311         597,287

                                                ---------------------------------------------------------------
Total interest income                               14,133,852      12,099,239      40,663,530      35,642,994
                                                ---------------------------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                    1,842,769       1,272,159       4,963,599       3,779,921
Other deposits                                       2,922,773       2,316,074       7,991,547       7,051,629
Overnight borrowings                                   146,078         136,073         454,584         354,300
Other borrowings                                       123,073         143,218         323,613         558,158

                                                ---------------------------------------------------------------
Total interest expense                               5,034,693       3,867,524      13,733,343      11,744,008
                                                ---------------------------------------------------------------

Net interest income                                  9,099,159       8,231,715      26,930,187      23,898,986
Provision for loan losses                            1,504,859         616,002       2,938,286       1,096,583

                                                ---------------------------------------------------------------
Net interest income after
  provision for loan losses                          7,594,300       7,615,713      23,991,901      22,802,403
                                                ---------------------------------------------------------------

OTHER INCOME:
Service charges on deposit accounts                  1,319,164         930,210       3,480,277       2,606,476
Other service charges, fees and commissions            734,051         832,700       2,114,390       3,232,312
Securities gains                                             -               -               -             675
Other                                                   82,480         113,741         249,681         491,402

                                                ---------------------------------------------------------------
Total other income                                   2,135,695       1,876,651       5,844,348       6,330,865
                                                ---------------------------------------------------------------

OTHER EXPENSES:
Salaries and wages                                   2,065,342       2,083,434       6,163,574       6,501,719
Employee benefits                                      431,365         418,684       1,314,145       1,267,439
Occupancy expense, net                                 214,798         198,295         632,232         592,940
Equipment expense                                      360,097         336,499       1,049,979       1,017,711
Other                                                1,116,514       1,083,293       3,412,813       3,487,822

                                                ---------------------------------------------------------------
Total other expenses                                 4,188,116       4,120,205      12,572,743      12,867,631
                                                ---------------------------------------------------------------

Income before income taxes                           5,541,879       5,372,159      17,263,506      16,265,637
Income taxes                                         1,807,456       1,769,607       5,780,177       5,369,701
                                                ---------------------------------------------------------------

Net income                                         $ 3,734,423     $ 3,602,552    $ 11,483,329    $ 10,895,936
                                                ---------------------------------------------------------------

PER SHARE AMOUNTS:
Net income - Basic                                      $ 0.33          $ 0.31          $ 1.01          $ 0.95
Net income - Diluted                                      0.33            0.31            1.01            0.95
Cash dividends                                            0.11            0.10            0.31            0.28
Book value                                                                               10.48            9.76

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 4 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                         Three Months                    Nine Months
Statements of Consolidated                            Ended September 30,            Ended September 30,
  Comprehensive Income                               2000            1999            2000            1999
  (unaudited)

Net income                                         $ 3,734,423     $ 3,602,552    $ 11,483,329    $ 10,895,936
                                                ---------------------------------------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  income (losses), before tax:
  Unrealized gains (losses) on
    securities available for sale                    1,101,209           5,689         597,110      (1,621,487)
  Less:  Reclassification
    adjustments for gains
    included in net income                                   -               -               -             675
                                                ---------------------------------------------------------------
Items of other comprehensive
  income (losses), before tax                        1,101,209           5,689         597,110      (1,622,162)
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                      439,110           2,267         238,093        (646,568)
                                                ---------------------------------------------------------------
Other comprehensive
  income (losses), net of tax                          662,099           3,422         359,017        (975,594)
                                                ---------------------------------------------------------------

Comprehensive income                               $ 4,396,522     $ 3,605,974    $ 11,842,346     $ 9,920,342
                                                ---------------------------------------------------------------

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 5 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                                         Nine Months
Consolidated Statements of Changes in                                Ended September 30,
  Shareholders' Equity (unaudited)                                  2000             1999

COMMON STOCK, $1 PAR VALUE
At beginning of period                                          $ 11,495,897    $ 11,464,913
Shares issued under incentive stock option plans                         563          30,872
                                                              -------------------------------
At end of period                                                  11,496,460      11,495,785
                                                              -------------------------------

CAPITAL SURPLUS
At beginning of period                                            22,987,562      22,615,559
Shares issued under incentive stock option plans                       7,319         370,263
                                                              -------------------------------
At end of period                                                  22,994,881      22,985,822
                                                              -------------------------------

RETAINED EARNINGS
At beginning of period                                            80,976,641      70,601,642
Net income                                                        11,483,329      10,895,936
Cash dividends paid                                               (3,526,557)     (3,214,725)
                                                              -------------------------------
At end of period                                                  88,933,413      78,282,853
                                                              -------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS,
  NET OF DEFERRED INCOME TAXES
At beginning of period                                              (746,948)        759,857
Net change in unrealized gains or losses on securities
  available for sale, net of deferred income taxes                   359,017        (974,919)

                                                              -------------------------------
At end of period                                                    (387,931)       (215,062)
                                                              -------------------------------

COST OF COMMON SHARES HELD IN TREASURY
At beginning of period                                            (1,262,043)              -
Cost of common shares repurchased                                 (3,855,531)       (579,208)

                                                              -------------------------------
At end of period                                                  (5,117,574)       (579,208)
                                                              -------------------------------

TOTAL SHAREHOLDERS' EQUITY                                      $117,919,249    $111,970,190
                                                              -------------------------------

SHARES ISSUED
At beginning of period                                            11,495,897      11,464,913
Shares issued under incentive stock option plans                         563          30,872
                                                              -------------------------------
At end of period                                                  11,496,460      11,495,785
                                                              -------------------------------

SHARES HELD IN TREASURY
At beginning of period                                               (56,696)              -
Common shares repurchased                                           (185,739)        (25,100)

                                                              -------------------------------
At end of period                                                    (242,435)        (25,100)
                                                              -------------------------------

TOTAL SHARES OUTSTANDING                                          11,254,025      11,470,685
                                                              -------------------------------

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 6 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                                               Nine Months
Consolidated Statements of                                                 Ended September 30,
  Cash Flows (unaudited)                                                  2000            1999

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                  $ 39,762,091    $ 35,442,732
  Fees and commissions received                                         5,844,348       6,330,190
  Interest paid                                                       (13,298,231)    (12,206,099)
  Cash paid to suppliers and employees                                (12,435,220)    (10,552,671)
  Income taxes paid                                                    (6,583,762)     (6,040,066)
                                                                   -------------------------------
    Net cash provided by operating activities                          13,289,226      12,974,086
                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                       9,725,000       5,487,800
  Proceeds from maturities and/or calls of
    securities held to maturity                                         8,166,750      12,829,800
  Purchase of securities available for sale                           (24,142,739)    (16,896,309)
  Purchase of securities held to maturity                              (5,407,858)    (10,074,075)
  Net increase in loans                                               (48,005,925)       (194,700)
  Capital expenditures                                                   (470,610)       (575,502)
  Proceeds from sale of fixed assets                                        6,600          44,336
  Proceeds from sale of other real estate                                 142,000         240,306
                                                                   -------------------------------
    Net cash used by investing activities                             (59,986,782)     (9,138,344)
                                                                   -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts,
    and savings accounts                                                  (57,017)      2,726,708
  Net increase (decrease) in certificates of deposit                   24,466,297      (4,295,657)
  Net increase (decrease) in overnight borrowings                         (13,020)        253,111
  Net increase (decrease) in other borrowings                             488,383     (13,847,015)
  Net proceeds from issuance of common stock                                7,882         401,135
  Dividend paid                                                        (3,526,557)     (3,214,725)
  Purchases of common stock for treasury                               (3,855,531)       (579,208)
                                                                   -------------------------------
    Net cash provided (used) by financing activities                   17,510,437     (18,555,651)
                                                                   -------------------------------

Net decrease in cash equivalents                                      (29,187,119)    (14,719,909)
Cash and cash equivalents at beginning of period                       51,138,496      58,294,177
                                                                   -------------------------------

Cash and cash equivalents at end of period                           $ 21,951,377    $ 43,574,268
                                                                   -------------------------------

See notes to consolidated financial statements.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 7 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                                                            Nine Months
Consolidated Statements of                                              Ended September 30,
  Cash Flows (unaudited) - (concluded)                                 2000            1999

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                       $ 11,483,329    $ 10,895,936
                                                                 -------------------------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                        779,202         749,188
    Provision for loan loss                                           2,938,286       1,096,583
    Premium amortization, net                                           142,831         164,980
    Deferred income taxes                                              (553,117)       (162,037)
    Gains on calls of securities
      held to maturity                                                        -            (675)
    Gain on disposal or sale of equipment                                (3,120)        (10,554)
    Gain on disposal or sale of other real estate                             -         (26,457)
    Decrease in taxes payable                                          (250,468)       (508,328)
    Increase in accrued interest receivable                          (1,044,270)       (365,242)
    Increase (decrease) in interest payable                             435,112        (462,091)
    Increase in other assets                                           (712,089)       (406,539)
    Increase in other liabilities                                        73,530       2,009,322
                                                                 -------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                       1,805,897       2,078,150
                                                                 -------------------------------

  Net cash provided by operating activities                        $ 13,289,226    $ 12,974,086
                                                                 -------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                           $ 597,110    $ (1,621,487)
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                       238,093        (646,568)
  Transfer from loans to other real estate owned                        170,626          91,148

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 8 of 22

BANK OF GRANITE CORPORATION
ITEM 1.  FINANCIAL STATEMENTS (CONCLUDED)

Notes to Consolidated Financial Statements
September 30, 2000

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                         Three Months                    Nine Months
                                                      Ended September 30,            Ended September 30,
(in shares)                                          2000            1999            2000            1999

Weighted average shares outstanding                 11,287,290      11,480,156      11,352,504      11,483,328
Potentially dilutive effect of stock options                 -          15,935               -          23,006
                                                ---------------------------------------------------------------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                     11,287,290      11,496,091      11,352,504      11,506,334
                                                ---------------------------------------------------------------

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2000 and December 31, 1999 were as follows:

                                    SEPTEMBER 30,    December 31,
                                        2000            1999

Unfunded commitments                $ 82,095,750    $ 74,923,283
Letters of credit                      2,833,782       3,188,371

4. New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS 133 is required as of January 1, 2001. SFAS 133 will not be applied retroactively to financial statements of prior periods. Management does not believe that the adoption of SFAS 133 will have a material impact, if any, on the Company's financial statements.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 9 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION
September 30, 2000 Compared With December 31, 1999

         Total assets increased $29,610,957, or 4.85%, from December 31, 1999 to September 30, 2000. Earning assets increased $30,902,210, or 5.39%, over the same nine month period. Loans, the largest earning asset, increased $46,324,710, or 11.87%, over the same period, primarily because of a $45,442,997, or 11.96%, increase as of September 30, 2000 in loans of the Company's bank subsidiary. Cash and cash equivalents decreased $29,187,119, or 57.07%, which included a $27,650,000 decrease in Federal funds sold and a $1,651,493 decrease in cash and due from banks. Investment securities increased $12,113,126, or 7.80%.

         Funding the asset growth was a combination of deposit growth, growth in overnight and other borrowings and earnings retained. Deposits increased $24,409,280, or 5.18%, from December 31, 1999 to September 30, 2000. Time deposits increased $24,466,297, or 9.84%, over the same period, while demand, money market and savings deposits decreased slightly. Time deposits greater than $100,000 increased $6,672,061, or 6.06%, from December 31, 1999 to September 30,
2000, while other time deposits increased $17,794,236, or 12.84%. The loan to deposit ratio was 87.99% as of September 30, 2000 compared to 82.73% as of December 31, 1999, while the Bank's loan to deposit ratio was 83.83% compared to 78.41% when comparing the same periods.

         The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 1999 to September 30, 2000, such overnight borrowings remained virtually unchanged, because an increase of $3,242,984, or 197.28%, in higher overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase was partially offset by a decrease of $3,256,004, or 27.55%, in overnight borrowings in the form of commercial paper. Other borrowings increased $488,383, or 5.66%, reflecting an increase in temporary borrowings by GLL. Accrued interest payable increased $435,112, or 21.42%, from December 31, 1999 to September 30, 2000, while other liabilities decreased $176,938, or 11.82%.

         Common stock outstanding decreased 185,176 shares, or 1.62%, from December 31, 1999 to September 30, 2000, due to shares repurchased under the Company's stock repurchase plan. From the first quarter of 1999 through the third quarter of 2000, the Company purchased 242,435 shares at an average purchase price of $21.11. For the year-to-date period ended September 30, 2000, the Company repurchased 185,739 shares of its common stock at an average price of $20.76. Earnings retained were $7,956,772 for the first nine months of 2000, after paying cash dividends of $3,526,557. Accumulated other comprehensive loss, net of deferred income taxes, declined by $359,017, or 48.06%, from December 31, 1999 to September 30, 2000, primarily because the value of certain securities rose with the lower interest rates on longer term bonds during the period.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 10 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

         The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained strong during the nine month period ended September 30, 2000.

         The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 11 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

For the Three Month Period Ended September 30, 2000 Compared With the Same Period in 1999 and for the Nine Month Period Ended September 30, 2000 Compared With the Same Period in 1999

Net Interest Income for the Quarterly Periods

         During the three month period ended September 30, 2000, interest income increased $2,034,613, or 16.82%, from the same period last year, primarily because of growth in interest income due to higher rates on interest-earning assets and secondarily because of increases in interest income due to higher earning asset volumes. Interest and fees on loans increased $1,992,695, or 20.73%, due to higher average volumes during the quarter. Yields on loans averaged 10.83% for the quarter, up from 10.08% for the same quarter last year. The prime lending rate during the three month period averaged 9.50% compared to 8.02% during the same period in 1999. Gross loans averaged $428,585,257 compared to $381,609,697 last year, an increase of $46,975,560, or 12.31%. Average loans of the Bank were $417,310,637 compared to $366,581,246 last year, an increase of $50,729,391, or 13.84%, while average loans of GLL were $11,274,620 compared to $15,028,451 last year, a decrease of $3,753,831, or 24.98%. Interest on securities and overnight investments increased $41,918, or 1.69%, due to higher rates that were mostly offset by lower average volumes invested during the quarter. Average securities and overnight investments were $173,420,049 compared to $183,720,780 last year, a decrease of $10,300,731, or 5.61%.

         Interest expense increased $1,167,169, or 30.18%, primarily because of growth in interest expense due to higher rates and secondarily because of increases in interest expense resulting from growth in volumes of interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 4.77% for the quarter, up from 3.92% for the same quarter last year. Total interest-bearing deposits averaged $399,737,872 compared to $366,391,790 last year, an increase of $33,346,082, or 9.10%. Savings, NOW and money market deposits averaged $132,409,932 compared to $128,551,717 last year, an increase of $3,858,215, or 3.00%. Time deposits averaged $267,327,940 compared to $237,840,073 last year, an increase of $29,487,867, or 12.40%. Overnight borrowings averaged $12,042,273 compared to $12,298,085 last year, a decrease of $255,812, or 2.08%, reflecting a decrease of $1,115,600, or 10.77%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank, partially offset by an increase of $859,788, or 44.38%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank. Other borrowings averaged $9,437,583 compared to $13,578,800 last year, a decrease of $4,141,217, or 30.50%, due to a decrease in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 12 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income for the Year-to-Date Periods

         For substantially the same reasons as during the third quarter, both higher volumes and rates, interest income and expense were higher for the nine month period ended September 30, 2000. During the first nine months of 2000, interest income increased $5,020,536, or 14.09%, from the same period last year with growth in interest income due to higher rates slightly outpacing increases in interest income resulting from growth in volumes of interest-earning assets. Interest and fees on loans increased $4,455,604, or 15.66%, primarily due to higher average volumes during the year-to-date period. Yields on loans averaged 10.61% for the year-to-date period, up from 9.99% for the same period last year. The prime rate during the nine month period averaged 9.08% compared to 7.86% during the same period in 1999. Gross loans averaged $413,534,003 compared to $379,674,967 last year, an increase of $33,859,036, or 8.92%. Average loans of the Bank were $402,895,297 compared to $361,107,340 last year, an increase of $41,787,957, or 11.57%, while average loans of GLL were $10,638,706 compared to $18,567,627 last year, a decrease of $7,928,921, or 42.70%. Interest on securities and overnight investments increased $564,932, or 7.85%, due to higher average volumes invested during the period. Average securities and overnight investments were $180,936,515 compared to $178,906,302 last year, an increase of $2,030,213, or 1.13%.

         Interest expense increased $1,989,335, or 16.94%, primarily because of growth in interest expense due to higher rates, and secondarily because of increases in interest expense resulting from growth in volumes of interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 4.40% for the year-to-date period, up from 3.96% for the same period last year. Interest-bearing deposits averaged $392,201,944 compared to $364,925,734 last year, an increase of $27,276,210, or 7.47%. Overnight borrowings averaged $13,102,785 compared to $10,805,317 last year, an increase of $2,297,468, or 21.26%, reflecting increases of $501,658, or 24.81%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and $1,795,810, or 20.45%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $8,902,871 compared to $17,012,472 last year, a decrease of $8,109,601, or 47.67%, reflecting a decrease in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 13 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Possible Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality

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

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and nine month periods ended September 30, 2000, management determined a charge to operations of $1,504,859 and $2,938,286, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At September 30, 2000, the loan loss reserve was 1.39% of net loans outstanding compared to 1.23% as of December 31, 1999. The following table and subsequent discussion presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

                                                          Three Months                      Nine Months
                                                       Ended September 30,              Ended September 30,
                                                      2000             1999            2000            1999

Allowance for loan losses, beginning of period     $ 5,721,018     $ 5,018,762     $ 4,746,692     $ 4,619,586
                                                ---------------------------------------------------------------
Net charge-offs:
  Loans charged off:
  Real estate                                          865,403         549,376         976,806         560,376
  Commercial, financial and agricultural               307,476         105,873         544,253         149,588
  Credit cards and related plans                         1,737           3,358           6,693          13,320
  Installment loans to individuals                      22,052          32,461         161,757         140,138
  Demand deposit overdraft program                     154,134               -         243,616               -
                                                ---------------------------------------------------------------
  Total charge-offs                                  1,350,802         691,068       1,933,125         863,422
                                                ---------------------------------------------------------------
  Recoveries of loans previously charged off:
  Real estate                                           76,563           9,968          89,012          16,223
  Commercial, financial and agricultural                17,010          12,759          76,139          54,845
  Credit cards and related plans                           349           2,847           2,946           6,983
  Installment loans to individuals                      10,196          19,025          55,360          57,497
  Demand deposit overdraft program                      24,570               -          28,453               -
                                                ---------------------------------------------------------------
  Total recoveries                                     128,688          44,599         251,910         135,548
                                                ---------------------------------------------------------------
Total net charge-offs                                1,222,114         646,469       1,681,215         727,874
                                                ---------------------------------------------------------------
Loss provisions charged to operations                1,504,859         616,002       2,938,286       1,096,583
                                                ---------------------------------------------------------------
Allowance for loan losses, end of period           $ 6,003,763     $ 4,988,295     $ 6,003,763     $ 4,988,295
                                                ===============================================================
Ratio of annualized net charge-offs during the
  period to average loans during the period              1.14%           0.68%           0.54%           0.26%
Allowance coverage of annualized net charge-offs       122.82%         192.91%         267.83%         513.99%
Allowance as a percentage of gross loans                                                 1.38%           1.30%
Allowance as a percentage of net loans                                                   1.39%           1.31%

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 14 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The 2000 quarter-to-date and year-to-date provisions for possible loan losses and net charge-off's were substantially higher than those in the same periods of the previous year. In September 2000, the Company charged off a $921,771 deficiency on three loans to one borrower. As of June 30, 2000, approximately $197,000 was reserved for potential losses on these three loans. In the third quarter of 2000, approximately $758,543 was charged to provisions for possible losses related to these loans. Also for the quarter, $117,859 in loss provisions and $129,564 in net charge-off's were attributable to a new demand deposit overdraft program that was implemented in the second quarter of 2000. For the year-to-date period, $251,286 in loss provisions and $215,163 in net charge-off's were attributable to the new overdraft program.

         Nonperforming assets at September 30, 2000 and December 31, 1999 were as follows:

                                                 SEPTEMBER 30,    December 31,
                                                      2000            1999

Nonperforming assets:
Nonaccrual loans                                   $ 1,543,104     $ 1,078,992
Loans past due 90 days or more and
  still accruing interest                            1,486,270         981,345
                                                -------------------------------
Total nonperforming loans                            3,029,374       2,060,337
Foreclosed properties                                   82,704          54,079
                                                -------------------------------
Total nonperforming assets                         $ 3,112,078     $ 2,114,416
                                                ===============================

Nonperforming loans to total loans                       0.69%           0.53%
Allowance coverage of nonperforming loans              198.18%         242.11%
Nonperforming assets to total assets                     0.49%           0.35%

         If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the quarter-to-date and year-to-date periods would not have been materially different from the amounts reported.

         The Company's investment in impaired loans at September 30, 2000 and December 31, 1999 was as follows:

                                                       SEPTEMBER 30,    December 31,
                                                           2000             1999

Investment in impaired loans:
  Impaired loans still accruing interest                  $ 317,832     $ 1,171,452
  Accrued interest on accruing impaired loans                10,167          51,191
  Impaired loans not accruing interest                    1,543,104       1,078,992
  Accrued interest on nonaccruing impaired loans             65,301          56,050
                                                     -------------------------------
Total investment in impaired loans                      $ 1,936,404     $ 2,357,685
                                                     ===============================
Loan loss allowance related to impaired loans             $ 991,283       $ 746,783
                                                     ===============================

         When comparing September 30, 2000 with September 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,936,404 ($1,608,405 of which was on a non-accrual basis) and $2,654,769
($1,610,566 which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 2000 and 1999 was not significantly different from the balance at September 30, 2000 and 1999, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $991,283 and $1,214,083 at September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the Company recognized interest income on those impaired loans of approximately $75,468 and $94,076, respectively.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 15 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Income and Expenses for the Quarterly Periods

         For the quarter ended September 30, 2000, total noninterest income was $2,135,695, up $259,044, or 13.80%, from $1,876,651 earned in the same period of
1999, primarily because of higher fees on deposit accounts and partially offset by lower fees from mortgage originations. Fees on deposit accounts were $1,319,164 during the third quarter, up $388,954, or 41.81%, from $930,210 earned in the third quarter of 1999, primarily due to $511,596 in additional fees associated with a new demand deposit overdraft program designed for retail customers and introduced in April 2000. Other service fees and commissions were $734,051 for the third quarter of 2000, down $98,649, or 11.85%, from $832,700 earned in the same period of 1999. Included in other service fees was mortgage origination fee income of $566,367 for 2000, down $89,314, or 13.62%, from $655,681 earned in the same period of 1999. As mortgage rates rose sharply, beginning in April 1999, mortgage origination activity dropped dramatically and continued at low levels throughout the third quarter of 2000. There were no significant gains or losses on sales of securities in the third quarter of 2000 or 1999. Other noninterest income was $82,480 for the third quarter of 2000, down $31,261, or 27.48%, from $113,741 earned in the third quarter of 1999, partially due to lower sales of small business loans which generated no fees in the third quarter of 2000 compared to $36,320 in the same quarter of 1999. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided that in 2000 it would retain the small business loans in the Company's loan portfolio rather than sell these loans at one-time gains.

         Third quarter 2000 noninterest expenses totaled $4,188,116, up $67,911, or 1.65%, from $4,120,205 in the same quarter of 1999, primarily because higher overhead costs of the Bank were mostly offset by lower costs associated with the slowdown in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $2,496,707 during the quarter, down $5,411, or 0.22%, from $2,502,118 in 1999. Of the $5,411 decrease in personnel costs, $119,734 were related to mortgage operations, partially offset by a $114,323 increase in the personnel costs of the Bank.

         Noninterest expenses other than for personnel increased to $1,691,409 during the quarter, or 4.53%, from $1,618,087 incurred in the same period of 1999. Of the $73,322 increase, a $113,998 increase in the nonpersonnel costs of the Bank was partially offset by a $51,799 decrease in the nonpersonnel costs of GLL. Occupancy expenses for the quarter were $214,798, up $16,503, or 8.32%, from $198,295 in the same period of 1999 while equipment expenses were $360,097 during the third quarter, up $23,598, or 7.01%, from $336,499 when comparing the same periods. Third quarter other noninterest expenses were $1,116,514 in 2000, up $33,221, or 3.07%, from $1,083,293 in the same quarter a year ago. Of the $33,221 increase, an increase of $73,630 in the other noninterest costs of the Bank was partially offset by a $51,532 decrease in the other noninterest costs of GLL. Income tax expense was $1,807,456 for the quarter, up $37,849, or 2.14%, from $1,769,607 for the 1999 third quarter. The effective tax rates were 32.61% and 32.94% for the third quarters of 2000 and 1999, respectively. Net income increased to $3,734,423 during the quarter, or 3.66%, from $3,602,552 earned in the same period of 1999.

(continued on next page)

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 16 of 22

BANK OF GRANITE CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

Noninterest Income and Expenses for the Year-to-Date Periods

         For the nine months ended September 30, 2000, total noninterest income was $5,844,348, down $486,517, or 7.68%, from $6,330,865 earned in the first nine months of 1999, primarily because of lower fees from mortgage originations. Fees on deposit accounts were $3,480,277 during the first nine months of 2000, up $873,801, or 33.52%, from $2,606,476 in the same period of 1999, primarily due to $967,731 in additional fees associated with a new demand deposit overdraft program designed for retail customers and introduced in April 2000. Also for the year-to-date period, other service fees and commissions were $2,114,390, down $1,117,922, or 34.59%, from $3,232,312 in 1999, primarily because of lower mortgage origination activity in 2000. Included in other service fees was mortgage origination fee income of $1,530,485 for 2000, down $1,052,268, or 40.74%, from $2,582,753 earned in the same period of 1999. As was the case for the quarter, the rise in mortgage rates that began in April 1999 significantly reduced mortgage origination activity, which continued throughout the 2000 year-to-date period. There were no significant gains or losses on sales of securities in the year-to-date periods of 2000 or 1999. Other noninterest income was $249,681 during the nine months ended September 30, 2000, down $241,721, or 49.19%, from $491,402 in the same period of 1999, primarily due to lower sales of small business loans which generated no fee income in the first nine months of 2000 compared to $170,166 in the same period of 1999. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided that in 2000 it would retain the small business loans in the Company's loan portfolio rather than sell these loans at one-time gains. Also contributing to the lower year-to-date other noninterest income was a $74,358 write-down in a partnership interest held by the Company.

         Total noninterest expenses were $12,572,743 during the first nine months of 2000, down $294,888, or 2.29%, from $12,867,631 in the same period of 1999. As was the case for the third quarter, the year-to-date changes in the various overhead categories also included lower costs associated with the slowdown in mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $7,477,719 during the first nine months of 2000, down $291,439, or 3.75%, from $7,769,158 in the same period of 1999. Included in the change in personnel costs was a decrease of $338,145 in salaries and wages that was partially offset by an increase of $46,706 in employee benefits. Also, $704,484 of the decrease in personnel costs was related to mortgage operations, partially offset by a $413,045 increase related to banking operations.

         Noninterest expenses other than for personnel decreased to $5,095,024 during the first nine months of 2000, or 0.07%, from $5,098,473 incurred in the same period of 1999. Of the $3,449 decrease, a $302,831 decrease in the nonpersonnel costs of GLL was partially offset by a $287,916 increase in the nonpersonnel costs of the Bank. Year-to-date occupancy expenses were $632,232, up $39,292, or 6.63%, from $592,940 in 1999, and equipment expenses were $1,049,979, up $32,268, or 3.17%, from $1,017,711 in the same year-to-date period of 1999. Other noninterest expenses were $3,412,813 for the nine months ended September 30, 2000, down $75,009, or 2.15%, from $3,487,822 in the same period of 1999. Of the $75,009 decrease in other noninterest expenses, $314,587 were related to mortgage operations, partially offset by a $228,112 increase related to banking operations. Year-to-date income tax expense was $5,780,177 in 2000, up $410,476, or 7.64%, from $5,369,701 in 1999. The year-to-date effective tax rates were 33.48% and 33.01% for 2000 and 1999, respectively, with the small increase being primarily attributable to lower relative levels of income from tax-exempt loans and investments in 2000. Net income was $11,483,329 during the first nine months of 2000, up $587,393, or 5.39%, from $10,895,936 earned in the same year-to-date period of 1999.


Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 17 of 22

BANK OF GRANITE CORPORATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 2, Management's Discussion of Financial Condition and Results of Operations, above, under the caption "Liquidity, Interest Rate Sensitivity and Market Risk."

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

         The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel or general economic conditions.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 18 of 22

BANK OF GRANITE CORPORATION PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                  Not applicable.

ITEM 5 - OTHER INFORMATION

                  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

                  27 Financial Data Schedules

B)  Reports on Form 8-K

                  On October 10, 2000, the Company filed a report on Form 8-K regarding its October 10, 2000 news release in which it announced its earnings for the quarter September 30, 2000. The full text news release dated October 10, 2000 was attached as exhibit 99(a) to this Form 8-K filing.

Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 19 of 22

BANK OF GRANITE CORPORATION
SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Bank of Granite Corporation
                                                (Registrant)



Date:  November 9, 2000                         /s/ Kirby A. Tyndall
                                                --------------------------------
                                                Kirby A. Tyndall
                                                Senior Vice President and
                                                Chief Financial Officer and
                                                Principal Accounting Officer


Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 20 of 22

BANK OF GRANITE CORPORATION
Exhibit Index

                                                                       Begins
                                                                      on Page
                                                                      -------

Exhibit 27 - Financial Data Schedule (September 30, 2000)               22



Bank of Granite Corporation, Form 10-Q, September 30, 2000, page 21 of 22