Form 10-K405
period 2000-12-31
BANK OF GRANITE CORP
filed 2001-03-22
CIK 810689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------

                         Commission file number 0-15956
                                                -------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      56-1550545
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   P.O. BOX 128, GRANITE FALLS, N.C.                              28630
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (828) 496-2000
                                                      --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Title of each class               Name of exchange on which registered

----------------------------------------    ------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 5, 2001, 11,136,689 shares of common stock, $1 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates was $204,911,081.

                       Documents Incorporated by Reference

         PART III: Definitive Proxy Statement dated March 23, 2001 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Shareholders.
================================================================================

                        Exhibit Index begins on page 50

Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 1

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                         2001
                                                             2000        Proxy
                                                          Form 10-K    Statement
                                                             Page        Page
                                                          ----------------------
PART I
Item 1 - Business                                              3           n/a
Item 2 - Properties                                            6           n/a
Item 3 - Legal Proceedings                                     7           n/a
Item 4 - Submission of Matters to a
            Vote of Security Holders                           7           n/a

PART II
Item 5 - Market for the Registrant's Common Equity
         and Related Shareholder Matters                       8           n/a
Item 6 - Selected Financial Data                               9           n/a
Item 7 - Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations, including Quantitative and
         Qualitative Disclosures about Market Risk            10           n/a
Item 7A - Quantitative and Qualitative Disclosures
         about Market Risk                                    20
Item 8 - Financial Statements and Supplementary Data          21           n/a
Item 9 - Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                           46           n/a

PART III
Item 10 - Directors and Executive Officers of
          the Registrant                                      47         4 - 6
Item 11 - Executive Compensation                              47        7 - 10
Item 12 - Security Ownership of Certain
          Beneficial Owners and Management                    47         2 & 6
Item 13 - Certain Relationships and Related
          Transactions                                        47            16

PART IV
Item 14 - Exhibits, Financial Statement Schedules
          and Reports on Forms 8-K *                          47          n/a

Signatures                                                    49          n/a

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 2

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Company") is a Delaware Corporation organized June 1, 1987 as a bank holding company. The Company currently engages in no operations other than ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL was acquired by the Company on November 5, 1997. The Company conducts its banking business from 14 offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the North Carolina Banking Commission, the Bank ranked 12th and 13th among North Carolina commercial banks based on assets and deposits, respectively, as of September 30, 2000. The Company conducts its mortgage banking business from 7 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

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

TERRITORY SERVED AND COMPETITION

The Bank operates banking offices in Granite Falls and the Baton section of Granite Falls; Lenoir and the Hibriten and Whitnel sections of Lenoir; Hudson; Newton; Morganton; Hickory and the Springs Road, Viewmont, Long View and Mountain View sections of Hickory; and Vale, for a total of 14 offices.

The Federal Deposit Insurance Corporation (the "FDIC") collects deposit data from insured depository institutions as of June 30 of each year.

According to June 30, 2000 data provided by the FDIC, there were 12 other commercial banks and 2 savings institutions in the Bank's Metropolitan Statistical Area ("MSA"). As of June 30, 2000, the Bank of Granite had $502.2 million, or 14.7%, of total MSA deposits of $3.4 billion, compared with $466.1 million, or 14.4%, of total MSA deposits of $3.2 billion as of June 30, 1999.

There were 6 other commercial banks in the Bank's Caldwell County market. As of June 30, 2000, the Bank of Granite had $216.1 million, or 32.0%, of total county deposits of $674.4 million, compared with $198.8 million, or 30.3%, of total county deposits of $655.3 million as of June 30, 1999.

According to the FDIC data, in the Bank's Catawba County market, there were 10 other commercial banks as of June 30, 2000. The Bank of Granite had $256.1 million, or 14.2%, of total county deposits of $1.8 billion, compared with $240.8 million, or 14.2%, of total county deposits of $1.7 billion as of June 30, 1999.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 3

In the Bank's Burke County market, there were 5 other commercial banks and 1 savings institution as of June 30, 2000 according to the FDIC. The Bank of Granite had $30 million, or 4.9%, of total county deposits of $617.7 million, compared with $26.5 million, or 4.4%, of $600.6 million in total Burke County deposits as of June 30, 1999.

In Lincoln County, there were 5 other commercial banks and 1 savings institution as of June 30, 2000 according to the FDIC. The Bank of Granite had $3.6 million, or 0.8%, of total county deposits of $465 million, compared with $1.8 million, or 0.3%, of $544.7 million in total Lincoln County deposits as of June 30, 1999.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from seven offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton and Salisbury.

EMPLOYEES

As of December 31, 2000, the Bank had 197 and GLL had 33 full-time equivalent employees. Each of the Bank and GLL consider its relationship with its employees to be excellent.

SUPERVISION AND REGULATION

The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

The Bank Holding Company Act

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is required to register as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB").

A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of a bank, unless it already owns a majority of the voting stock of the bank. Furthermore, a bank holding company must only engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB has cease-and-desist powers over parent bank holding companies and non-banking subsidiaries where their action would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

While the Company is not presently subject to any regulatory restrictions on dividends, the Company's ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2000, the Bank had undivided profits of approximately $96.5 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2000, this ratio was 17.36%, leaving approximately $73.3 million of the Bank's undivided profits available for the payment of dividends.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 4

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 2000, the Company's tier 1 ratio and total capital ratio to risk-adjusted assets was 24.3% and 25.6% respectively. The Company's leverage ratio at December 31, 2000 was 18.2%. The Company is in compliance with all regulatory capital requirements.

The Company cannot predict what other legislation might be enacted or what other regulation might be adopted or, if enacted or adopted, the effect thereof.

The Bank is subject to supervision and regulation, of which regular bank examinations are a part, by the FDIC and the North Carolina State Banking Commission (the "Banking Commission"). The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

Federal banking laws applicable to all depository financial institutions, among other things, (I) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (II) restrict preferential loans by bands to "insiders" of banks; (III) require banks to keep information on loans to major shareholders and executive officers, and (IV) bar certain director and officer interlocks between financial institutions. The prohibitions against preferential loans and certain director and officer interlocks may inhibit the ability of the Bank and the Company to obtain experienced and capable officers and directors, to replace presently proposed officers and directors, or to add to their number.

The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company and on investments by the Bank in the stock or securities of the Company, which serve as security for loans by the Bank to any borrower. The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

Shareholders of banks (including bank holding companies which own stock in banks) may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Company may also be required to provide additional capital to any additional banks which it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

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

Effects of Governmental Monetary Policy and Economic Controls

The Company is directly affected by governmental monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the FRB, whose actions directly affect the money supply and, in general, affect banks' lending abilities by increasing or decreasing the cost and availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in the United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 5

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

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

ITEM 2 - PROPERTIES

The Bank owns all of its facilities, except for the leased grocery store offices in Baton and Vale, which are listed in the table below. The Bank's management considers its facilities well maintained and sufficiently suitable for present operations.

                                                                             Approximate
                                                                   ----------------------------
                                                                   Facility Size       Lot Size     Owned
    Location                       Principal Use                   (square feet)        (acres)   or Leased
---------------                    --------------                  -------------       --------   ---------
Granite Falls, North Carolina
  23 North Main Street             Home office                          8,735             1.2       owned
                                   Storage building                       735             0.5       owned
  56 North Main Street             Operations center                   11,769             1.1       owned
                                   Print shop                             375             0.2       owned
  2630 Connelly                    Branch office in Ingle's               430            none      leased
    Springs Road (Baton)             Supermarket

Lenoir, North Carolina
  707 College Avenue SW            Branch office                        7,400             1.2       owned
  1351 Norwood                     Branch office                        2,530             1.0       owned
    Street SW (Whitnel)
  701 Wilkesboro                   Branch office                        2,480             2.1       owned
    Boulevard NE (Hibriten)

Hudson, North Carolina
  537 Main Street                  Branch office                        4,235             4.1       owned

Hickory, North Carolina
  25 3rd Street NW                 Branch office                        9,515             0.5       owned
  315 1st Avenue NW                Loan and support offices            15,092             0.5       owned
    (Bank of Granite Plaza)
  2220 12th Avenue NE              Branch office                        3,612             1.6       owned
    (Springs Road)
  281 14th Avenue NE               Branch office                        4,200             2.0       owned
    (Viewmont)
  2637 1st Avenue SW               Branch office                        2,440             1.1       owned
    (Long View)
  2900 Highway 127 South           Branch office                        2,480             1.8       owned
    (Mountain View)

Newton, North Carolina
  311 North Main Avenue            Branch office                        3,612             0.9       owned


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 6

                                                                             Approximate
                                                                   ----------------------------
                                                                   Facility Size       Lot Size     Owned
    Location                       Principal Use                   (square feet)        (acres)   or Leased
---------------                    --------------                  -------------       --------   ---------
Morganton, North Carolina
  201 East Meeting Street          Branch office                        5,400              0.8      owned

Vale, North Carolina
  9580 Highway 10 West             Branch office in Honey's               400             none      leased
                                     Supermarket

GLL leases all of its facilities which are listed below. GLL's management considers its facilities well maintained and sufficiently suitable for present operations.

                                                                             Approximate
                                                                   ----------------------------
                                                                   Facility Size       Lot Size     Owned
    Location                       Principal Use                   (square feet)        (acres)   or Leased
---------------                    --------------                  -------------       --------  -----------
Winston-Salem, North Carolina
  4550 Country Club Road           Home office                          8,353            none      leased

Hickory, North Carolina
  315 1st Avenue NW                Branch office                        1,080            none    leased from
    (Bank of Granite Plaza)                                                                        the Bank

High Point, North Carolina
  211 West Lexington               Branch office                          830            none      leased
    Avenue, Suite 102

Lenoir, North Carolina
  707 College Avenue SW            Branch office                          200            none    leased from
                                                                                                   the Bank

Morganton, North Carolina
  201 East Meeting Street          Branch office                          196            none    leased from
                                                                                                   the Bank

Newton, North Carolina
  311 North Main Avenue            Branch office                           64            none    leased from
                                                                                                   the Bank

Salisbury, North Carolina
  315 North Main Street            Branch office                          457            none      leased

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2000.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 7

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
  RELATED SHAREHOLDER MATTERS

The Company's common stock, $1 par value, trades on The Nasdaq National Market(R) tier of the Nasdaq Stock Market(R) under the symbol GRAN. Price and volume information is contained in the Wall Street Journal(R) and most major daily newspapers in the Nasdaq section under the National Market System listings.

During 2000, investment firms making a market in the Company's common stock included Wachovia Securities, Herzog, Heine, Geduld, Inc., Spear, Leeds & Kellogg, Sherwood Securities Corporation and First Union Capital Markets.

As of December 31, 2000, there were 11,152,949 shares outstanding, owned by approximately 2,500 shareholders of record and an estimated 2,800 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market prices and dividend information for the two years in the period ended December 31, 2000.

Quarterly Common Stock Market Price Ranges and Dividends

2000                       QUARTER 1        QUARTER 2       QUARTER 3       QUARTER 4
  PRICE RANGE
    HIGH                    $ 21.69          $ 23.44         $ 24.50         $ 23.94
    LOW                       16.13            18.13           19.19           19.25
    CLOSE                     19.94            22.88           22.94           23.25
    DIVIDEND                   0.10             0.10            0.11            0.11

1999                       Quarter 1        Quarter 2       Quarter 3       Quarter 4
  Price Range
    High                    $ 29.00          $ 29.50         $ 32.38         $ 27.50
    Low                       22.00            21.88           20.06           18.50
    Close                     22.13            24.63           28.50           21.50
    Dividend                   0.09             0.09            0.10            0.10


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 8

ITEM 6 - SELECTED FINANCIAL DATA

Bank of Granite Corporation and Subsidiaries

                                                             For the Years Ended December 31,
                                 ----------------------------------------------------------------------------------------
                                        2000            1999             1998            1997            1996
Interest income                  $ 55,269,464       $ 48,005,534       $ 47,577,090       $ 44,027,854       $ 40,664,063
Interest expense                   19,172,024         15,752,467         16,075,876         15,459,548         15,133,509
                                 ----------------------------------------------------------------------------------------
Net interest income                36,097,440         32,253,067         31,501,214         28,568,306         25,530,554
Provision for loan losses           3,893,585          1,862,585          4,321,740          1,175,000            820,000
                                 ----------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses        32,203,855         30,390,482         27,179,474         27,393,306         24,710,554
Other income                        8,033,680          8,209,542          8,663,553          8,110,184          7,239,670
Other expense                      16,778,415         16,536,075         15,835,803         14,119,050         12,363,995
                                 ----------------------------------------------------------------------------------------
      #REF!                        23,459,120         22,063,949         20,007,224         21,384,440         19,586,229
Income taxes                        7,884,537          7,327,157          6,558,789          6,953,253          6,220,357
                                 ----------------------------------------------------------------------------------------
Net income                       $ 15,574,583       $ 14,736,792       $ 13,448,435       $ 14,431,187       $ 13,365,872
                                 ----------------------------------------------------------------------------------------
Per share
  Net income
    Basic                        $       1.38       $       1.28       $       1.17       $       1.26       $       1.17
    Diluted                              1.38               1.28               1.17               1.26               1.17
  Cash dividends                         0.42               0.38               0.34               0.30               0.28
  Book value                            10.70               9.92               9.20               8.33               7.37
  Share price
    High                                24.50              32.38              47.00              26.80              26.40
    Low                                 16.13              18.50              24.00              21.70              14.67
    Close                               23.25              21.50              27.63              24.60              23.20
                                 ----------------------------------------------------------------------------------------
Average shares outstanding
    Basic                          11,308,120         11,477,971         11,461,607         11,425,110         11,381,040
    Diluted                        11,318,228         11,499,518         11,509,529         11,479,800         11,440,705
                                 ----------------------------------------------------------------------------------------
Performance ratios
  Return on average assets               2.45%              2.46%              2.39%              2.81%              2.76%
  Return on average equity              13.41%             13.42%             13.35%             16.21%             16.98%
  Average equity to
    average assets                      18.31%             18.35%             17.90%             17.36%             16.24%
  Dividend payout                       30.54%             29.60%             28.97%             23.15%             22.89%
  Efficiency ratio                      36.52%             39.04%             37.70%             36.74%             35.94%
                                 ----------------------------------------------------------------------------------------
Balances at year end
  Assets                         $661,622,812       $610,726,599       $606,175,042       $528,979,733       $498,192,379
  Investment securities           167,505,220        155,345,479        149,008,531        131,109,218        128,661,064
  Loans (gross)                   450,398,252        390,189,234        385,590,204        357,845,513        329,744,072
  Allowance for loan losses         6,351,756          4,746,692          4,619,586          5,202,578          4,793,889
  Liabilities                     542,307,475        497,275,490        500,733,071        433,763,010        414,173,810
  Deposits                        517,281,500        471,659,198        458,697,169        414,576,184        397,697,991
  Shareholders' equity            119,315,337        113,451,109        105,441,971         95,216,723         84,018,569
                                 ----------------------------------------------------------------------------------------
Asset quality ratios
  Net charge-offs
    to average loans                     0.54%              0.46%              1.31%              0.22%              0.21%
  Nonperforming assets
    to total assets                      0.55%              0.35%              0.64%              0.51%              0.21%
  Allowance coverage of
    nonperforming loans                182.26%            230.38%            128.53%            198.07%            453.20%


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 9

 ITEMS 7 AND 7A - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, INCLUDING
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis is provided to assist in understanding and evaluating the Company's results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In 1987, the Bank of Granite Corporation (the "Company") was formed under a plan whereby all previously issued shares of Bank of Granite (the "Bank") stock were exchanged for shares of the Company's stock. The Bank then became a wholly-owned subsidiary of the Company. In 1997, the Company acquired GLL & Associates, Inc. ("GLL"), a mortgage bank, through a merger, which was accounted for as a pooling of interests. All information presented is consolidated data unless otherwise specified.

                              RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2000 compared to the year ended December 31, 1999, the year ended December 31, 1999 compared to the year ended December 31, 1998, and the year ended December 31, 1998 compared to the year ended December 31, 1997.

                              2000 COMPARED TO 1999

In 2000, the Company earned a record $15,574,583, or $1.38 per share, compared to $14,736,792, or $1.28 per share, in 1999. The earnings provided returns on average assets of 2.45% in 2000 compared to 2.46% in 1999 and returns on average equity of 13.41% in 2000 compared to 13.42% in 1999. The earnings increase was primarily attributable to higher net interest income, which resulted from loan growth that out-paced the growth in both deposits and the costs of deposits.

Net interest income, the Company's largest source of revenues, increased 11.9% to $36,097,440 in 2000 from $32,253,067 in 1999. Interest income was $55,269,464 in 2000, up 15.1% from $48,005,534 in 1999, primarily due to increases in loan volumes and further boosted by higher loan interest rates. Average interest-earning assets grew by $38,182,783, or 6.8%, primarily because average loans, the highest yielding asset category, grew by $40,559,606, or 10.7%. Interest expense increased 21.7% to $19,172,024 in 2000 compared to $15,752,467 in 1999. Higher interest rates and volumes in time deposits resulted in the higher interest expense. Average balances in transaction accounts, such as noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts, grew $10,305,910, or 4.7%, to $228,449,345 in 2000 from
$218,143,435 in 1999. Average balances in time deposits grew $23,311,462, or 9.7%, to $263,522,845 in 2000 from $240,211,383 in 1999. Average overnight borrowings, principally commercial account balances which are swept into the Company's commercial paper overnight, grew by $1,238,677, or 11%, to $12,529,254 in 2000 from $11,290,577 in 1999. Average other borrowings, which are used to fund mortgage banking activities, decreased $5,979,688, or 39.9%, due to fewer mortgage originations resulting from higher mortgage interest rates.

Because of both the growth in loans and higher levels of charge-offs and nonperforming loans, the Company provided $3,893,585 for possible loan losses in 2000 compared with $1,862,585 in 1999.

Other income was $8,033,680 in 2000, a decrease of $175,862, or 2.1%, from such revenues of $8,209,542 in 1999. In April of 2000, the Bank introduced a new demand deposit overdraft program designed for retail customers. The new program increased the Bank's fee income from overdrafts by $1,222,897. This increase in deposit fees was offset by declines in fees from mortgage originations and sales of the guaranteed portions of small business administration ("SBA") loans. Higher mortgage interest rates resulted in a decrease of $1,029,791, or 33.3%, in fees from mortgage originations to $2,061,028 in 2000 from $3,090,820 in 1999. In addition, management decided to retain the guaranteed portions of SBA loans, which lowered fee income from such activity by $312,502, but contributed to the increase in interest income from loans. Both mortgage and SBA lending activities often decline during periods of rising rates.

Other expenses, or overhead, increased $242,340, or 1.5%, to $16,778,415 in 2000 from $16,536,075 in 1999. Personnel expenses, the largest component of overhead, increased slightly to $9,914,791 in 2000 from $9,904,199 in 1999. Occupancy and equipment expenses increased $174,670, or 8.3% to $2,280,903 in 2000 compared with $2,106,233 in 1999. In addition, other noninterest expenses increased 1.3%.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 10

                              1999 COMPARED TO 1998

In 1999, the Company earned $14,736,792, or $1.28 per share, compared to $13,448,435, or $1.17 per share, in 1998. The 1999 earnings equated to returns of 2.46% on average assets and 13.42% on average equity.

The earnings increase was primarily attributable to lower loan loss provisions in 1999, which were $1,862,585 compared to $4,321,740 in 1998. Loan loss provisions in 1998, the previous year, included $3,046,425 related to loans to one of the Bank's customers which proved to be uncollectible. Including the write-off of accrued interest of $91,900 on the loans, the Bank recorded expenses of $3,138,325 before tax, or $1,882,995 after tax, or $0.16 per share. Other changes in revenues and expenses were in the categories of net interest income, other income and other expenses.

Net interest income, the Company's largest source of revenues, increased to $32,253,067 in 1999 from $31,501,214 in 1998. Interest income was $48,005,534 in
1999, up less than 1% from $47,577,090 in 1998, primarily due to increases in the volumes of interest-earning assets which were significantly offset by lower yields over the first half of the year. Average interest-earning assets grew by $35,615,523, or 6.8%, although average loans, the highest yielding asset category, only grew by $7,245,986, or less than 2%. Interest expense decreased 2% to $15,752,467 in 1999 compared to $16,075,876 in 1998. Although time deposit rates rose during 1999, the higher interest costs of time deposits were more than offset by growth in lower cost transaction and savings accounts. Average balances in noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts grew $15,971,039, or 7.9%, to $218,302,256 in 1999 from $202,331,217 in 1998. Average balances in time deposits grew $8,032,084, or 3.5%, to $240,211,383 in 1999 from $232,179,299 in 1998. Average overnight borrowings, principally commercial account balances which are swept into the Company's commercial paper overnight, more than doubled to $11,290,577 in 1999 from $5,567,973 in 1998. Average other borrowings, which are used to fund mortgage banking activities, decreased $3,307,633, or 18.1%, due to fewer mortgage originations which began to decline when interest rates rose in the early summer of 1999.

The decline in mortgage origination activity was the principal reason that the Company's fee income decreased in 1999. Other income was $8,209,542 in 1999, a decrease of $454,011, or 5.2%, from such revenues of $8,663,553 in 1998. Fees from the originations of mortgage loans decreased $411,988, or 11.8%, to $3,090,820 in 1999 from $3,502,808 in 1998. Another important source of fee income for the Company is gains from sales of the guaranteed portions of small business administration ("SBA") loans. Such fee income from the sales of SBA loans also declined $108,747 in 1999 to $312,502 from $421,249 in 1998. Both mortgage and SBA lending activities often decline during periods of rising rates.

Other expenses, or overhead, increased $700,272, or 4.4%, to $16,536,075 in 1999 from $15,835,803 in 1998. Personnel expenses, the largest component of overhead, increased $461,076, or 4.9%, to $9,904,199 in 1999 from $9,443,123 in 1998.
Occupancy and equipment expenses declined slightly, while a $241,723 increase in other expenses related to mortgage origination activities accounted for most of the $297,465, or 7.0%, increase in other overhead expenses.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 11

                              1998 COMPARED TO 1997

In 1998, the Company produced strong earnings despite a significant third quarter loan charge that ended the Company's record of successive earnings increases. This loan charge related to one borrower and was not believed to be indicative of any pervasive problem within the loan portfolio. Despite the loan charge of $1,882,995 after tax, the Company nevertheless managed to return 2.39% on average assets and 13.35% on average equity. However, net income for 1998 decreased to $13,448,435, or $1.17 per share, compared to $14,431,187, or $1.26 per share, in 1997. Excluding the third quarter loan charge, net income increased 6.2% primarily because of strong mortgage business and the Bank's continued successful efforts to increase net interest income over the previous period. Net interest income increased to $31,501,214 compared to $28,568,306 in 1997. Interest income increased $3,549,236 primarily due to increases in asset volumes. Approximately $3,833,000 of the increase in interest income was attributable to increases in asset volumes, slightly offset by a decrease of $284,000 attributable to lower rates. Gross loans increased $27,744,691 or 7.8%, most of which were GLL's mortgage loans in process. Interest expense increased $616,328, of which approximately $1,419,000 was attributable to deposit volume growth partially offset by a decrease of approximately $803,000 attributable to lower rates. Other income increased 6.8% to $8,663,553 compared to $8,110,184 in 1997. Excluding 1997 nonrecurring gains from the sales of mortgage servicing rights, other income increased 15.4%. The increase in service charges on deposit accounts of $279,235 resulted from growth in transaction deposit accounts. During 1998, the Company continued to place emphasis on nontraditional banking services such as annuities, leasing, mortgage and small business administration loan originations. In focusing on these products, the Company experienced volatility in earnings commonly associated with such products. Other service fees and commissions increased $669,248, which was primarily due to increases in fees from mortgage originations and annuity sales, both of which tend to rise during periods of falling interest rates. For the year ended December 31, 1998, the Company earned $3,502,808 in fees from the origination of mortgage loans compared to $2,863,942 in 1997. Other income decreased by $393,152 primarily because 1997 included a $601,135 nonrecurring gain, before taxes, from the sale of GLL's mortgage servicing rights. Another important source of nontraditional income is gains from sales of the guaranteed portions of small business administration ("SBA") loans. Such sales of SBA loans generated income of $421,249 in 1998 compared to $242,898 in 1997. Other expenses, or overhead, increased $1,716,753 or 12.2% over the previous year. Salaries increased $1,265,467 or 18.3%. The Bank's salaries increased 5.4% while GLL's salaries increased 54.8% because of increased mortgage origination activity. Occupancy increased $153,358 primarily because of two new Bank offices and three new GLL offices. Equipment expenses increased $220,553 primarily because of depreciation of planned technology replacements and expenses related to year 2000 transition. Other noninterest expenses increased $161,093, or 4%. Excluding 1997 nonrecurring GLL merger costs of $405,678, before taxes, other expenses rose 15.5% in 1998, primarily because of expenses associated with two new banking offices, a new cash flow manager product and increased mortgage loan production.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 12

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company's earnings. It is management's on-going policy to optimize net interest income. Net interest income totaled $36,097,440, $32,253,067, and $31,501,214 for 2000, 1999 and 1998
respectively, representing an increase of 11.9% for 2000 over 1999, 2.4% for 1999 over 1998, and 10.3% for 1998 over 1997. Interest rate spreads have been at least 4.75% over the last three years, and the Company continues efforts to maximize these favorable spreads by management of both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

                 AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                        for the years ended December 31,

                                                    2000                             1999                          1998
                                        -------------------------------------------------------------------------------------------
                                                   AVERAGE   INTEREST               Average  Interest             Average  Interest
                                        AVERAGE    YIELD/    INCOME/      Average   Yield/   Income/    Average   Yield/   Income/
 dollars in thousands                   BALANCE    COST      EXPENSE      Balance    Cost    Expense    Balance    Cost    Expense
 ASSETS
 Loans(1)                               $421,253   10.68%    $44,996     $380,693   10.04%   $38,235   $373,447   10.41%   $38,894
 Taxable securities                       93,641    6.55%      6,134       76,574    6.23%     4,768     69,309    6.23%     4,318
 Nontaxable securities(2)                 72,076    7.16%      5,163       74,506    7.27%     5,418     65,506    8.02%     5,252
 Federal funds sold                       13,152    5.95%        783       30,166    4.91%     1,481     18,058    5.27%       951
                                        --------             --------------------            ------------------            -------
 Total interest-earning assets           600,122    9.51%     57,076      561,939    8.88%    49,902    526,320    9.39%    49,415
                                                             -------                         -------                       -------
 Cash and due from banks                  21,619                           23,292                        22,633
 All other assets                         12,708                           13,317                        13,961
                                        --------                         --------                      --------
 Total assets                           $634,449                         $598,548                      $562,914
                                        --------                         --------                      --------
 LIABILITIES AND
   SHAREHOLDERS' EQUITY
 NOW deposits                           $ 76,147    1.52%      1,156     $ 70,087    1.52%     1,067   $ 62,799    1.39%       872
 Money market deposits                    33,182    3.34%      1,109       31,917    3.27%     1,045     30,131    3.17%       956
 Savings deposits                         25,249    1.73%        438       25,295    1.74%       439     24,805    1.79%       443
 Time deposits of $100,000
   or more                               113,714    6.15%      6,991       99,400    5.25%     5,222    101,043    5.65%     5,710
 Other time deposits                     149,809    5.64%      8,446      140,811    4.85%     6,826    131,137    5.37%     7,037
                                        --------             --------------------            ------------------            --------
 Interest-bearing deposits               398,101    4.56%     18,140      367,510    3.97%    14,599    349,915    4.29%    15,018
 Overnight borrowings                     12,529    4.67%        585       11,291    4.39%       496      5,568    4.72%       263
 Other borrowings                          9,023    4.95%        447       15,002    4.38%       657     18,310    4.34%       795
                                        --------             --------------------            ------------------            --------
 Total interest-bearing liabilities      419,653    4.57%     19,172      393,803    4.00%    15,752    373,793    4.30%    16,076
                                                             -------                         -------                       --------
 Noninterest-bearing deposits             93,871                           90,845                        84,376
 Other liabilities                         4,759                            4,078                         3,992
 Shareholders' equity                    116,166                          109,822                       100,753
                                        --------                         --------                      --------
 Total liabilities and
   shareholders' equity                 $634,449                         $598,548                      $562,914
                                        ========                         ========                      ========
 Net yield on earning assets and
   net interest income(2)(3)                        6.32%    $37,904                 6.08%   $34,150               6.33%   $33,339
                                                             =======                         =======                       =======
 Interest rate spread(4)                            4.94%                            4.88%                         5.09%

-------------------------------

(1)   Non-accrual loans have been included.

(2) Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2000, 1999 and 1998.

(3) Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4) The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 13

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

                   INTEREST RATE AND VOLUME VARIANCE ANALYSIS
                        for the years ended December 31,

                                          2000 COMPARED TO 1999                   1999 compared to 1998
                                  -----------------------------------      ---------------------------------
                                         CHANGE                                   Change
                                     ATTRIBUTABLE TO                          Attributable to
                                  ----------------------                   ----------------------
dollars in thousands              VOLUME(1)      RATE(1)        TOTAL      Volume(1)      Rate(1)      Total
Loans                             $ 4,203       $ 2,558       $ 6,761      $   741      $ (1,400)     $ (659)
Taxable securities                  1,090           276         1,366          452            (2)        450
Nontaxable securities                (175)          (80)         (255)         688          (522)        166
Federal funds sold                   (924)          226          (698)         616           (86)        530
Interest-earning assets             3,511         3,663         7,174        3,254        (2,767)        487

NOW deposits                           92            (3)           89          106            89         195
Money market deposits                  42            22            64           58            31          89
Savings deposits                       (1)           --            (1)           9           (13)         (4)
Time deposits of $100,000
   or more                            816           953         1,769          (90)         (398)       (488)
Other time deposits                   472         1,148         1,620          494          (705)       (211)
Interest-bearing deposits           1,305         2,236         3,541          727        (1,146)       (419)
Overnight borrowings                   56            33            89          261           (28)        233
Other borrowings                     (279)           69          (210)        (144)            6        (138)
Interest-bearing liabilities        1,107         2,313         3,420          830        (1,154)       (324)

----------------------------------------

(1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funds. The first is core deposits which includes demand deposits, savings accounts and certificates of deposits. The Company considers these to be a stable portion of the Company's liability mix and the result of on-going stable consumer and commercial banking relationships. At December 31, 2000, the Company's core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $392,844,216, or 75.9%, of the Company's total deposits.

The other principal method of funding utilized by the Company is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short-term borrowings. The Company's policy is to emphasize core deposit growth rather than growth through purchased or brokered liabilities as the cost of purchased or brokered liabilities is greater.

The majority of the Company's deposit mix are rate-sensitive instruments with rates which tend to fluctuate with market rates. This, coupled with the Company's short-term certificates of deposit, has increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 14

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

                    INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                             As of December 31, 2000


                                                     Interest Sensitive Within                        Non-sensitive
                                               ------------------------------------       Total       or Sensitive
                                                  1 to         91 to        181 to        Within         Beyond
 dollars in thousands                           90 Days      180 Days      365 Days       1 Year         1 Year        Total
 INTEREST-EARNING ASSETS
 Interest-bearing due from banks               $    423                                  $    423                    $    423
 Federal funds sold                               6,600                                     6,600                       6,600
 Securities (at amortized cost)(1):
   U.S. Treasury                                  4,500                    $  1,000         5,500      $  2,013         7,513
   U.S. Government agencies                       3,000                       3,000         6,000        72,668        78,668
   States and political subdivisions              1,945      $  5,015           149         7,109        64,848        71,957
   Other (including equity securities)               --            --           999           999         7,770         8,769
 Loans (gross):
   Real estate - Construction                    54,263            46           844        55,153         6,940        62,093
   Real estate - Mortgage                       160,334         1,926         2,405       164,665        36,280       200,945
   Commercial, financial and agricultural       133,646           786         2,636       137,068        19,229       156,297
   Consumer                                       7,626           864         1,351         9,841        21,660        31,501
   All other                                         10            --            --            10           238           248
                                               ------------------------------------------------------------------------------
 Total interest-earning assets                 $372,347      $  8,637      $ 12,384      $393,368      $231,646      $625,014
                                               ------------------------------------------------------------------------------

 INTEREST-BEARING LIABILITIES
 Interest-bearing deposits:
   Savings and NOW accounts                    $104,001                                  $104,001                    $104,001
   Money market accounts                         29,993                                    29,993                      29,993
   Time deposits of $100,000 or more             66,798      $ 23,586      $ 26,444       116,828      $  7,609       124,437
   Other time deposits                           49,787        32,005        60,636       142,428        22,097       164,525
 Overnight borrowings                            12,768                                    12,768                      12,768
 Other borrowings                                 7,840                                     7,840                       7,840
                                               ------------------------------------------------------------------------------
 Total interest-bearing liabilities            $271,187      $ 55,591      $ 87,080      $413,858      $ 29,706      $443,564
                                               ------------------------------------------------------------------------------

 Interest sensitivity gap                      $101,160      $(46,954      $(74,696      $(20,490)
 Cumulative interest sensitivity gap            101,160        54,206       (20,490)      (20,490)
 Interest earning-assets as a percentage
   of interest-bearing liabilities                  137%           16%           14%           95%
                                               ===================================================

---------------------

(1) Interest sensitivity periods for debt securities are based on contractual maturities.

The Company uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as "rate shocks." The following table summarizes the estimated theoretical impact on the Company's tax equivalent net interest income and market value of equity from hypothetical "rate shocks" of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates. "Rate shock" modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes. Additionally, management does not believe rate changes of the magnitude described are likely in the forecast period presented.

 dollars in thousands
                                             Estimated Resulting Theoretical      Estimated Resulting Theoretical
               Hypothetical Immediate      Tax Equivalent Net Interest Income          Market Value of Equity
              and Sustained Rate Change           Amount       % Change                Amount       % Change
                        +4%                     $ 37,683          6.4%               $ 89,362         -22.0%
                        +3%                       37,110          4.8%                 95,108         -17.0%
                        +2%                       36,541          3.2%                101,216         -11.7%
                        +1%                       35,977          1.6%                107,713          -6.0%
                         0%                       35,418          0.0%                114,631           0.0%
                        -1%                       34,862         -1.6%                122,006           6.4%
                        -2%                       33,364         -5.8%                129,876          13.3%
                        -3%                       31,471        -11.1%                138,286          20.6%
                        -4%                       29,590        -16.5%                147,285          28.5%


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 15

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                             As of December 31, 2000

                                              Within         One to        Five
                                               One            Five       Years or
 dollars in thousands                          Year          Years         More          Total
 Real estate - Construction                  $ 14,033      $ 23,317      $ 24,743      $ 62,093
 Real estate - Mortgage                        34,416        71,275        95,254       200,945
 Commercial, financial and agricultural        85,102        61,857         9,338       156,297
 Consumer                                       7,528        22,951         1,022        31,501
 All other                                        236             5             7           248
                                             --------      --------      --------      --------
 Total                                       $141,315      $179,405      $130,364      $451,084
                                             --------      --------      --------      --------

 Predetermined rate, maturity
   greater than one year                                   $ 62,525      $ 20,335      $ 82,860
 Variable rate or maturing within
   one year                                   141,315       116,880       110,029       368,224
                                             --------      --------      --------      --------
 Total                                       $141,315      $179,405      $130,364      $451,084
                                             ========      ========      ========      ========

The Company's rate paid on interest-bearing deposits rose to 4.56% in 2000 compared to 3.97% in 1999. The Company's deposit growth was primarily reflected in time deposits, which increased $25,976,809. Rate sensitive consumers chose to place funds in time deposit accounts because of more favorable higher interest rates. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and internal interest rate spreads to maintain the Company's growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.

                                AVERAGE DEPOSITS
                        for the years ended December 31,

 dollars in thousands                         2000          1999          1998
 Non-interest-bearing demand deposits      $ 93,871      $ 90,845      $ 84,376
 Interest-bearing demand deposits           109,329       102,004        92,930
 Savings deposits                            25,249        25,295        24,805
 Time deposits                              263,523       240,211       232,180
                                           --------      --------      --------
 Total                                     $491,972      $458,355      $434,291
                                           ========      ========      ========

The preceding table includes certificates of deposits $100,000 and over which at December 31, 2000 totaled approximately $124,437,000. The following table presents the maturities of these time deposits of $100,000 or more.

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                             As of December 31, 2000

                                           Within    Three to    Six to     Within    One to
                                            Three       Six      Twelve      One       Five
 dollars in thousands                      Months     Months     Months      Year      Years      Total

 Time deposits of $100,000 or more        $ 66,519   $ 23,744   $ 26,565   $116,828   $ 7,609   $124,437
                                          --------------------------------------------------------------

                                CAPITAL RESOURCES

Funding for the future growth and expansion of the Company is dependent upon earnings of the subsidiaries. As of December 31, 2000, the Company's ratio of total capital to risk-adjusted assets was 25.60%. The Company is one of the soundest and most strongly capitalized in the nation, and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company's liquidity, capital resources or operations. The Company currently plans no significant capital expenditures. The Company does plan to continue to repurchase shares of its stock in the open market from time to time when conditions warrant such repurchases. As of December 31, 2000, the Company had repurchased 364,135 shares of its common stock at an average price of $20.91.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 16

                                      LOANS

Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through GLL. The Bank generally considers its market to be Caldwell, Catawba and Burke counties of North Carolina. GLL considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2000 were $450,398,252. This compares with $390,189,234 at December 31,
1999, an increase of $60,209,018 or 15.43%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized business. The Company has a diversified loan portfolio with no concentrations to any one borrower, industry or market region. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

                                      LOANS
                               As of December 31,

                                2000               1999                1998                 1997                  1996
                         ----------------    ----------------    ----------------     ----------------     ------------------
                                    % OF                % of                % of                 % of                   % of
                                    TOTAL               Total               Total                Total                  Total
 dollars in thousands      AMOUNT   LOANS      Amount   Loans      Amount   Loans       Amount   Loans       Amount     Loans
 LOANS
 Real estate -
   Construction          $ 62,093    13.8%   $ 38,957    10.0%   $ 32,397     8.4%    $ 37,227    10.4%    $ 32,234       9.8%
   Mortgage               200,945    44.5%    177,004    45.2%    188,167    48.7%     155,805    43.5%     143,243      43.3%
 Commercial,
   financial and
   agricultural           156,297    34.6%    141,713    36.3%    129,854    33.6%     126,524    35.3%     116,469      35.2%
 Consumer                  31,501     7.0%     32,331     8.3%     35,734     9.3%      38,523    10.7%      38,214      11.6%
 All other                    248     0.1%        795     0.2%        117     0.0%         460     0.1%         194       0.1%
                         --------            --------            --------             --------             --------
 Total loans              451,084   100.0%    390,800   100.0%    386,269   100.0%     358,539   100.0%     330,354     100.0%
                         --------            --------            --------             --------             --------
 Deferred origination
   fees, net                 (685)               (611)               (679)                (693)                (610)
                         --------            --------            --------             --------             --------
 Total loans, net of
   deferred fees         $450,399            $390,189            $385,590             $357,846             $329,744
                         ========            ========            ========             ========             ========

                         LOANS AND NONPERFORMING ASSETS
                               As of December 31,

 dollars in thousands                   2000          1999          1998          1997          1996
 NONPERFORMING ASSETS
 Nonaccrual loans                      $1,502        $1,079        $  639        $  728        $  409
 Loans past due 90 days or more
   and still accruing interest          1,983           981         2,955         1,899           649
 Foreclosed properties                    134            54           290            79            --
                                       --------------------------------------------------------------
 Total                                 $3,619        $2,114        $3,884        $2,706        $1,058
                                       ==============================================================

Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that have not been disclosed hereunder, or under "Loans" or "Asset Quality" narrative discussions do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate loans comprised 58.3% of the portfolio in 2000 compared to 55.2% in 1999. Commercial loans comprised 34.6% of the portfolio in 2000 compared to 36.3% in 1999, while consumer loans comprised 7.0% in 2000 compared to 8.3% in 1999. Commercial loans of $156,297,557, consumer loans of $31,501,099 and real estate mortgage loans of $200,944,827 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $62,092,680 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 17

                   PROVISION AND ALLOWANCES FOR LOANS LOSSES

Management determines the allowance for loans losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loans portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. This loan grading system assists management in determining the overall risk in the loan portfolio.

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, others consists of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired, including accrued interest, was $2,124,584 ($1,555,052 of which is on a nonaccrual basis) and $2,357,685 ($1,135,042 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2000 and 1999 is not significantly different from the balance at December 31, 2000 and 1999. The related allowance for loan losses for these loans was $1,009,562 and $746,783 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, the Bank recognized interest income on those impaired loans of approximately $77,215, $107,241 and $16,467, respectively.

Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.43%, 1.23% and 1.21% of net loans outstanding at December 31, 2000, 1999 and 1998, respectively, which was consistent with both management's desire for strong reserves and the credit quality ratings of the loan portfolio. The ratio of net charge-offs during the year to average loans outstanding during the period were 0.54%, 0.46% and 1.31% at December 31, 2000, 1999 and 1998,
respectively. These ratios reflect management's conservative lending, and effective efforts to recover credit losses.

In the third quarter of 1998, the Company announced that one of the Bank's borrowers, a textile-related plant and its owners, was unable to repay loans which the Bank had made for a period extending over several years. The Bank had hoped that this borrower's business would improve. The borrower managed to generate positive cash flows in mid-summer, but the positive cash flows proved to be short-lived. The Bank increased its loan loss reserves by $3,046,425 and wrote off related accrued interest of $91,900 resulting in an aggregate charge to earnings of $3,138,325 before tax, or $1,882,995 after tax, or 16.4 cents per share. The Bank also charged off its previously recognized estimated loss, included in the allowance for loan losses, on the loans to this borrower. The textile plant's assets were sold in the fourth quarter of 1998. Management assessed the likelihood of any further recovery of this loss as remote. Because this loan charge was related to one borrower and its financial circumstances, the charge was not indicative of any pervasive problem within the loan portfolio.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 18

The following table presents an analysis of the allowance for loan losses.

                    CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                        for the years ended December 31,

 dollars in thousands                                2000           1999           1998           1997           1996
 Balance at beginning of year                       $4,747         $4,620         $5,203         $4,794         $4,645
                                                    ------------------------------------------------------------------
 Loans charged off:
   Real estate                                       1,305            662            228             70             --
   Commercial, financial and agricultural              613            954          4,458            452            533
   Credit cards and related plans                       13             33             20             19             17
   Installment loans to individuals                    280            232            382            308            192
   Demand deposit overdraft program                    395             --             --             --             --
                                                    ------------------------------------------------------------------
 Total charge-offs                                   2,606          1,881          5,088            849            742
                                                    ------------------------------------------------------------------
 Recoveries of loans previously charged off:
   Real estate                                          89             16              5              4             --
   Commercial, financial and agricultural               80             58            119              3             27
   Credit cards and related plans                        3              7              5              3              5
   Installment loans to individuals                     82             64             54             73             39
   Demand deposit overdraft program                     63             --             --             --             --
                                                    ------------------------------------------------------------------
 Total recoveries                                      317            145            183             83             71
                                                    ------------------------------------------------------------------
 Net charge-offs                                     2,289          1,736          4,905            766            671
                                                    ------------------------------------------------------------------
 Additions charged to operations                     3,894          1,863          4,322          1,175            820
                                                    ------------------------------------------------------------------
 Balance at end of year                             $6,352         $4,747         $4,620         $5,203         $4,794
                                                    ==================================================================

 Ratio of net charge-offs during the year to
   average loans outstanding during the year          0.54%          0.46%          1.31%          0.22%          0.21%

The following table presents the allocation of the allowance for loan losses by category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                               As of December 31,

                                2000               1999                1998                 1997                 1996
                          ---------------     ---------------     ---------------     ---------------     -----------------
                                    % OF                % of                % of                % of                  % of
                                    TOTAL               Total               Total               Total                 Total
 dollars in thousands     AMOUNT    LOANS     Amount    Loans     Amount    Loans     Amount    Loans     Amount      Loans

 Real estate              $2,399     58.3%    $1,219     55.2%    $  913     57.1%    $1,115     53.9%    $1,378       53.1%
 Commercial, financial
   and agricultural        3,144     34.6%     2,909     36.3%     3,058     33.6%     3,241     35.3%     2,718       35.2%
 Consumer                    626      7.0%       447      8.3%       451      9.3%       615     10.7%       518       11.6%
 All other loans              --      0.1%        --      0.2%        --      0.0%        --      0.1%        --        0.1%
 Unallocated                 183      N/A        172      n/a        198      n/a        232      n/a        180        n/a
                          ------              ------              ------              ------              ------
 Total loans              $6,352    100.0%    $4,747    100.0%    $4,620    100.0%    $5,203    100.0%    $4,794      100.0%
                          ======              ======              ======              ======              ======

                              INVESTMENT SECURITIES

At December 31, 2000, the securities classified as available for sale, carried at market value, totaled $85,296,735 with an amortized cost of $84,699,713. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of U.S. Treasury Notes with an average life of 0.6 years, U.S. Government Agencies with an average life of 3.6 years, and other bonds, notes and debentures with an average life of 5.2 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $82,208,485 with a market value of $83,269,733 at December 31, 2000. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of U.S. Treasury Notes with an average life of 1.2 years, U.S. Government Agencies with an average life of 2.7 years, and municipal bonds with an average life of 5.1 years. During 2000, $22,061,750 in securities matured and no securities were sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 19

              CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
                             As of December 31, 2000

                                                                  After One Year but    After Five Years but
                                           Within One Year        Within Five Years        Within Ten Years       After Ten Years
 dollars in thousands                     Amount      Yield       Amount      Yield       Amount      Yield       Amount    Yield
 Available for sale: (1)
   U.S. Treasury                         $ 5,000      6.76%      $ 1,007      6.29%
   U.S. government agency                  6,000      6.64%       55,538      7.02%      $ 8,385      8.04%
   Other                                     999      9.94%        2,094      7.79%          299      7.08%      $  900      7.65%
                                         -------                 -------                 -------                 ------
   Total                                 $11,999      6.96%      $58,639      7.03%      $ 8,684      8.01%      $  900      7.65%
                                         -------                 -------                 -------                 ------

 Held to maturity:
   U.S. Treasury                         $   500      6.78%      $ 1,006      6.34%
   U.S. government agency                                          8,745      6.37%
   State and political subdivisions (2)    7,109      7.43%       30,654      7.71%      $26,046      7.68%      $8,148      7.41%
                                         -------                 -------                 -------                 ------
   Total                                 $ 7,609      7.39%      $40,405      7.39%      $26,046      7.68%      $8,148      7.41%
                                         =======                 =======                 =======                 ======

-------------------------------

(1)   Securities available for sale are stated at amortized cost.

(2) Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2000.

                                    INFLATION

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

While the effect of inflation is normally not as significant as is the influence on those businesses which have large investments in plant and inventories, it does have an effect. There are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

                           FORWARD LOOKING STATEMENTS

The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers or vendors, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item is contained in Item 7 above under the caption "Liquidity, Interest Rate Sensitivity and Market Risks."


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 20

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                                              Begins on
                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report                                                                         22

Statement Of Management Responsibility                                                               22

Financial Statements:

    Consolidated Balance Sheets                                                                      23
    December 31, 2000 and 1999

    Consolidated Statements Of Income                                                                24
    Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements Of Comprehensive Income                                                  25
    Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements Of Changes In Shareholders' Equity                                       26
    Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements Of Cash Flows                                                            27
    Years Ended December 31, 2000, 1999 and 1998

    Notes To Consolidated Financial Statements                                                       29
    Years Ended December 31, 2000, 1999 and 1998

Supplementary Financial Data:

    Selected Quarterly Financial Data (Unaudited)                                                    46
    Years Ended December 31, 2000 and 1999


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 21

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of Bank of Granite Corporation:

We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
January 22, 2001

STATEMENT OF MANAGEMENT RESPONSIBILITY

Management of Bank of Granite Corporation and its subsidiaries has prepared the consolidated financial statements and other information contained herein in accordance with generally accepted accounting principles and is responsible for its accuracy.

In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities and programs of internal audits. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management also recognizes its responsibility to foster a climate in which corporate affairs are conducted with the highest ethical standards. Bank of Granite Corporation's policies, furnished to each employee and director, address the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of Bank of Granite Corporation's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting and related matters. Deloitte & Touche LLP and Bank of Granite Corporation's internal auditors have direct access to the Audit Committee.


/s/ John A. Forlines, Jr.                             /s/ Kirby A. Tyndall
JOHN A. FORLINES, JR.                                 KIRBY A. TYNDALL
Chairman and Chief Executive Officer                  Chief Financial Officer
January 22, 2001                                      January 22, 2001


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 22

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                                                   2000                 1999
ASSETS:
Cash and cash equivalents (Notes 1 and 17):
  Cash and due from banks                                                    $  23,603,938       $  23,219,670
  Interest-bearing deposits                                                        423,142             268,826
  Federal funds sold                                                             6,600,000          27,650,000
                                                                             ---------------------------------
  Total cash and cash equivalents                                               30,627,080          51,138,496
                                                                             ---------------------------------
Investment securities (Notes 1, 2 and 17):
  Available for sale, at fair value (amortized cost of $84,699,713 and
    $71,447,969 at December 31, 2000 and 1999, respectively)                    85,296,735          70,205,689
                                                                             ---------------------------------
  Held to maturity, at amortized cost (fair value of $83,269,733 and
    $84,030,013 at December 31, 2000 and 1999, respectively)                    82,208,485          85,139,790
                                                                             ---------------------------------
Loans (Notes 3 and 17)                                                         450,398,252         390,189,234
Allowance for loan losses (Notes 1 and 4)                                       (6,351,756)         (4,746,692)
                                                                             ---------------------------------
Net loans                                                                      444,046,496         385,442,542
                                                                             ---------------------------------
Premises and equipment, net (Notes 1, 5 and 10)                                  9,239,836           9,673,010
Accrued interest receivable                                                      6,268,844           5,456,567
Other assets                                                                     3,935,336           3,670,505
                                                                             ---------------------------------
Total assets                                                                 $ 661,622,812       $ 610,726,599
                                                                             =================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (Note 17):
  Demand                                                                     $  94,326,293       $  91,100,910
  NOW accounts                                                                  80,283,789          73,907,404
  Money market accounts                                                         29,993,262          33,663,278
  Savings                                                                       23,717,236          24,399,214
  Time deposits of $100,000 or more                                            124,437,284         110,041,565
  Other time deposits                                                          164,523,636         138,546,827
                                                                             ---------------------------------
  Total deposits                                                               517,281,500         471,659,198
Overnight borrowings (Notes 11 and 17)                                          12,768,442          13,461,774
Other borrowings (Notes 12 and 17)                                               7,840,267           8,626,481
Accrued interest payable                                                         2,796,811           2,031,605
Other liabilities                                                                1,620,455           1,496,432
                                                                             ---------------------------------
Total liabilities                                                              542,307,475         497,275,490
                                                                             ---------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 16)

SHAREHOLDERS' EQUITY (Notes 1, 7, 8 and 14):
Common stock, $1.00 par value, authorized - 25,000,000 shares;
  issued - 11,517,084 shares in 2000 and 11,495,897 shares in 1999;
  outstanding - 11,152,949 shares in 2000 and 11,439,201 shares in 1999         11,517,084          11,495,897
Capital surplus                                                                 23,260,188          22,987,562
Retained earnings                                                               91,794,837          80,976,641
Accumulated other comprehensive income (loss), net of
  deferred income taxes of $238,099 and $495,332 at
  December 31, 2000 and 1999, respectively                                         358,923            (746,948)
Less:  Cost of common shares held in treasury;
  364,135 shares in 2000 and 56,696 shares in 1999                              (7,615,695)         (1,262,043)
                                                                             ---------------------------------
Total shareholders' equity                                                     119,315,337         113,451,109
                                                                             ---------------------------------
Total liabilities and shareholders' equity                                   $ 661,622,812       $ 610,726,599
                                                                             =================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 23

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000             1999             1998
INTEREST INCOME:
Interest and fees on loans                           $44,996,356      $38,234,699      $38,894,447
Federal funds sold                                       782,528        1,480,921          950,669
Interest-bearing deposits                                 27,955           17,072           12,652
Investments:
  U.S. Treasury                                          496,464          716,294        1,095,055
  U.S. Government agencies                             4,949,551        3,266,514        2,384,251
  States and political subdivisions                    3,356,490        3,521,692        3,414,134
  Other                                                  660,120          768,342          825,882
                                                     ---------------------------------------------
  Total interest income                               55,269,464       48,005,534       47,577,090
                                                     ---------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                      6,991,476        5,222,185        5,709,986
Other time and savings deposits                       11,148,557        9,377,264        9,308,040
Overnight borrowings                                     584,920          495,568          263,088
Other borrowed funds                                     447,071          657,450          794,762
                                                     ---------------------------------------------
Total interest expense                                19,172,024       15,752,467       16,075,876
                                                     ---------------------------------------------

NET INTEREST INCOME                                   36,097,440       32,253,067       31,501,214
PROVISION FOR LOAN LOSSES (Notes 1 and 4)              3,893,585        1,862,585        4,321,740
                                                     ---------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           32,203,855       30,390,482       27,179,474
                                                     ---------------------------------------------

OTHER INCOME:
Service charges on deposit accounts                    4,825,154        3,532,646        3,552,422
Other service charges, fees and commissions            2,825,034        3,907,961        4,359,295
Securities gains                                              --              675            1,733
Other (Note 6)                                           383,492          768,260          750,103
                                                     ---------------------------------------------
Total other income                                     8,033,680        8,209,542        8,663,553
                                                     ---------------------------------------------

OTHER EXPENSES:
Salaries and wages                                     8,164,938        8,449,941        8,181,895
Employee benefits (Note 9)                             1,749,853        1,454,258        1,261,228
Occupancy expense, net                                   846,851          775,127          756,656
Equipment rentals, depreciation and maintenance        1,434,052        1,331,106        1,407,846
Other (Note 6)                                         4,582,721        4,525,643        4,228,178
                                                     ---------------------------------------------
Total other expenses                                  16,778,415       16,536,075       15,835,803
                                                     ---------------------------------------------

INCOME BEFORE INCOME TAXES                            23,459,120       22,063,949       20,007,224
INCOME TAXES (Note 1 and 7)                            7,884,537        7,327,157        6,558,789
                                                     ---------------------------------------------
NET INCOME                                           $15,574,583      $14,736,792      $13,448,435
                                                     =============================================

PER SHARE AMOUNTS (Notes 1 and 13):
Net income - Basic                                   $      1.38      $      1.28      $      1.17
           - Diluted                                        1.38             1.28             1.17
Cash dividends                                              0.42             0.38             0.34
Book value                                                 10.70             9.92             9.20

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 24

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000                1999                1998

NET INCOME                                                $ 15,574,583        $ 14,736,792        $ 13,448,435
                                                          ----------------------------------------------------

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income,
  before tax:
    Unrealized gains (losses) on securities
      available for sale                                     1,839,302          (2,505,448)            477,819
    Less: Reclassification adjustment for
      gains included in net income                                  --                 675               1,733
                                                          ----------------------------------------------------
Other comprehensive income (loss),
  before tax                                                 1,839,302          (2,506,123)            476,086
Less: Income taxes related to items
  of other comprehensive income                                733,431            (999,318)            189,867
                                                          ----------------------------------------------------
Other comprehensive income (loss),
  net of tax                                                 1,105,871          (1,506,805)            286,219
                                                          ----------------------------------------------------

COMPREHENSIVE INCOME                                      $ 16,680,454        $ 13,229,987        $ 13,734,654
                                                          ====================================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 25

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000                  1999                  1998

COMMON STOCK, $1.00 par value
At beginning of year                                      $   11,495,897        $   11,464,913        $    9,146,272
Shares issued under stock option plan                             21,187                30,984                26,786
Stock split shares issued                                             --                    --             2,291,855
                                                          ----------------------------------------------------------
At end of year                                                11,517,084            11,495,897            11,464,913
                                                          ----------------------------------------------------------

CAPITAL SURPLUS
At beginning of year                                          22,987,562            22,615,559            22,234,753
Shares issued under stock option plan                            272,626               372,003               380,806
                                                          ----------------------------------------------------------
At end of year                                                23,260,188            22,987,562            22,615,559
                                                          ----------------------------------------------------------

RETAINED EARNINGS
At beginning of year                                          80,976,641            70,601,642            63,362,060
Net income                                                    15,574,583            14,736,792            13,448,435
Cash dividends                                                (4,756,387)           (4,361,793)           (3,895,419)
Stock split shares issued                                             --                    --            (2,291,855)
Cash paid for fractional shares                                       --                    --               (21,579)
                                                          ----------------------------------------------------------
At end of year                                                91,794,837            80,976,641            70,601,642
                                                          ----------------------------------------------------------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES
At beginning of year                                            (746,948)              759,857               473,638
Net change in unrealized gains or losses
 on securities available for sale,
 net of deferred income taxes                                  1,105,871            (1,506,805)              286,219
                                                          ----------------------------------------------------------
At end of year                                                   358,923              (746,948)              759,857
                                                          ----------------------------------------------------------

COST OF COMMON SHARES HELD
 IN TREASURY
At beginning of year                                          (1,262,043)                   --                    --
Cost of common shares repurchased                             (6,353,652)           (1,262,043)                   --
                                                          ----------------------------------------------------------
At end of year                                                (7,615,695)           (1,262,043)                   --
                                                          ----------------------------------------------------------

Total shareholders' equity (Notes 1, 7 and 14)            $  119,315,337        $  113,451,109        $  105,441,971
                                                          ==========================================================

Shares issued
At beginning of period                                        11,495,897            11,464,913             9,146,272
Shares issued under incentive stock option plans                  21,187                30,984                26,786
Shares issued due to stock splits                                     --                    --             2,291,855
                                                          ----------------------------------------------------------
At end of period                                              11,517,084            11,495,897            11,464,913
                                                          ----------------------------------------------------------

Shares held in treasury
At beginning of period                                           (56,696)                   --                    --
Common shares repurchased                                       (307,439)              (56,696)                   --
                                                          ----------------------------------------------------------
At end of period                                                (364,135)              (56,696)                   --
                                                          ----------------------------------------------------------

Total shares outstanding                                      11,152,949            11,439,201            11,464,913
                                                          ==========================================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 26

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000                1999                1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Interest received                                       $ 54,646,952        $ 47,872,990        $ 47,553,684
  Fees and commissions received                              8,033,680           8,208,867           8,661,820
  Interest paid                                            (18,406,818)        (15,941,850)        (15,993,318)
  Cash paid to suppliers and employees                     (16,051,035)        (15,704,077)        (15,052,781)
  Income taxes paid                                         (8,564,098)         (7,879,196)         (6,431,963)
                                                          ----------------------------------------------------
  Net cash provided by operating activities                 19,658,681          16,556,734          18,737,442
                                                          ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                           13,895,000           8,147,800          16,385,000
  Proceeds from maturities and/or calls of
    securities held to maturity                              8,166,750          13,979,801          13,363,782
  Proceeds from sales of securities
    available for sale                                              --                  --             300,000
  Purchases of securities available for sale               (27,164,096)        (18,932,550)        (26,117,501)
  Purchases of securities held to maturity                  (5,407,858)        (12,257,296)        (21,460,889)
  Net increase in loans                                    (62,497,539)         (6,334,509)        (32,649,423)
  Capital expenditures                                        (637,484)           (618,827)         (1,563,295)
  Proceeds from sales of fixed assets                            6,600              48,972              27,980
  Proceeds from sales of other real estate                     142,000             320,125              68,495
                                                          ----------------------------------------------------
  Net cash used by investing activities                    (73,496,627)        (15,646,484)        (51,645,851)
                                                          ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW
    accounts and savings accounts                            5,249,774           7,424,807          22,670,083
  Net increase in certificates of deposit                   40,372,528           5,537,222          21,450,902
  Net increase (decrease) in overnight borrowings             (693,332)          5,570,813            (991,055)
  Net increase (decrease) in other borrowings                 (786,214)        (21,377,924)         23,716,705
  Net proceeds from issuance of common stock                   293,813             402,987             407,592
  Cash paid for fractional shares                                   --                  --             (21,579)
  Dividends paid                                            (4,756,387)         (4,361,793)         (3,895,419)
  Purchases of common stock for treasury                    (6,353,652)         (1,262,043)                 --
                                                          ----------------------------------------------------
  Net cash provided (used) by financing activities          33,326,530          (8,065,931)         63,337,229
                                                          ----------------------------------------------------
NET INCREASE (DECREASE) IN
  CASH EQUIVALENTS                                         (20,511,416)         (7,155,681)         30,428,820

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      51,138,496          58,294,177          27,865,357

                                                          ----------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                          $ 30,627,080        $ 51,138,496        $ 58,294,177
                                                          ====================================================

See notes to consolidated financial statements.

                                                        (continued on next page)


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 27

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS            (concluded from previous page)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000                1999                1998

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                              $ 15,574,583        $ 14,736,792        $ 13,448,435
                                                          ----------------------------------------------------

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                                             1,067,178             985,384           1,025,541
    Provision for loan loss                                  3,893,585           1,862,585           4,321,740
    Premium amortization, net                                  189,765             219,849             108,114
    Deferred income taxes                                     (695,823)           (163,046)            225,722
    Gains on sales or calls of
      securities available for sale                                 --                  --              (1,733)
    Gains on calls of securities
      held to maturity                                              --                (675)                 --
    Losses (gains) on disposal or sale
      of equipment                                              (3,120)              7,089              (2,395)
    Loss (gain) on sale of other real estate                        --             (31,276)             10,569
    Increase (decrease) in taxes payable                        16,262            (388,993)            (98,896)
    Increase in interest receivable                           (812,277)           (352,393)           (131,520)
    Increase (decrease) in interest payable                    765,206            (189,383)             82,558
    Increase in other assets                                  (444,439)            (95,076)           (390,457)
    Increase (decrease) in other liabilities                   107,761             (34,123)            139,764
                                                          ----------------------------------------------------
    Net adjustments to reconcile net
      income to net cash provided by
      operating activities                                   4,084,098           1,819,942           5,289,007
                                                          ----------------------------------------------------
  Net cash provided by
    operating activities                                  $ 19,658,681        $ 16,556,734        $ 18,737,442
                                                          ====================================================

SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS:
  Increase (decrease) in unrealized
    gains or losses on securities
    available for sale                                    $  1,839,302        $ (2,506,123)       $    476,086
  Increase (decrease) in deferred income
    taxes on unrealized gains or losses
    on securities available for sale                           733,431            (999,318)            189,867
  Transfer from retained earnings to
    common stock for stock split                                    --                  --           2,291,855
  Transfer from loans to other real
    estate owned                                               221,767              95,967             289,928

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 28

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bank of Granite Corporation is a bank holding company with two subsidiaries, Bank of Granite (the "Bank"), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage banking company incorporated in North Carolina on June 24, 1985. The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills and Catawba River Valley areas of North Carolina through fourteen banking offices. GLL is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the Central and Southern Piedmont areas of North Carolina through seven mortgage offices. GLL merged with the Bank of Granite Corporation on November 5, 1997.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and GLL & Associates, Inc. (referred to herein collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders' equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities.

PREMISES AND EQUIPMENT AND OTHER LONG-LIVED ASSETS - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the properties' estimated useful lives, which range from 25 to 50 years for buildings and 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows is less than the stated amount of the asset, an impairment loss is recognized.

ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company's control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 29

Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company's policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of impaired loans, impaired loans on a nonaccrual basis, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 4.

REAL ESTATE ACQUIRED BY FORECLOSURE - Real estate acquired by foreclosure is stated at the lower of cost or fair value. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.

INCOME TAXES - Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.

PER SHARE AMOUNTS - Per share amounts have been computed using both the weighted average number of shares outstanding of common stock for the purposes of computing basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share. See Note 13 for further information regarding the computation of earnings per share. Dividends per share represent amounts declared by the Board of Directors.

INCOME AND EXPENSES - The Company uses the accrual method of accounting, except for immaterial amounts of loan income and other fees which are recorded as income when collected. Substantially all loans earn interest on the level yield method based on the daily outstanding balance. The accrual of interest is discontinued when, in management's judgment, the interest may not be collected.

The Bank defers the immediate recognition of certain loan origination fees and certain loan origination costs when new loans are originated and amortizes these deferred amounts over the life of each related loan.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION - The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument granted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123. See Note 8 for further information regarding fair value method disclosures.

NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, which delays the Company's effective date until January 1, 2001. As of December 31, 2000, management does not believe that SFAS No. 133 will have an effect on the Company's financial statements and current disclosures.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 30

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management does not believe that SFAS No. 140 will have a material effect on the Company's financial statements and current disclosures.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 31

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2000 and 1999 are as follows:

                                                                 Gross Unrealized
                                             Amortized      --------------------------       Fair
Type and Contractual Maturity                   Cost           Gains          Losses         Value

AVAILABLE FOR SALE
AT DECEMBER 31, 2000:

U. S. TREASURY DUE:
  WITHIN 1 YEAR                             $  5,000,333    $     13,417    $       --    $  5,013,750
  AFTER 1 YEAR BUT WITHIN 5 YEARS              1,006,657           9,906            --       1,016,563
                                            ----------------------------------------------------------
TOTAL U.S. TREASURY                            6,006,990          23,323            --       6,030,313
                                            ----------------------------------------------------------

U.S. GOVERNMENT AGENCIES DUE:
  WITHIN 1 YEAR                                5,999,531              --         1,406       5,998,125
  AFTER 1 YEAR BUT WITHIN 5 YEARS             55,538,896         340,507       101,871      55,777,532
  AFTER 5 YEARS BUT WITHIN 10 YEARS            8,384,906         281,971            --       8,666,877
                                            ----------------------------------------------------------
TOTAL U.S. GOVERNMENT AGENCIES                69,923,333         622,478       103,277      70,442,534
                                            ----------------------------------------------------------

OTHERS DUE:
  WITHIN 1 YEAR                                  999,261          23,239            --       1,022,500
  AFTER 1 YEAR BUT WITHIN 5 YEARS              2,094,183          28,465            --       2,122,648
  AFTER 5 YEARS BUT WITHIN 10 YEARS              299,133           5,492         1,594         303,031
  AFTER 10 YEARS                                 899,503          10,185        17,687         892,001
  EQUITY SECURITIES                            4,477,310         234,845       228,447       4,483,708
                                            ----------------------------------------------------------
TOTAL OTHERS                                   8,769,390         302,226       247,728       8,823,888
                                            ----------------------------------------------------------

TOTAL AVAILABLE FOR SALE                    $ 84,699,713    $    948,027    $  351,005    $ 85,296,735
                                            ==========================================================

HELD TO MATURITY
AT DECEMBER 31, 2000:

U.S. TREASURY DUE:
  WITHIN 1 YEAR                             $    500,005    $        933    $       --    $    500,938
  AFTER 1 YEAR BUT WITHIN 5 YEARS              1,005,882          10,681            --       1,016,563
                                            ----------------------------------------------------------
TOTAL U.S. TREASURY                            1,505,887          11,614            --       1,517,501
                                            ----------------------------------------------------------

U.S. GOVERNMENT AGENCIES DUE:
  AFTER 1 YEAR BUT WITHIN 5 YEARS              8,744,525          76,011            --       8,820,536
                                            ----------------------------------------------------------
TOTAL U.S. GOVERNMENT AGENCIES                 8,744,525          76,011            --       8,820,536
                                            ----------------------------------------------------------

STATE AND LOCAL DUE:
  WITHIN 1 YEAR                                7,109,465          12,169         1,593       7,120,041
  AFTER 1 YEAR BUT WITHIN 5 YEARS             30,654,027         401,694        31,748      31,023,973
  AFTER 5 YEARS BUT WITHIN 10 YEARS           26,046,352         659,137       139,336      26,566,153
  AFTER 10 YEARS                               8,148,229         153,986        80,686       8,221,529
                                            ----------------------------------------------------------
TOTAL STATE AND LOCAL                         71,958,073       1,226,986       253,363      72,931,696
                                            ----------------------------------------------------------

TOTAL HELD TO MATURITY                      $ 82,208,485    $  1,314,611    $  253,363    $ 83,269,733
                                            ==========================================================

For the year ended December 31, 2000, there were no sales of securities. Calls of securities did not result in any gains or losses in 2000.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 32

                                                                      Gross Unrealized
                                                  Amortized      --------------------------       Fair
Type and Contractual Maturity                        Cost           Gains         Losses          Value

AVAILABLE FOR SALE
At December 31, 1999:

U. S. Treasury due:
  Within 1 year                                  $  2,500,393    $    3,357    $         --    $  2,503,750
  After 1 year but within 5 years                   6,015,718         5,458          10,862       6,010,314
                                                 ----------------------------------------------------------
Total U.S. Treasury                                 8,516,111         8,815          10,862       8,514,064
                                                 ----------------------------------------------------------

U.S. Government agencies due:
  Within 1 year                                     8,999,535            --          13,829       8,985,706
  After 1 year but within 5 years                  28,797,912            --         457,718      28,340,194
  After 5 years but within 10 years                16,379,952            --         603,743      15,776,209
                                                 ----------------------------------------------------------
Total U.S. Government agencies                     54,177,399            --       1,075,290      53,102,109
                                                 ----------------------------------------------------------

Others due:
  Within 1 year                                       395,147         3,654              --         398,801
  After 1 year but within 5 years                   3,103,767        50,026              --       3,153,793
  After 5 years but within 10 years                   199,005            --           4,365         194,640
  After 10 years                                      699,503            --          23,869         675,634
  Equity securities                                 4,357,037       149,309         339,698       4,166,648
                                                 ----------------------------------------------------------
Total others                                        8,754,459       202,989         367,932       8,589,516
                                                 ----------------------------------------------------------

Total available for sale                         $ 71,447,969    $  211,804    $  1,454,084    $ 70,205,689
                                                 ==========================================================

HELD TO MATURITY
At December 31, 1999:

U.S. Treasury due:
  After 1 year but within 5 years                $  1,509,790    $      682    $      9,534    $  1,500,938
                                                 ----------------------------------------------------------
Total U.S. Treasury                                 1,509,790           682           9,534       1,500,938
                                                 ----------------------------------------------------------

U.S. Government agencies due:
  After 1 year but within 5 years                   6,034,748            --         103,495       5,931,253
  After 5 years but within 10 years                 2,717,406            --         121,388       2,596,018
                                                 ----------------------------------------------------------
Total U.S. Government agencies                      8,752,154            --         224,883       8,527,271
                                                 ----------------------------------------------------------

State and local due:
  Within 1 year                                     6,284,787        20,054           1,196       6,303,645
  After 1 year but within 5 years                  32,200,622       238,898         125,225      32,314,295
  After 5 years but within 10 years                27,200,562       220,496         650,817      26,770,241
  After 10 years                                    9,191,875            --         578,252       8,613,623
                                                 ----------------------------------------------------------
Total state and local                              74,877,846       479,448       1,355,490      74,001,804
                                                 ----------------------------------------------------------

Total held to maturity                           $ 85,139,790    $  480,130    $  1,589,907    $ 84,030,013
                                                 ==========================================================

For the year ended December 31, 1999, there were no sales of securities available for sale. Calls of securities held to maturity resulted in gross gains of $675 and no gross losses in 1999.

Sales of securities available for sale for the year ended December 31, 1998 resulted in realized gross gains of $1,733. Calls of securities held to maturity did not result in any gains or losses in 1998.

Securities with an amortized cost of $52,504,097 and $51,731,723 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2000 and 1999, respectively.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 33

3. LOANS

Loans at December 31, 2000 and 1999, classified by type, are as follows:

                                                      2000              1999

Real estate:
  Construction                                   $   62,092,680    $   38,956,900
  Mortgage                                          200,944,827       177,004,429
Commercial, financial and agricultural              156,297,557       141,712,933
Consumer                                             31,501,099        32,330,735
All other loans                                         247,531           795,453
                                                 --------------------------------
                                                    451,083,694       390,800,450
Deferred origination fees, net                         (685,442)         (611,216)
                                                 --------------------------------

Total                                            $  450,398,252    $  390,189,234
                                                 ================================

Nonperforming assets at December 31, 2000 and 1999 are as follows:

                                          2000          1999

Nonaccrual loans                       $1,502,019    $1,078,992
Loans 90 days or more and still
    accruing interest                   1,982,926       981,345
Foreclosed properties                     133,846        54,079
                                       ------------------------

Total                                  $3,618,791    $2,114,416
                                       ========================

If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for 2000, 1999 and 1998 would not have been materially different from the amounts reported.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2000 and 1999, directors' and principal officers' direct and indirect indebtedness to the Bank aggregated $3,988,948 and $3,827,286, respectively. During 2000, additions to such loans were $1,728,458 and repayments totaled $1,566,796. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 34

4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                         2000           1999           1998

Balance at beginning of year                          $4,746,692     $4,619,586     $5,202,578
                                                      ----------------------------------------
Loans charged off:
    Real estate                                        1,304,768        662,171        227,920
    Commercial, financial and agricultural               613,058        953,827      4,458,165
    Credit cards and related plans                        13,381         33,036         20,343
    Installment loans to individuals                     279,556        232,158        381,349
    Demand deposit overdraft program                     394,810             --             --
                                                      ----------------------------------------
Total charge-offs                                      2,605,573      1,881,192      5,087,777
                                                      ----------------------------------------

Recoveries of loans previously charged off:
    Real estate                                           89,012         16,223          4,581
    Commercial, financial and agricultural                80,331         57,643        119,360
    Credit cards and related plans                         3,469          7,463          5,166
    Installment loans to individuals                      81,616         64,384         53,938
    Demand deposit overdraft program                      62,624             --             --
                                                      ----------------------------------------
Total recoveries                                         317,052        145,713        183,045
                                                      ----------------------------------------

Net charge-offs                                        2,288,521      1,735,479      4,904,732

Additions charged to operations                        3,893,585      1,862,585      4,321,740
                                                      ----------------------------------------

Balance at end of year                                $6,351,756     $4,746,692     $4,619,586
                                                      ========================================

Ratio of net charge-offs during the year to
    average loans outstanding during the year               0.54%          0.46%          1.31%

At December 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired, including accrued interest, was $2,124,584 ($1,555,052 of which is on a nonaccrual basis) and $2,357,685 ($1,135,042 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2000 and 1999 is not significantly different from the balance at December 31, 2000 and 1999. The related allowance for loan losses for these loans was $1,009,562 and $746,783 at December 31, 2000 and 1999,
respectively. For the years ended December 31, 2000, 1999 and 1998, the Bank recognized interest income on those impaired loans of approximately $77,215, $107,241 and $16,467, respectively.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 35

5. PREMISES AND EQUIPMENT

Summaries of premises and equipment at December 31, 2000 and 1999 follow:

                                                                            Premises and
                                                            Accumulated      Equipment,
                                                Cost        Depreciation        Net
AT DECEMBER 31, 2000:
LAND                                        $  1,753,559                    $  1,753,559
BUILDINGS                                      7,705,194    $  2,595,531       5,109,663
LEASEHOLD IMPROVEMENTS                            25,280           4,459          20,821
FURNITURE, EQUIPMENT AND VEHICLES              8,056,621       5,700,828       2,355,793

TOTAL                                       $ 17,540,654    $  8,300,818    $  9,239,836
                                            ============================================

At December 31, 1999:
Land                                        $  1,753,559                    $  1,753,559
Buildings                                      7,680,369    $  2,369,234       5,311,135
Leasehold improvements                             9,968             416           9,552
Furniture, equipment and vehicles              7,288,288       4,950,253       2,338,035
Construction in progress                         260,729                         260,729
                                            --------------------------------------------

Total                                       $ 16,992,913    $  7,319,903    $  9,673,010
                                            ============================================

6. OTHER INCOME AND EXPENSES

For the years ended December 31, 2000, 1999 and 1998, items included in other income that exceeded 1% of total revenues are set forth below. There were no items included in other expenses that exceeded 1% of total revenues for the years indicated.


                                                2000            1999            1998

Items included in other income
    Fees from demand deposit overdrafts     $  3,096,246    $  1,873,349    $  1,865,849

7. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2000, 1999 and 1998 follow.

                                 2000            1999            1998

Income tax provision
    Current                  $  8,580,360    $  7,490,203    $  6,333,067
    Deferred                     (695,823)       (163,046)        225,722
                             --------------------------------------------

    Total                    $  7,884,537    $  7,327,157    $  6,558,789
                             ============================================

Changes in deferred taxes of $733,431, $(999,318) and $189,867 related to unrealized gains and losses on securities available for sale during 2000, 1999 and 1998, respectively, were allocated to shareholders' equity in the respective years.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 36

A reconciliation of reported income tax expense for the years ended December 31, 2000, 1999 and 1998 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

                                                               2000            1999            1998

Statutory federal income tax rate                               35%             35%             35%
                                                           ============================================

Tax provision at statutory rate                            $  8,210,692    $  7,722,382    $  7,002,528
Increase (decrease) in income taxes
    resulting from:
    Tax-exempt interest income                               (1,184,199)     (1,226,880)     (1,184,198)
    State income taxes net of federal tax benefit               707,427         710,898         678,163
    Other                                                       150,617         120,757          62,296
                                                           --------------------------------------------

Income tax provision                                       $  7,884,537    $  7,327,157    $  6,558,789
                                                           ============================================

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                               DECEMBER 31, 2000
                                                 --------------------------------------------
                                                    ASSETS        LIABILITIES       TOTAL

EXCESS BOOK OVER TAX BAD DEBT EXPENSE            $  2,481,135                    $  2,481,135
EXCESS TAX OVER BOOK DEPRECIATION                                $   (480,492)       (480,492)
UNREALIZED GAINS ON SECURITIES
    AVAILABLE FOR SALE                                               (238,099)       (238,099)
OTHER, NET                                            342,888        (365,943)        (23,055)
                                                 --------------------------------------------

TOTAL                                            $  2,824,023    $ (1,084,534)   $  1,739,489
                                                 ============================================

                                                             December 31, 1999
                                                 ------------------------------------------
                                                    Assets       Liabilities       Total

Excess book over tax bad debt expense            $  1,745,145                   $  1,745,145
Excess tax over book depreciation                                $ (511,825)        (511,825)
Unrealized losses on securities
    available for sale                                495,332                        495,332
Other, net                                            302,159      (253,714)          48,445
                                                 -------------------------------------------

Total                                            $  2,542,636    $ (765,539)    $  1,777,097
                                                 ===========================================

The net deferred tax asset is included in "other assets" on the balance sheet.

Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

8. STOCK OPTIONS

At December 31, 2000, 1999 and 1998, 144,580, 144,325 and 149,529 shares of common stock, respectively, were reserved for stock options outstanding under the Company's stock option plans. At December 31, 2000, there were no shares available for grants. There were 26,893 and 52,860 shares of common stock at December 31, 1999 and 1998, respectively, that were reserved for stock options not yet granted. Option prices are established at market value on the dates granted by the Board of Directors.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 37

Certain option information for the years ended December 31, 2000, 1999 and 1998 follows:

                                                       Exercise Price Per Share
                                                   --------------------------------
                                                          Range
                                                   --------------------    Weighted
                                        Shares       From         To       Average

Outstanding, December 31, 1997          142,102    $  12.16    $  23.00    $  15.70
  Granted                                43,562       24.40       32.75       29.59
  Exercised                              32,785       12.16       22.40       12.43
  Expired and canceled                    3,350       16.54       29.60       24.01
                                       --------
Outstanding, December 31, 1998          149,529       12.58       32.75       20.28
  Granted                                28,800       22.00       27.63       22.26
  Exercised                              30,984       12.58       21.60       13.01
  Expired and canceled                    3,020       14.00       29.60       23.38
                                       --------
Outstanding, December 31, 1999          144,325       13.86       32.75       22.17
  GRANTED                                21,442       22.63       22.63       22.63
  EXERCISED                              21,187       13.86       14.00       13.87
  EXPIRED AND CANCELED                       --          --          --          --
                                       --------
OUTSTANDING, DECEMBER 31, 2000          144,580    $  16.53    $  32.75    $  23.46
                                       ========

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 follow.

                              Outstanding Options                Exercisable Options
                     ------------------------------------------------------------------
    Range of                    Remaining       Weighted                    Weighted
Exercise Prices       Shares   Life (years)  Average Price     Shares     Average Price

$ 14.76 - 16.75        20,967       0.3         $  16.54        20,967      $  16.54
  16.76 - 21.75        29,059       1.3            21.60        23,243         21.60
  21.76 - 22.75        49,942       4.1            22.38         5,700         22.21
  22.76 - 28.75         4,050       1.7            23.56         2,935         23.27
  28.76 - 29.75        39,312       2.4            29.60        15,724         29.60
  29.76 - 32.75         1,250       2.4            31.93           500         31.93
                     --------                                 --------
$ 12.58 - 32.75       144,580       2.4         $  23.46        69,069      $  22.08
                     ========                                 ========

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 become exercisable over a five-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. No option may be exercisable more than five-years after the date of grant.

The Company accounts for compensation costs related to the Company's employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation cost for the Company's employee stock option plan been determined using the fair value method, the Company's pro forma net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                      2000            1999            1998

Net income
  As reported                     $ 15,574,583    $ 14,736,792    $ 13,448,435
  Pro forma                         15,475,150      14,606,433      13,183,494

Net income per share
  As reported - Basic             $       1.38    $       1.28    $       1.17
              - Diluted                   1.38            1.28            1.17
  Pro forma - Basic                       1.37            1.27            1.15
            - Diluted                     1.37            1.27            1.15


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 38

In estimating the compensation expense associated with the fair value method, using The Black Scholes Method, the following assumptions were used:

                                      2000             1999             1998

Option value, aggregate             $ 8.46           $ 8.37           $10.61
Risk-free rate                        5.09%            6.18%            5.09%
Average expected term (years)       4.3 YEARS       4.2 years        4.5 years
Expected volatility                  45.96%           42.21%           38.75%
Expected dividend yield               2.02%            1.57%            1.30%
Expected turnover                     2.85%            2.63%            1.42%

9. EMPLOYEE BENEFIT PLANS

The Bank has a profit-sharing plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $793,030, $559,898 and $361,927 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Bank sponsors a Supplemental Executive Retirement Plan ("SERP"). The SERP allows the Bank to supplement the level of certain executives' retirement income over that which is obtainable through the tax-qualified retirement plan sponsored by the Bank. Contributions totaled $27,946, $22,755 and $13,814 for the years ended December 31, 2000, 1999 and 1998, respectively.

GLL sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, GLL may make matching contributions to the plan. Contributions totaled $75,644, $82,239 and $88,680 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. LEASES

LESSEE - OPERATING - The Company's subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows:

            Year                Payments

            2001              $   194,772
            2002                  182,501
            2003                  178,395
            2004                  177,254
            2005                   62,400
         thereafter               472,600
                              -----------

           Total              $ 1,267,922
                              ===========

Rental expense charged to operations under all operating lease agreements was $274,313, $256,173 and $257,652 for the years ended December 31, 2000, 1999 and
1998, respectively.

LESSOR - OPERATING - The Company leases one small office space to an unaffiliated lessee.

Rental income received under all operating lease agreements was $3,600 for each of the three years ended December 31, 2000, 1999 and 1998.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 39

11. OVERNIGHT BORROWINGS

Federal funds purchased generally represent overnight borrowings by the Bank for temporary funding requirements. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by U.S. Treasury and U.S. Government agency securities. Following is a summary of these borrowings:

                                                              2000          1999          1998

Federal funds purchased:
Balance at end of year                                     $       --    $       --    $       --
Weighted average interest rate at end of year                      --            --            --
Maximum amount outstanding at any
    month-end during the year                              $3,000,000    $    6,500    $       --
Average daily balance outstanding
    during the year                                        $  498,019    $       42    $   71,233
Average annual interest rate paid
    during the year                                              7.02%         4.76%         5.86%

Securities sold under agreements to repurchase:
Balance at end of year                                     $1,804,609    $1,643,832    $1,538,350
Weighted average interest rate at end of year                    5.98%         3.76%         4.20%
Maximum amount outstanding at any
    month-end during the year                              $2,449,243    $2,237,625    $4,188,622
Average daily balance outstanding
    during the year                                        $2,074,143    $1,963,163    $3,669,825
Average annual interest rate paid
    during the year                                              5.67%         4.41%         4.89%

In 1998, the Bank began selling a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company. During 1998, most of the Bank's qualifying commercial customers who were buying securities overnight under agreements by the Bank to repurchase such securities converted to the commercial paper sweep account product.

                                                               2000            1999            1998

Commercial deposits swept into commercial paper:
Balance at end of year                                     $ 10,963,833    $ 11,817,942    $  6,352,611
Weighted average interest rate at end of year                      4.25%           4.25%           4.25%
Maximum amount outstanding at any
    month-end during the year                              $ 12,771,416    $ 12,020,897    $  6,352,611
Average daily balance outstanding
    during the year                                        $  9,957,092    $  9,327,372    $  1,826,915
Average annual interest rate paid
    during the year                                                4.34%           4.39%           4.36%

12. OTHER BORROWINGS

GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of lines of credit from one of the Company's correspondent financial institutions. For the years ended December 31, 2000, 1999 and 1998 such lines of credit totaled $15,000,000, $21,000,000 and
$20,000,000, respectively. GLL requests the lines of credit based on its estimated funding needs for the year. Outstanding balances under the lines of credit accrue interest at rates ranging from the 30-day LIBOR plus 50 basis points to fund mortgages originated and sold to 30-day LIBOR plus 75 basis points to fund construction loans. These lines of credit are secured by the mortgage loans originated. In addition, the Company serves as guarantor on borrowings under these arrangements.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 40

13. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Following is the reconciliation of EPS for the years ended December 31, 2000, 1999 and 1998.

                                                               2000            1999            1998

BASIC EARNINGS PER SHARE
Net income                                                 $ 15,574,583    $ 14,736,792    $ 13,448,435
                                                           --------------------------------------------

Divide by: Weighted average shares outstanding               11,308,120      11,477,971      11,461,607
                                                           --------------------------------------------

Basic earnings per share                                   $       1.38    $       1.28    $       1.17
                                                           ============================================

DILUTED EARNINGS PER SHARE
Net income                                                 $ 15,574,583    $ 14,736,792    $ 13,448,435
                                                           --------------------------------------------

Divide by: Weighted average shares outstanding               11,308,120      11,477,971      11,461,607
           Potentially dilutive effect of
            stock options                                        10,108          21,547          47,922
                                                           --------------------------------------------
           Weighted average shares outstanding,
            including potentially dilutive effect
            of stock options                                 11,318,228      11,499,518      11,509,529
                                                           --------------------------------------------

Diluted earnings per share                                 $       1.38    $       1.28    $       1.17
                                                           ============================================

14. REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), the North Carolina State Banking Commission and the FRB.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and GLL. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2000, the Bank had undivided profits, as defined, of $96,542,166.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 41

Quantitative measures established by regulation to ensure capital adequacy require the Company (set forth in the table below) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company's or the Bank's capital categories.

The Company's actual capital amounts and ratios are also presented in the table:

                                                                                                 To Be Well
                                                                                                Capitalized
                                                                                                Under Prompt
                                                                          For Capital            Corrective
                                                                            Adequacy               Action
                                                       Actual               Purposes             Provisions
                                                 ------------------     -----------------    ------------------
(dollars in thousands)                           Amount       Ratio     Amount      Ratio    Amount       Ratio
AS OF DECEMBER 31, 2000
  TOTAL CAPITAL TO RISK WEIGHTED ASSETS          $125,069     25.60%    $ 39,085     8.00%   $ 48,856     10.00%
  TIER I CAPITAL TO RISK WEIGHTED ASSETS          118,956     24.35%      19,542     4.00%     29,314      6.00%
  TIER I CAPITAL TO AVERAGE ASSETS                118,956     18.25%      26,078     4.00%     32,597      5.00%

As of December 31, 1999
  Total capital to risk weighted assets          $118,831     27.57%    $ 34,476     8.00%   $ 43,095     10.00%
  Tier I capital to risk weighted assets          114,084     26.47%      17,238     4.00%     25,857      6.00%
  Tier I capital to average assets                114,084     18.73%      24,359     4.00%     30,449      5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $4,284,000 for the year ended December 31, 2000. The Bank maintained average reserve balances in excess of the requirements.

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for Bank of Granite Corporation (parent company only) follows:

                                                                   December 31,
                                                           ----------------------------
CONDENSED BALANCE SHEETS                                       2000            1999

Assets:
  Cash on deposit with bank subsidiary                     $ 12,072,663    $ 12,597,230
  Investment in subsidiary bank at equity                   112,507,671     107,471,986
  Investment in subsidiary mortgage bank at equity            2,763,843       2,685,128
  Other investments                                           2,662,203       2,226,814
  Other assets                                                  285,612         403,527
                                                           ----------------------------
  Total                                                    $130,291,992    $125,384,685
                                                           ============================

Liabilities and Shareholders' Equity:
  Other borrowings                                         $ 10,963,833    $ 11,817,942
  Other liabilities                                              12,822         115,634
  Shareholders' equity                                      119,315,337     113,451,109
                                                           ----------------------------
  Total                                                    $130,291,992    $125,384,685
                                                           ============================


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 42

                                                                 For the Years Ended December 31,
                                                           --------------------------------------------
CONDENSED RESULTS OF OPERATIONS                                2000            1999            1998

Equity in earnings of subsidiary bank:
  Dividends                                                $ 11,849,229    $  6,444,319    $  3,949,744
  Earnings retained                                           3,990,387       8,029,240       8,594,848
Equity in earnings of subsidiary mortgage bank:
  Dividends                                                     169,535              --              --
  Earnings retained                                              74,645         678,743       1,025,273
Income (expenses), net                                         (509,213)       (415,510)       (121,430)
                                                           --------------------------------------------
Net income                                                 $ 15,574,583    $ 14,736,792    $ 13,448,435
                                                           ============================================

                                                                 For the Years Ended December 31,
                                                           --------------------------------------------
CONDENSED CASH FLOW                                            2000            1999            1998

Cash flows from operating activities:
  Interest received                                        $    191,438    $    158,961    $    136,548
  Interest paid                                                (432,357)       (409,016)        (79,563)
  Dividends received from subsidiary bank                    11,849,229       6,444,319       3,949,744
  Dividends received from subsidiary mortgage bank              169,535              --              --
  Net cash used by other
    operating activities                                       (292,089)        (77,119)       (492,435)
                                                           --------------------------------------------
  Net cash provided by operating activities                  11,485,756       6,117,145       3,514,294
                                                           --------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of securities
    available for sale                                               --         250,000         300,000
  Proceeds from sales of securities
    available for sale                                               --              --         300,000
  Purchases of securities available for sale                   (339,988)       (414,008)       (649,989)
                                                           --------------------------------------------
  Net cash used by investing activities                        (339,988)       (164,008)        (49,989)
                                                           --------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in overnight borrowings              (854,109)      5,465,331       6,352,611
  Net proceeds from issuance of common stock                    293,813         402,987         407,592
  Net dividends paid                                         (4,756,387)     (4,361,793)     (3,895,419)
  Cash paid for fractional shares                                    --              --         (21,579)
  Purchases of common stock for treasury                     (6,353,652)     (1,262,043)             --
                                                           --------------------------------------------
  Net cash provided (used) by financing activities          (11,670,335)        244,482       2,843,205
                                                           --------------------------------------------
Net increase (decrease) in cash                                (524,567)      6,197,619       6,307,510
Cash at beginning of year                                    12,597,230       6,399,611          92,101
                                                           --------------------------------------------
Cash at end of year                                        $ 12,072,663    $ 12,597,230    $  6,399,611
                                                           ============================================


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 43

                                            (table concluded from previous page)

                                                                 For the Years Ended December 31,
                                                           --------------------------------------------
CONDENSED CASH FLOW                                            2000            1999            1998

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                               $ 15,574,583    $ 14,736,792    $ 13,448,435
                                                           --------------------------------------------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries         (4,065,032)     (8,707,983)     (9,620,121)
    Premium amortization and discount
      accretion, net                                             (1,428)         (1,440)            298
    Gains on sales or calls of
      securities available for sale                                  --              --          (1,733)
    Decrease (increase) in interest receivable                     (272)          1,661           6,072
    Decrease (increase) in other assets                          80,716         (14,698)       (318,657)
    Increase (decrease) in other liabilities                   (102,811)        102,813              --
                                                           --------------------------------------------
  Total adjustments                                          (4,088,827)     (8,619,647)     (9,934,141)
                                                           --------------------------------------------
  Net cash provided by operating activities                $ 11,485,756    $  6,117,145    $  3,514,294
                                                           ============================================

Supplemental disclosure of non-cash transactions:
  Transfer from retained earnings to common stock          $         --    $         --    $  2,291,855
  Increase (decrease) in unrealized
    gains or losses on securities
    available for sale                                           93,973        (320,940)       (106,226)
  Increase (decrease) in deferred income
    taxes on unrealized gains or losses
    on securities available for sale                            (37,472)        127,974          42,359

16. COMMITMENTS AND CONTINGENCIES

The Bank has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Bank to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2000 and 1999 was $81,135,503 and $74,923,283, respectively. Additionally, standby letters of credit of $2,865,570 and $3,188,371 were outstanding at December 31, 2000 and 1999, respectively.

The Bank's exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Bank uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer's creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral held varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 44

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                             DECEMBER 31, 2000               December 31, 1999
                                       ----------------------------    ----------------------------
                                                        ESTIMATED                       Estimated
                                         CARRYING         FAIR           Carrying         Fair
                                          AMOUNT          VALUE           Amount          Value

Assets:
  Cash and cash equivalents            $ 30,627,080    $ 30,627,080    $ 51,138,496    $ 51,138,496
  Marketable securities                 167,505,220     168,566,468     155,345,479     154,235,702
  Loans                                 444,046,496     444,375,450     385,442,542     387,470,000
Liabilities:
  Demand deposits                       228,320,580     228,320,580     223,070,806     223,070,806
  Time deposits                         288,960,920     287,486,013     248,588,392     248,085,000
  Overnight borrowings                   12,768,442      12,768,442      13,461,774      13,461,774
  Other borrowings                        7,840,267       7,840,267       8,626,481       8,626,481

The fair value of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

No adjustment was made to the entry-value interest rates for changes in credit of loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis.

Demand deposits are shown at their face value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                      *****


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 45

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2000 AND 1999

2000                                    QUARTER 1       QUARTER 2       QUARTER 3       QUARTER 4

INTEREST INCOME                        $ 12,780,141    $ 13,749,537    $ 14,133,852    $ 14,605,934
INTEREST EXPENSE                          4,211,461       4,487,189       5,034,693       5,438,681
                                       ------------------------------------------------------------
NET INTEREST INCOME                       8,568,680       9,262,348       9,099,159       9,167,253
PROVISION FOR LOAN LOSSES                   645,000         788,427       1,504,859         955,299
                                       ------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES             7,923,680       8,473,921       7,594,300       8,211,954
OTHER INCOME                              1,659,681       2,048,972       2,135,695       2,189,332
OTHER EXPENSE                             4,108,441       4,276,186       4,188,116       4,205,672
                                       ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                5,474,920       6,246,707       5,541,879       6,195,614
INCOME TAXES                              1,813,444       2,159,277       1,807,456       2,104,360
                                       ------------------------------------------------------------
NET INCOME                             $  3,661,476    $  4,087,430    $  3,734,423    $  4,091,254
                                       ============================================================
NET INCOME PER SHARE
    BASIC                              $       0.32    $       0.36    $       0.33    $       0.37
    DILUTED                                    0.32            0.36            0.33            0.37
AVERAGE SHARES OUTSTANDING
    BASIC                                11,419,226      11,350,996      11,287,584      11,174,674
    DILUTED                              11,428,451      11,361,181      11,302,265      11,181,805

1999                                    Quarter 1       Quarter 2       Quarter 3       Quarter 4

Interest income                        $ 11,790,449    $ 11,753,306    $ 12,099,239    $ 12,362,540
Interest expense                          4,008,787       3,867,697       3,867,524       4,008,459
                                       ------------------------------------------------------------
Net interest income                       7,781,662       7,885,609       8,231,715       8,354,081
Provision for loan losses                   164,579         316,002         616,002         766,002
                                       ------------------------------------------------------------
Net interest income after
    provision for loan losses             7,617,083       7,569,607       7,615,713       7,588,079
Other income                              2,432,386       2,021,828       1,876,651       1,878,677
Other expense                             4,414,690       4,332,736       4,120,205       3,668,444
                                       ------------------------------------------------------------
Income before income taxes                5,634,779       5,258,699       5,372,159       5,798,312
Income taxes                              1,869,515       1,730,579       1,769,607       1,957,456
                                       ------------------------------------------------------------
Net income                             $  3,765,264    $  3,528,120    $  3,602,552    $  3,840,856
                                       ============================================================
Net income per share
    Basic                              $       0.33    $       0.31    $       0.31    $       0.34
    Diluted                                    0.33            0.31            0.31            0.33
Average shares outstanding
    Basic                                11,483,161      11,486,667      11,480,156      11,461,900
    Diluted                              11,515,068      11,506,248      11,496,091      11,477,531

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 46

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on page 4 - 6 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 2001 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages 7 - 10 in the definitive proxy materials of the Company filed in connection with its 2001 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth on pages 2 & 6 in the definitive proxy materials of the Company filed in connection with its 2001 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page 16 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 2001 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K *

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

a.1.              Financial Statements

                  The information required by this item is set forth under Item 8

   2.             Financial Statement Schedules

                  None

   3.             Exhibits

         3.(i)    Certificate of Incorporation

                  Bank of Granite Corporation's Restated Certificate of
                  Incorporation, as amended, filed as Exhibits 4.2, 4.3, 4.4,
                  4.5 and 4.6 to the Registrant's Registration Statement on Form
                  S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

           (ii)   Bylaws of the Registrant

                  Bank of Granite Corporation's Bylaws, filed as Exhibit D of
                  Pre-Effective Amendment No. 1 to the Registrant's Registration
                  Statement on Form S-4 (Registration Statement No. 33-11876) on
                  February 23, 1987 is incorporated herein by reference


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 47

       10.        Material Contracts

          1. Bank of Granite Employees' Profit Sharing Plan and Trust, as amended December 31, 1996

          2.      Bank of Granite Supplemental Executive Retirement Plan

          3.      Bank of Granite Corporation's 1997 Incentive Stock Option
                  Plan, filed as Exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

          4. Employment and Noncompetition Agreement, dated June 1, 1999, between GLL & Associates, Inc. and Gary L. Lackey

       11.        Schedule of Computation of Net Income Per Share

                  The information required by this item is also set forth under
                  Item 8, Note 1. Summary Of Significant Accounting Policies and
                  Note 13. Reconciliation Of Basic And Diluted Earnings Per
                  Share

       21.        Subsidiaries of the Registrant

                  The information required by this item is also set forth under
                  Item 8, Note 1. Summary Of Significant Accounting Policies

       23.        Consent of Independent Auditors

b.                Reports on Form 8-K

                  On January 8, 2001, the Company filed a report on Form 8-K regarding its January 8, 2001 news release in which it announced its earnings for the quarter ended December 31, 2000. The full text news release dated January 8, 2001 was attached as exhibit 99(a) to this Form 8-K filing.


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 48

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BANK OF GRANITE CORPORATION

                                    By:  /s/ John A. Forlines, Jr.
                                        ----------------------------------------
                                         John A. Forlines, Jr.
                                         Chairman and Chief Executive Officer
                                         March 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                            Title                            Date



/s/ John A. Forlines, Jr.                    Chairman and                    March 12, 2001
---------------------------------      Chief Executive Officer
John A. Forlines, Jr.


/s/ Kirby A. Tyndall                     Secretary/Treasurer,                March 12, 2001
---------------------------------           Chief Financial
Kirby A. Tyndall, CPA                    Officer and Principal
                                          Accounting Officer


/s/ John N. Bray                               Director                      March 12, 2001
---------------------------------
John N. Bray


/s/ Paul M. Fleetwood, III                     Director                      March 12, 2001
---------------------------------
Paul M. Fleetwood, III, CPA


/s/ John A. Forlines, Jr.                      Director                      March 12, 2001
---------------------------------
John A. Forlines, Jr.


/s/ Barbara F. Freiman                         Director                      March 12, 2001
---------------------------------
Barbara F. Freiman


/s/ Hugh R. Gaither                            Director                      March 12, 2001
---------------------------------
Hugh R. Gaither


/s/ Charles M. Snipes                          Director                      March 12, 2001
---------------------------------
Charles M. Snipes


/s/ Boyd C. Wilson, Jr.                        Director                      March 12, 2001
---------------------------------
Boyd C. Wilson, Jr., CPA


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 49

                           Bank of Granite Corporation
                                  Exhibit Index

                                                                                      Begins
Exhibit                                                                               on Page

3.(i)            Bank of Granite Corporation's Certificate of Incorporation               *

3.(ii)           Bank of Granite Corporation's Bylaws                                     *

10.1             Bank of Granite Employees' Profit Sharing Plan and Trust                51

10.2             Bank of Granite Supplemental Executive Retirement Plan                 168

10.3             Bank of Granite Corporation's 1997 Incentive Stock Option Plan           *

10.4             Employment and Noncompetition Agreement between
                    GLL & Associates, Inc. and Gary L. Lackey                           176

11               Schedule of Computation of Net Income Per Share                        181

21               Subsidiaries of the Registrant                                         182

23               Consent of Independent Auditors                                        183

* Incorporated herein by reference


Bank of Granite Corporation, Form 10-K, December 31, 2000, Page 50