Form 10-Q
period 2001-03-31
BANK OF GRANITE CORP
filed 2001-05-11
CIK 810689

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      MARCH 31, 2001
                                       OR
[ ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the transition period from           to
                                                          ---------    --------

                   Commission file number    0-15956
                                         -----------------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  56-1550545
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   POST OFFICE BOX 128, GRANITE FALLS, N.C.                   28630
----------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

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

                           COMMON STOCK, $1 PAR VALUE
               11,117,947 SHARES OUTSTANDING AS OF APRIL 30, 2001

--------------------------------------------------------------------------------
================================================================================

                         Exhibit Index begins on page 20


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 1 of 35

INDEX


                                                                            Begins
                                                                            on Page
                                                                            -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

     Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000                                  3

     Consolidated Statements of Income
         Three Months Ended March 31, 2001 and 2000                            4

     Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 2001 and 2000                            5

     Consolidated Statements of Changes in Shareholders' Equity
         Three Months Ended March 31, 2001 and 2000                            6

     Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                            7

     Notes to Consolidated Financial Statements                                9

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of Proceeds                             17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

Signatures                                                                    19

Exhibit Index                                                                 20


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 2 of 35

ITEM 1. FINANCIAL STATEMENTS

BANK OF GRANITE CORPORATION                                                         MARCH 31,            December 31,
Consolidated Balance Sheets                                                           2001                    2000
                                                                                  (UNAUDITED)

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                        $  21,632,046           $  23,603,938
  Interest-bearing deposits                                                            463,042                 423,142
  Federal funds sold                                                                31,750,000               6,600,000

                                                                                 -------------           -------------
Total cash and cash equivalents                                                     53,845,088              30,627,080
                                                                                 -------------           -------------

Investment securities:
  Available for sale, at fair value                                                 77,518,242              85,296,735
  Held to maturity, at amortized cost                                               80,777,742              82,208,485

Loans                                                                              473,156,573             450,398,252
Allowance for loan losses                                                           (6,918,760)             (6,351,756)
                                                                                 -------------           -------------
Net loans                                                                          466,237,813             444,046,496
                                                                                 -------------           -------------

Premises and equipment, net                                                          9,007,962               9,239,836
Accrued interest receivable                                                          6,509,022               6,268,844
Other assets                                                                         8,792,693               3,935,336
                                                                                 -------------           -------------

Total assets                                                                     $ 702,688,562           $ 661,622,812
                                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand accounts                                                                $  94,653,108           $  94,326,293
  NOW accounts                                                                      78,837,732              80,283,789
  Money market accounts                                                             30,178,721              29,993,262
  Savings accounts                                                                  25,136,092              23,717,236
  Time deposits of $100,000 or more                                                145,621,133             124,437,284
  Other time deposits                                                              172,400,720             164,523,636

                                                                                 -------------           -------------
  Total deposits                                                                   546,827,506             517,281,500
Overnight borrowings                                                                 9,876,816              12,768,442
Other borrowings                                                                    17,254,654               7,840,267
Accrued interest payable                                                             2,775,021               2,796,811
Other liabilities                                                                    4,602,485               1,620,455
                                                                                 -------------           -------------
Total liabilities                                                                  581,336,482             542,307,475
                                                                                 -------------           -------------

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,517,084 shares in 2001 and 11,517,084 shares in 2000
  Outstanding - 11,106,816 shares in 2001 and 11,152,949 shares in 2000             11,517,084              11,517,084
Capital surplus                                                                     23,260,188              23,260,188
Retained earnings                                                                   94,416,119              91,794,837
Accumulated other comprehensive income,
  net of deferred income taxes                                                         690,788                 358,923
Less:  Cost of common shares in treasury;
  Held - 410,268 shares in 2001 and 364,135 shares in 2000                          (8,532,099)             (7,615,695)
                                                                                 -------------           -------------
Total shareholders' equity                                                         121,352,080             119,315,337
                                                                                 -------------           -------------

Total liabilities and shareholders' equity                                       $ 702,688,562           $ 661,622,812
                                                                                 =============           =============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 3 of 35

BANK OF GRANITE CORPORATION                                                                   Three Months
Consolidated Statements of Income                                                           Ended March 31,
  (unaudited)                                                                        2001                     2000

INTEREST INCOME:
Interest and fees on loans                                                       $  11,559,337           $  10,168,710
Federal funds sold                                                                     197,852                 395,245
Interest-bearing deposits                                                                8,165                   5,469
Investments:
  U.S. Treasury                                                                        114,703                 142,631
  U.S. Government agencies                                                           1,207,531               1,028,982
  States and political subdivisions                                                    828,116                 855,957
  Other                                                                                180,655                 183,147

                                                                                 -------------           -------------
Total interest income                                                               14,096,359              12,780,141
                                                                                 -------------           -------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                                                    2,131,700               1,536,636
Other deposits                                                                       3,177,979               2,445,589
Overnight borrowings                                                                   102,010                 145,734
Other borrowings                                                                       132,533                  83,502

                                                                                 -------------           -------------
Total interest expense                                                               5,544,222               4,211,461
                                                                                 -------------           -------------

Net interest income                                                                  8,552,137               8,568,680
Provision for loan losses                                                              699,898                 645,000

                                                                                 -------------           -------------
Net interest income after
  provision for loan losses                                                          7,852,239               7,923,680
                                                                                 -------------           -------------

OTHER INCOME:
Service charges on deposit accounts                                                  1,261,297                 882,163
Other service charges, fees and commissions                                            902,564                 633,277
Securities gains                                                                       128,335                      --
Other                                                                                  154,661                 144,241

                                                                                 -------------           -------------
Total other income                                                                   2,446,857               1,659,681
                                                                                 -------------           -------------

OTHER EXPENSES:
Salaries and wages                                                                   2,280,903               2,000,053
Employee benefits                                                                      511,623                 433,673
Occupancy expense, net                                                                 215,328                 208,180
Equipment expense                                                                      379,362                 329,258
Other                                                                                1,113,400               1,137,277

                                                                                 -------------           -------------
Total other expenses                                                                 4,500,616               4,108,441
                                                                                 -------------           -------------

Income before income taxes                                                           5,798,480               5,474,920
Income taxes                                                                         1,950,374               1,813,444
                                                                                 -------------           -------------

Net income                                                                       $   3,848,106           $   3,661,476
                                                                                 =============           =============

PER SHARE AMOUNTS:
Net income - Basic                                                               $        0.35           $        0.32
Net income - Diluted                                                                      0.35                    0.32
Cash dividends                                                                            0.11                    0.10
Book value                                                                               10.93                   10.07

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 4 of 35

BANK OF GRANITE CORPORATION                                                                   Three Months
Consolidated Statements of                                                                  Ended March 31,
  Comprehensive Income                                                               2001                    2000
  (unaudited)

Net income                                                                       $  3,848,106            $  3,661,476
                                                                                 ------------            ------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  income (losses), before tax:
  Unrealized gains (losses) on
    securities available for sale                                                     551,952                (451,978)
  Less:  Reclassification
    adjustments for gains
    included in net income                                                            128,335                      --
                                                                                 ------------            ------------
Items of other comprehensive
  income (losses), before tax                                                         423,617                (451,978)
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                                                     220,087                (180,233)
                                                                                 ------------            ------------
Other comprehensive
  income (losses), net of tax                                                         203,530                (271,745)
                                                                                 ------------            ------------

Comprehensive income                                                             $  4,051,636            $  3,389,731
                                                                                 ============            ============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 5 of 35

BANK OF GRANITE CORPORATION                                                                   Three Months
Consolidated Statements of Changes in                                                       Ended March 31,
  Shareholders' Equity (unaudited)                                                    2001                    2000

COMMON STOCK, $1 PAR VALUE
At beginning of period                                                           $   11,517,084          $   11,495,897

                                                                                 --------------          --------------
At end of period                                                                     11,517,084              11,495,897
                                                                                 --------------          --------------

CAPITAL SURPLUS
At beginning of period                                                               23,260,188              22,987,562

                                                                                 --------------          --------------
At end of period                                                                     23,260,188              22,987,562
                                                                                 --------------          --------------

RETAINED EARNINGS
At beginning of period                                                               91,794,837              80,976,641
Net income                                                                            3,848,106               3,661,476
Cash dividends paid                                                                  (1,226,824)             (1,143,920)

                                                                                 --------------          --------------
At end of period                                                                     94,416,119              83,494,197
                                                                                 --------------          --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES
At beginning of period                                                                  358,923                (746,948)
Net change in unrealized gains or losses on securities
  available for sale, net of deferred income taxes                                      331,865                (271,745)

                                                                                 --------------          --------------
At end of period                                                                        690,788              (1,018,693)
                                                                                 --------------          --------------

COST OF COMMON SHARES HELD IN TREASURY
At beginning of period                                                               (7,615,695)             (1,262,043)
Cost of common shares repurchased                                                      (916,404)             (1,086,292)

                                                                                 --------------          --------------
At end of period                                                                     (8,532,099)             (2,348,335)
                                                                                 --------------          --------------

TOTAL SHAREHOLDERS' EQUITY                                                       $  121,352,080          $  114,610,628
                                                                                 ==============          ==============

SHARES ISSUED
At beginning of period                                                               11,517,084              11,495,897

                                                                                 --------------          --------------
At end of period                                                                     11,517,084              11,495,897
                                                                                 --------------          --------------

SHARES HELD IN TREASURY
At beginning of period                                                                 (364,135)                (56,696)
Common shares repurchased                                                               (46,133)                (56,200)

                                                                                 --------------          --------------
At end of period                                                                       (410,268)               (112,896)
                                                                                 --------------          --------------

TOTAL SHARES OUTSTANDING                                                             11,106,816              11,383,001
                                                                                 ==============          ==============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 6 of 35

BANK OF GRANITE CORPORATION                                                                   Three Months
Consolidated Statements of Cash Flows                                                       Ended March 31,
  (unaudited)                                                                        2001                    2000

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                              $ 13,875,465            $ 12,385,735
  Fees and commissions received                                                     2,318,522               1,659,681
  Interest paid                                                                    (5,566,012)             (4,205,478)
  Cash paid to suppliers and employees                                             (8,109,306)                508,254
  Income taxes paid                                                                  (146,311)               (128,077)
                                                                                 ------------            ------------
    Net cash provided by operating activities                                       2,372,358              10,220,115
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                                  18,370,000               6,625,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                                     3,049,325               3,061,750
  Proceeds from sales of securities
    available for sale                                                                130,755                      --
  Purchase of securities available for sale                                       (10,020,434)            (14,095,001)
  Purchase of securities held to maturity                                          (1,659,407)                     --
  Net increase in loans                                                           (22,891,215)            (15,858,561)
  Capital expenditures                                                                (58,913)               (145,093)

                                                                                 ------------            ------------
    Net cash used by investing activities                                         (13,079,889)            (20,411,905)
                                                                                 ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market
    and savings deposits                                                              485,073              14,884,679
  Net increase in time deposits                                                    29,060,933               6,741,058
  Net increase (decrease) in overnight borrowings                                  (2,891,626)              1,322,692
  Net increase in other borrowings                                                  9,414,387                 836,288
  Dividend paid                                                                    (1,226,824)             (1,143,920)
  Purchases of common stock for treasury                                             (916,404)             (1,086,292)

                                                                                 ------------            ------------
    Net cash provided by financing activities                                      33,925,539              21,554,505
                                                                                 ------------            ------------

Net increase in cash equivalents                                                   23,218,008              11,362,715
Cash and cash equivalents at beginning of period                                   30,627,080              51,138,496
                                                                                 ------------            ------------

Cash and cash equivalents at end of period                                       $ 53,845,088            $ 62,501,211
                                                                                 ============            ============

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 7 of 35

BANK OF GRANITE CORPORATION                                                                   Three Months
Consolidated Statements of Cash Flows                                                       Ended March 31,
  (unaudited) - (concluded)                                                          2001                    2000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                                     $  3,848,106            $  3,661,476
                                                                                 ------------            ------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                      286,461                 245,814
    Provision for loan loss                                                           699,898                 645,000
    Premium amortization, net                                                          19,284                  50,612
    Deferred income taxes                                                            (114,921)               (114,148)
    Gains on sales or calls of securities
      available for sale                                                             (128,335)                     --
    Losses on disposal or sale of equipment                                             4,326                      --
    Increase in taxes payable                                                       1,918,984               1,799,515
    Increase in accrued interest receivable                                          (240,178)               (445,018)
    Increase (decrease) in interest payable                                           (21,790)                  5,983
    Increase in other assets                                                       (4,962,523)               (743,188)
    Increase in other liabilities                                                   1,063,046               5,114,069
                                                                                 ------------            ------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                    (1,475,748)              6,558,639
                                                                                 ------------            ------------

  Net cash provided by operating activities                                      $  2,372,358            $ 10,220,115
                                                                                 ============            ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                                      $    551,952            $   (451,978)
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                     220,087                (180,233)
  Transfer from loans to other real estate owned                                           --                 142,000

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 8 of 35

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2001

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000.

The consolidated financial statements include the Company's two wholly-owned subsidiaries, the Bank of Granite (the "Bank"), a full service commercial bank, and GLL & Associates, Inc. ("GLL"), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company's 2000 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                                                           Three Months
                                                                                          Ended March 31,
(in shares)                                                                         2001                    2000

Weighted average shares outstanding                                              11,141,509              11,419,226
Potentially dilutive effect of stock options                                          4,365                   9,225
                                                                                 ----------              ----------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                                                  11,145,874              11,428,451
                                                                                 ==========              ==========

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2001 and December 31, 2000 were as follows:

                                                                                   MARCH 31,             December 31,
                                                                                     2001                    2000

Unfunded commitments                                                             $ 82,387,238            $ 81,135,503
Letters of credit                                                                   3,819,261               2,865,570

4. New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instrument and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133," which delayed the Company's effective date until January 1, 2001. Effective January 1, 2001, the Company adopted the Standard. The Standard did not have an impact on the Company's financial statements and current disclosures.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management does not believe that SFAS No. 140 will have a material effect on the Company's financial statements and current disclosures.

Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 9 of 35

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

March 31, 2001 Compared With December 31, 2000

         Total assets increased $41,065,750, or 6.21%, from December 31, 2000 to March 31, 2001. Earning assets increased $38,738,985, or 6.20%, over the same three month period. Loans, the largest earning asset, increased $22,758,321, or 5.05%, over the same period, primarily because of a $13,115,417, or 2.98%, increase as of March 31, 2001 in loans of the Bank and a $9,642,904, or 97.10%, increase in the level of mortgage loans of GLL. Cash and cash equivalents increased $23,218,008, or 75.81%, because Federal funds sold increased of $25,150,000, or 381.06%, which was partially offset by a $1,971,892, or 8.35%, decrease in cash and due from banks. The increase in Federal funds sold was attributable to increases in deposits exceeding the increases in loans and to a decrease in investment securities. Investment securities decreased $9,209,236, or 5.50%, because of calls of debt securities due to lower interest rates. Also during this period, other assets increased $4,857,357, or 123.43%, primarily due to proceeds receivable of $4,500,000 from security calls and maturities that were unsettled as of March 31, 2001.

         Funding the asset growth was a combination of deposit growth, growth in overnight and other borrowings and earnings retained. Deposits increased $29,546,006, or 5.71%, from December 31, 2000 to March 31, 2001. Demand, NOW, money market and savings deposits increased $485,073, or 0.21%. Time deposits greater than $100,000 increased $21,183,849, or 17.02%, from December 31, 2000 to March 31, 2001. Other time deposits increased $7,877,084, or 4.79%, from December 31, 2000 to March 31, 2001. while total time deposits increased $29,060,933, or 10.06%, over the same period. The Company's loan to deposit ratio was 86.53% as of March 31, 2001 compared to 87.07% as of December 31, 2000, while the Bank's loan to deposit ratio was 81.63% compared to 83.17% when comparing the same periods.

         The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2000 to March 31, 2001, such overnight borrowings decreased $2,891,626, or 22.65%, reflecting a decrease of $3,157,694, or 28.80%, in lower overnight borrowings in the form of commercial paper, partially offset by an increase of $266,068, or 14.74%, in higher overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase. Other borrowings increased $9,414,387, or 120.08%, reflecting an increase in temporary borrowings by GLL primarily due to higher mortgage origination activity. Other liabilities increased $2,982,030, or 184.02%, from December 31, 2000 to March 31, 2001, primarily because of the combination of investment security purchases of $1,426,101 that were in the process of settlement and a $1,918,984 increase in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

         Common stock outstanding decreased 46,133 shares, or 0.41%, from December 31, 2000 to March 31, 2001, due to shares repurchased at an average price of $19.86 under the Company's current stock repurchase plan. Earnings retained were $2,621,282 for the first three months of 2001, after paying cash dividends of $1,226,824. Accumulated other comprehensive income, net of deferred income taxes, increased $331,865, or 92.46%, from December 31, 2000 to March 31, 2001, primarily because the value of securities available for sale rose when interest rates on longer term bonds fell during the period.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 10 of 35

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

         The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained strong during the three month period ended March 31, 2001.

         The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

         In response to a slowing economy during the first quarter of 2001, the Federal Reserve lowered its rate on short-term overnight funds by 150 basis points. Because of its asset sensitivity, the Company experienced a 50 basis point decline in its net interest margin, which was 5.72% in the first quarter of 2001 compared with 6.22% in the first quarter of 2000. The Company's variable rate loans, and certain investments that matured or were called, repriced immediately at the lower rates. The Company's time deposits will reprice as they mature over the next several quarters. The Federal Reserve reduced its overnight rates another 50 basis points in April and the Company believes that the Federal Reserve may further reduce short-term rates as the economy continues to show signs of weakness. The Federal Reserve lowers rates to reduce borrowing costs thereby increasing loan demand to stimulate the economy. Such increases in loan demand, should they occur, could mitigate the effects of the Company's repricing differences discussed above.

         The Bank uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as "rate shocks." "Rate shocks" measure the estimated theoretical impact on the Bank's tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes is based upon numerous assumptions including relative and estimated levels of key interest rates. "Rate shocks" modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes. Additionally, management does not believe rate changes of the magnitude described are likely in the foreseeable future.

         The Company has not experienced a material change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 2000.

Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 11 of 35

RESULTS OF OPERATIONS
For the Three Month Period Ended March 31, 2001
Compared With the Same Period in 2000

NET INTEREST INCOME FOR THE QUARTERLY PERIODS

         During the three month period ended March 31, 2001, interest income increased $1,316,218, or 10.30%, from the same period last year, primarily because of higher volumes of loans. Interest and fees on loans increased $1,390,627, or 13.68%, due to higher average volumes during the quarter. Yields on loans averaged 10.13% for the quarter, down from 10.31% for the same quarter last year. The prime lending rate during the three month period averaged 8.84% compared to 8.64% during the same period in 2000. Gross loans averaged $462,658,830 compared to $396,621,147 last year, an increase of $66,037,683, or
16.65%. Average loans of the Bank were $446,028,973 compared to $387,506,397 last year, an increase of $58,522,576, or 15.10%, while average loans of GLL were $16,629,857 compared to $9,114,750 last year, an increase of $7,515,107, or 82.45%. Interest on securities and overnight investments decreased $74,409, or 2.85%, due to lower average volumes invested during the quarter. Average securities and overnight investments were $175,070,532 compared to $187,071,245 last year, a decrease of $12,000,713, or 6.42%.

         Interest expense increased $1,332,761, or 31.65%, primarily because of higher rates and secondarily because of higher volumes of interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 4.97% for the quarter, up from 4.14% for the same quarter last year. Total interest-bearing deposits averaged $433,509,110 compared to $386,530,330 last year, an increase of $46,978,780, or 12.15%. Savings, NOW and money market deposits averaged $130,983,535 compared to $134,531,174 last year, a decrease of $3,547,639, or 2.64%. Time deposits averaged $302,525,575 compared to $251,999,156 last year, an increase of $50,526,419, or 20.05%. Overnight borrowings averaged $9,211,885 compared to $13,085,510 last year, a decrease of $3,873,625, or 29.60%, reflecting a decrease in overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $14,426,198 compared to $7,500,679 last year, an increase of $6,925,519, or 92.33%, due to an increase of $6,925,519, or 92.33%, in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 12 of 35

PROVISIONS FOR POSSIBLE LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES
  AND DISCUSSIONS OF ASSET QUALITY

         Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio, as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio.

         General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 2001, management determined a charge to operations of $699,898 would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At March 31, 2001, the loan loss reserve was 1.48% of net loans outstanding, compared to 1.43% as of December 31, 2000. The following table and subsequent discussion presents an analysis of changes in the allowance for loan losses during the first quarter of 2001.

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                 2001                 2000

Allowance for loan losses, beginning of period                                $6,351,756           $4,746,692
                                                                              ----------           ----------
Net charge-offs:
  Loans charged off:
  Real estate                                                                         --               65,288
  Commercial, financial and agricultural                                          26,202              168,309
  Credit cards and related plans                                                   6,044                1,907
  Installment loans to individuals                                                88,154               33,457
  Demand deposit overdraft program                                               109,739                   --
                                                                              ----------           ----------
  Total charge-offs                                                              230,139              268,961
                                                                              ----------           ----------
  Recoveries of loans previously charged off:
  Real estate                                                                     26,327               12,449
  Commercial, financial and agricultural                                           4,648               37,560
  Credit cards and related plans                                                     245                  521
  Installment loans to individuals                                                 2,522               26,487
  Demand deposit overdraft program                                                63,503                   --
                                                                              ----------           ----------
  Total recoveries                                                                97,245               77,017
                                                                              ----------           ----------
Total net charge-offs                                                            132,894              191,944
                                                                              ----------           ----------
Loss provisions charged to operations                                            699,898              645,000
                                                                              ----------           ----------
Allowance for loan losses, end of period                                      $6,918,760           $5,199,748
                                                                              ==========           ==========

Ratio of annualized net charge-offs during the
  period to average loans during the period                                         0.12%                0.20%
Allowance coverage of annualized net charge-offs                                 1283.73%              667.97%
Allowance as a percentage of gross loans                                            1.46%                1.28%
Allowance as a percentage of net loans                                              1.48%                1.30%


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 13 of 35

         Nonperforming assets at March 31, 2001 and December 31, 2000 were as follows:

                                                                               MARCH 31,          December 31,
                                                                                 2001                 2000
Nonperforming assets:
Nonaccrual loans                                                              $1,571,449           $1,502,019
Loans past due 90 days or more and
  still accruing interest                                                      2,770,822            1,982,926
                                                                              ----------           ----------
Total nonperforming loans                                                      4,342,271            3,484,945
Foreclosed properties                                                            133,846              133,846
                                                                              ----------           ----------
Total nonperforming assets                                                    $4,476,117           $3,618,791
                                                                              ==========           ==========

Nonperforming loans to total loans                                                  0.92%                0.77%
Allowance coverage of nonperforming loans                                         159.34%              149.21%
Nonperforming assets to total assets                                                0.64%                0.55%

         If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the first quarter would not have been materially different from the amount reported.

         The Company's investment in impaired loans at March 31, 2001 and December 31, 2000 was as follows:

                                                                               MARCH 31,          December 31,
                                                                                 2001                 2000
Investment in impaired loans:
  Impaired loans still accruing interest                                      $  769,740           $  545,351
  Accrued interest on accruing impaired loans                                     58,291               24,181
  Impaired loans not accruing interest                                         1,571,449            1,502,019
  Accrued interest on nonaccruing impaired loans                                  40,257               53,034
                                                                              ----------           ----------
Total investment in impaired loans                                            $2,439,737           $2,124,585
                                                                              ----------           ----------
Loan loss allowance related to impaired loans                                 $1,412,459           $1,009,562
                                                                              ==========           ==========

     When comparing March 31, 2001 with March 31, 2000, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $2,439,737 ($1,611,706 of which was on a non-accrual basis) and $1,882,617 ($1,152,630 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during 2001 and 2000 was not significantly different from the balance at March 31, 2001 and 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,412,459 and $657,655 at March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, the Company recognized interest income on those impaired loans of approximately $98,549 and $92,636, respectively.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 14 of 35

NONINTEREST INCOME AND EXPENSES FOR THE QUARTERLY PERIODS

         For the quarter ended March 31, 2001, total noninterest income was $2,446,857, up $787,176, or 47.43%, from $1,659,681 earned in the same period of
2000, primarily because of higher fees on deposit accounts and from mortgage originations. Fees on deposit accounts were $1,261,297 during the first quarter, up $379,134, or 42.98%, from $882,163 earned in the first quarter of 2000, primarily due to $401,436 in additional fees associated with the new demand deposit overdraft program designed for retail customers and introduced in April 2000. Other service fees and commissions were $902,564 for the first quarter of 2001, up $269,287, or 42.52%, from $633,277 earned in the same period of 2000.
Included in other service fees was mortgage origination fee income of $669,504 for 2001, up $272,720, or 68.73%, from $396,784 earned in the same period of 2000. As mortgage rates fell in the late fourth quarter of 2000 and early first quarter of 2001, mortgage origination activity increased substantially. First quarter gains on sales of securities were $128,335 in 2001 compared with no gains realized in the same period of 2000. Other noninterest income was $154,661 for the first quarter of 2001, up 7.22%, from $144,241 earned in the first quarter of 2000. Although management emphasizes the generation of fees from nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, management decided to continue the practice that was started in 2000 of retaining the small business loans in the Company's loan portfolio rather than selling these loans at one-time gains.

         First quarter 2001 noninterest expenses totaled $4,500,616, up $392,175, or 9.55%, from $4,108,441 in the same quarter of 2000, primarily because of higher personnel costs, which were $2,792,526 during the quarter, up $358,800, or 14.74%, from $2,433,726 in 2000. Of the $358,800 increase in personnel costs, $207,035 resulted from increased personnel costs in the Bank and $151,765 related to staffing for higher mortgage origination activity. Salaries and wages were $2,280,903 during the quarter, up $280,850, or 14.04%, from $2,000,053 in 2000, while employee benefits were $511,623, up $77,950, or 17.97%, compared to $433,673 in the first quarter of 2000. Bank salaries rose $134,696 or 8.84%, while mortgage-related salaries rose $146,154 or 30.67%.

         Noninterest expenses other than for personnel increased $33,375, or 1.99%, to $1,708,090 during the quarter from $1,674,715 incurred in the same period of 2000. Equipment expenses were up $50,104, or 15.22%, during the first quarter, which were partially offset by a $22,860 decrease in the other noninterest costs of the Company. Income tax expenses were $1,950,374 for the quarter, up $136,930, or 7.55%, from $1,813,444 for the 2000 first quarter. The effective tax rates were 33.64% and 33.12% for the first quarters of 2001 and 2000, respectively, with the slight increase primarily resulting from lower relative levels of income from tax-exempt loans and investments. Net income increased to $3,848,106 during the quarter, or 5.10%, from $3,661,476 earned in the same period of 2000.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 15 of 35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 2, Management's Discussion of Financial Condition and Results of Operations, above, under the caption "Liquidity, Interest Rate Sensitivity and Market Risk."

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

         The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel or general economic conditions.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 16 of 35

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.

(a) 1.            Financial Statements

                  The information required by this item is set forth under
                  Item 1

    2.            Financial Statement Schedules

                  None

    3.            Exhibits included herein

       (a)        Certificate of Incorporation

                  Bank of Granite Corporation's Restated Certificate of Incorporation, as amended

       (b)        Bylaws of the Registrant

                  Bank of Granite Corporation's Bylaws, filed as Exhibit D of Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 33-11876) on February 23, 1987 is incorporated herein by reference

    10.           Material Contracts

       1. Bank of Granite Employees' Profit Sharing Plan and Trust, as amended December 31, 1996, filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 17 of 35

       2. Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

       3. Bank of Granite Corporation's 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

       4. Employment and Noncompetition Agreement, dated June 1, 1999, between GLL & Associates, Inc. and Gary L. Lackey filed as
                  Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

    11.           Schedule of Computation of Net Income Per Share

                  The information required by this item is set forth under Item 1, Note 2

(b)               Reports on Form 8-K

                  On April 9, 2001, the Company filed a report on Form 8-K regarding its April 9, 2001 news release in which it announced its earnings for the quarter ended March 31, 2001. The full text news release dated April 9, 2001 was attached as exhibit 99(a) to this Form 8-K filing.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 18 of 35

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Bank of Granite Corporation
                                          (Registrant)



Date: May 8, 2001                         /s/ Kirby A. Tyndall

                                          --------------------------------------
                                          Kirby A. Tyndall
                                          Senior Vice President and
                                          Chief Financial Officer and
                                          Principal Accounting Officer



Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 19 of 35

EXHIBIT INDEX

                                                                                    Begins
                                                                                    on Page
                                                                                    -------
Certificate of Incorporation, as amended                                              21

Bylaws of the Registrant                                                               *

Bank of Granite Employees' Profit Sharing Plan and Trust, as amended                   *

Bank of Granite Supplemental Executive Retirement Plan                                 *

Bank of Granite Corporation's 1997 Incentive Stock Option Plan                         *

Employment and Noncompetition Agreement, dated June 1, 1999, between GLL &
  Associates, Inc. and Gary L. Lackey                                                  *



-------------------
* Incorporated herein by reference.


Bank of Granite Corporation, Form 10-Q, March 31, 2001, page 20 of 35