Form 10-Q
period 2001-06-30
BANK OF GRANITE CORP
filed 2001-08-09
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2001
                                     -------------
                                       OR
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _______________

                  Commission file number                  0-15956
                                             --------------------------------

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

                           COMMON STOCK, $1 PAR VALUE
                11,103,797 SHARES OUTSTANDING AS OF JULY 31, 2001

================================================================================

                         Exhibit Index begins on page 23



Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 1 of 23

INDEX

                                                                         Begins
                                                                        on Page
                                                                        -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000                                  3

     Consolidated Statements of Income
         Three Months Ended June 30, 2001 and 2000
         And Six Months Ended June 30, 2001 and 2000                          4

     Consolidated Statements of Comprehensive Income
         Three Months Ended June 30, 2001 and 2000
         And Six Months Ended June 30, 2001 and 2000                          5

     Consolidated Statements of Changes in Shareholders' Equity
         Six Months Ended June 30, 2001 and 2000                              6

     Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000                              7

     Notes to Consolidated Financial Statements                               9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   22

Exhibit Index                                                                23

Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 2 of 23

ITEM 1.  FINANCIAL STATEMENTS

BANK OF GRANITE CORPORATION                                                         JUNE 30,     December 31,
Consolidated Balance Sheets                                                           2001            2000
                                                                                  (UNAUDITED)

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                          $ 24,841,596    $ 23,603,938
  Interest-bearing deposits                                                             499,424         423,142
  Federal funds sold                                                                 20,025,000       6,600,000
                                                                                --------------------------------
Total cash and cash equivalents                                                      45,366,020      30,627,080
                                                                                --------------------------------

Investment securities:
  Available for sale, at fair value                                                  76,750,293      85,296,735
  Held to maturity, at amortized cost                                                82,090,414      82,208,485

Loans                                                                               485,037,913     450,398,252
Allowance for loan losses                                                            (8,452,032)     (6,351,756)
                                                                                --------------------------------
Net loans                                                                           476,585,881     444,046,496
                                                                                --------------------------------

Premises and equipment, net                                                           8,814,255       9,239,836
Accrued interest receivable                                                           5,723,812       6,268,844
Other assets                                                                          5,373,816       3,935,336
                                                                                --------------------------------
Total assets                                                                       $700,704,491    $661,622,812
                                                                                ================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand accounts                                                                  $ 93,700,794    $ 94,326,293
  NOW accounts                                                                       79,841,364      80,283,789
  Money market accounts                                                              35,182,024      29,993,262
  Savings accounts                                                                   25,191,862      23,717,236
  Time deposits of $100,000 or more                                                 130,001,319     124,437,284
  Other time deposits                                                               173,266,304     164,523,636
                                                                                --------------------------------
  Total deposits                                                                    537,183,667     517,281,500
Overnight borrowings                                                                 13,028,785      12,768,442
Other borrowings                                                                     24,028,730       7,840,267
Accrued interest payable                                                              2,592,860       2,796,811
Other liabilities                                                                       942,427       1,620,455
                                                                                --------------------------------
Total liabilities                                                                   577,776,469     542,307,475
                                                                                --------------------------------

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,537,515 shares in 2001 and 11,517,084 shares in 2000
  Outstanding - 11,116,247 shares in 2001 and 11,152,949 shares in 2000              11,537,515      11,517,084
Capital surplus                                                                      23,577,604      23,260,188
Retained earnings                                                                    95,823,890      91,794,837
Accumulated other comprehensive income,
  net of deferred income taxes                                                          740,729         358,923
Less:  Cost of common shares in treasury;
  Held - 421,268 shares in 2001 and 364,135 shares in 2000                           (8,751,716)     (7,615,695)
                                                                                --------------------------------
Total shareholders' equity                                                          122,928,022     119,315,337
                                                                                --------------------------------

Total liabilities and shareholders' equity                                         $700,704,491    $661,622,812
                                                                                ================================

See notes to consolidated financial statements.

Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 3 of 23

BANK OF GRANITE CORPORATION                               Three Months                     Six Months
Consolidated Statements of Income                        Ended June 30,                  Ended June 30,
  (unaudited)                                         2001            2000            2001            2000

INTEREST INCOME:
Interest and fees on loans                         $ 11,034,390    $ 11,125,482    $ 22,593,727    $ 21,294,192
Federal funds sold                                      325,813         241,071         523,665         636,316
Interest-bearing deposits                                 7,392           6,641          15,557          12,110
Investments:
  U.S. Treasury                                          44,314         121,318         159,017         263,949
  U.S. Government agencies                            1,123,283       1,283,141       2,330,814       2,312,123
  States and political subdivisions                     802,110         814,414       1,630,226       1,670,371
  Other                                                 162,307         157,470         342,962         340,617
                                                 ---------------------------------------------------------------
Total interest income                                13,499,609      13,749,537      27,595,968      26,529,678
                                                 ---------------------------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                     2,018,254       1,584,194       4,149,954       3,120,830
Other deposits                                        3,104,417       2,623,185       6,282,396       5,068,774
Overnight borrowings                                    118,269         162,772         220,279         308,506
Other borrowings                                        192,211         117,038         324,744         200,540
                                                 ---------------------------------------------------------------
Total interest expense                                5,433,151       4,487,189      10,977,373       8,698,650
                                                 ---------------------------------------------------------------

Net interest income                                   8,066,458       9,262,348      16,618,595      17,831,028
Provision for loan losses                             2,010,680         788,427       2,710,578       1,433,427
                                                 ---------------------------------------------------------------
Net interest income after
  provision for loan losses                           6,055,778       8,473,921      13,908,017      16,397,601
                                                 ---------------------------------------------------------------

OTHER INCOME:
Service charges on deposit accounts                   1,335,919       1,278,950       2,597,216       2,161,113
Other service charges, fees and commissions             904,781         747,062       1,807,345       1,380,339
Securities gains                                          9,214               -         137,549               -
Other                                                    80,031          22,960         234,692         167,201
                                                 ---------------------------------------------------------------
Total other income                                    2,329,945       2,048,972       4,776,802       3,708,653
                                                 ---------------------------------------------------------------

OTHER EXPENSES:
Salaries and wages                                    2,402,606       2,098,179       4,683,509       4,098,232
Employee benefits                                       315,187         449,107         826,810         882,780
Occupancy expense, net                                  211,278         209,254         426,606         417,434
Equipment expense                                       387,661         360,624         767,023         689,882
Other                                                 1,245,886       1,159,022       2,359,286       2,296,299
                                                 ---------------------------------------------------------------
Total other expenses                                  4,562,618       4,276,186       9,063,234       8,384,627
                                                 ---------------------------------------------------------------

Income before income taxes                            3,823,105       6,246,707       9,621,585      11,721,627
Income taxes                                          1,192,598       2,159,277       3,142,972       3,972,721
                                                 ---------------------------------------------------------------
Net income                                          $ 2,630,507     $ 4,087,430     $ 6,478,613     $ 7,748,906
                                                 ===============================================================

PER SHARE AMOUNTS:
Net income - Basic                                       $ 0.24          $ 0.36          $ 0.58          $ 0.68
Net income - Diluted                                       0.24            0.36            0.58            0.68
Cash dividends                                             0.11            0.10            0.22            0.20
Book value                                                                                11.06           10.26

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 4 of 23

BANK OF GRANITE CORPORATION                               Three Months                     Six Months
Consolidated Statements of                               Ended June 30,                  Ended June 30,
  Comprehensive Income                                2001            2000            2001            2000
  (unaudited)

Net income                                          $ 2,630,507     $ 4,087,430     $ 6,478,613     $ 7,748,906
                                                 ---------------------------------------------------------------

ITEMS OF OTHER COMPREHENSIVE
  INCOME:
Items of other comprehensive
  income (losses), before tax:
  Unrealized gains (losses) on
    securities available for sale                        92,277         (52,121)        772,564        (504,099)
  Less:  Reclassification
    adjustments for gains
    included in net income                                9,214               -         137,549               -
                                                 ---------------------------------------------------------------
Items of other comprehensive
  income (losses), before tax                            83,063         (52,121)        635,015        (504,099)
  Less:  Change in deferred income
    taxes related to change in
    unrealized gains or losses on
    securities available for sale                        33,122         (20,784)        253,209        (201,017)
                                                 ---------------------------------------------------------------
Other comprehensive
  income (losses), net of tax                            49,941         (31,337)        381,806        (303,082)
                                                 ---------------------------------------------------------------

Comprehensive income                                $ 2,680,448     $ 4,056,093     $ 6,860,419     $ 7,445,824
                                                 ===============================================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 5 of 23

BANK OF GRANITE CORPORATION                                                                Six Months
Consolidated Statements of Changes in                                                    Ended June 30,
  Shareholders' Equity (unaudited)                                                    2001            2000

COMMON STOCK, $1 PAR VALUE
At beginning of period                                                             $ 11,517,084    $ 11,495,897
Shares issued under incentive stock option plans                                         20,431               -
                                                                                --------------------------------
At end of period                                                                     11,537,515      11,495,897
                                                                                --------------------------------

CAPITAL SURPLUS
At beginning of period                                                               23,260,188      22,987,562
Shares issued under incentive stock option plans                                        317,416               -
                                                                                --------------------------------
At end of period                                                                     23,577,604      22,987,562
                                                                                --------------------------------

RETAINED EARNINGS
At beginning of period                                                               91,794,837      80,976,641
Net income                                                                            6,478,613       7,748,906
Cash dividends paid                                                                  (2,449,560)     (2,282,119)
                                                                                --------------------------------
At end of period                                                                     95,823,890      86,443,428
                                                                                --------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES
At beginning of period                                                                  358,923        (746,948)
Net change in unrealized gains or losses on securities
  available for sale, net of deferred income taxes                                      381,806        (303,082)
                                                                                --------------------------------
At end of period                                                                        740,729      (1,050,030)
                                                                                --------------------------------

COST OF COMMON SHARES HELD IN TREASURY
At beginning of period                                                               (7,615,695)     (1,262,043)
Cost of common shares repurchased                                                    (1,136,021)     (2,482,753)
                                                                                --------------------------------
At end of period                                                                     (8,751,716)     (3,744,796)
                                                                                --------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                         $122,928,022    $116,132,061
                                                                                ================================

SHARES ISSUED
At beginning of period                                                               11,517,084      11,495,897
Shares issued under incentive stock option plans                                         20,431               -
                                                                                --------------------------------
At end of period                                                                     11,537,515      11,495,897
                                                                                --------------------------------

SHARES HELD IN TREASURY
At beginning of period                                                                 (364,135)        (56,696)
Common shares repurchased                                                               (57,133)       (125,139)
                                                                                --------------------------------
At end of period                                                                       (421,268)       (181,835)
                                                                                --------------------------------

TOTAL SHARES OUTSTANDING                                                             11,116,247      11,314,062
                                                                                ================================

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 6 of 23

BANK OF GRANITE CORPORATION                                                                Six Months
Consolidated Statements of Cash Flows                                                    Ended June 30,
  (unaudited)                                                                         2001            2000

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                                $ 28,203,545    $ 26,096,856
  Fees and commissions received                                                       4,639,253       3,708,653
  Interest paid                                                                     (11,181,324)     (8,631,983)
  Cash paid to suppliers and employees                                               (9,706,131)     (8,823,805)
  Income taxes paid                                                                  (4,292,561)     (4,000,017)
                                                                                --------------------------------
    Net cash provided by operating activities                                         7,662,782       8,349,704
                                                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                                                    26,276,226       7,725,000
  Proceeds from maturities and/or calls of
    securities held to maturity                                                       8,455,275       7,876,750
  Proceeds from sales of securities
    available for sale                                                                  130,755               -
  Purchase of securities available for sale                                         (17,073,366)    (24,112,660)
  Purchase of securities held to maturity                                            (8,414,358)     (5,407,858)
  Net increase in loans                                                             (35,249,963)    (32,900,692)
  Capital expenditures                                                                 (151,775)       (389,368)
  Proceeds from sale of fixed assets                                                        125             750
  Proceeds from sale of other real estate                                                     -          88,759
                                                                                --------------------------------
    Net cash used by investing activities                                           (26,027,081)    (47,119,319)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market
    and savings deposits                                                              5,595,464      10,758,382
  Net increase in time deposits                                                      14,306,703       7,600,521
  Net increase in overnight borrowings                                                  260,343       3,725,505
  Net increase in other borrowings                                                   16,188,463       1,129,790
  Net proceeds from issuance of common stock                                            337,847               -
  Dividend paid                                                                      (2,449,560)     (2,282,119)
  Purchases of common stock for treasury                                             (1,136,021)     (2,482,753)
                                                                                --------------------------------
    Net cash provided by financing activities                                        33,103,239      18,449,326
                                                                                --------------------------------

Net increase (decrease) in cash equivalents                                          14,738,940     (20,320,289)
Cash and cash equivalents at beginning of period                                     30,627,080      51,138,496
                                                                                --------------------------------

Cash and cash equivalents at end of period                                         $ 45,366,020    $ 30,818,207
                                                                                ================================

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 7 of 23

BANK OF GRANITE CORPORATION                                                                Six Months
Consolidated Statements of Cash Flows                                                    Ended June 30,
  (unaudited) - (concluded)                                                           2001            2000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Net Income                                                                        $ 6,478,613     $ 7,748,906
                                                                                --------------------------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                        573,030         506,943
    Provision for loan loss                                                           2,710,578       1,433,427
    Premium amortization, net                                                            62,545          98,774
    Deferred income taxes                                                              (764,028)       (373,079)
    Gains on sales or calls of securities
      available for sale                                                               (137,549)              -
    Losses (gains) on disposal or sale of equipment                                       4,201            (750)
    Increase (decrease) in taxes payable                                               (385,561)        345,783
    Decrease (increase) in accrued interest receivable                                  545,032        (531,596)
    Increase (decrease) in interest payable                                            (203,951)         66,667
    Increase in other assets                                                           (927,661)       (636,359)
    Decrease in other liabilities                                                      (292,467)       (309,012)
                                                                                --------------------------------
    Net adjustments to reconcile net income to
      net cash provided by operating activities                                       1,184,169         600,798
                                                                                --------------------------------

  Net cash provided by operating activities                                         $ 7,662,782     $ 8,349,704
                                                                                ================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase (decrease) in unrealized gains or
    losses on securities available for sale                                           $ 635,015      $ (504,099)
  Decrease (increase) in deferred income taxes
    on unrealized gains or losses on
    securities available for sale                                                       253,209        (201,017)
  Transfer from loans to other real estate owned                                        153,128         170,626

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 8 of 23

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2001

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                          Three Months                     Six Months
                                                         Ended June 30,                  Ended June 30,
(in shares)                                           2001            2000            2001            2000

Weighted average shares outstanding                  11,116,219      11,350,996      11,128,864      11,385,111
Potentially dilutive effect of stock options                626          10,185           2,665           9,710
                                                 ---------------------------------------------------------------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                      11,116,845      11,361,181      11,131,529      11,394,821
                                                 ===============================================================

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2001 and December 31, 2000 were as follows:

                                         JUNE 30,       December 31,
                                           2001            2000
Unfunded commitments                    $ 77,913,464    $ 81,135,503
Letters of credit                          3,635,772       2,865,570

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

Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 9 of 23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

June 30, 2001 Compared With December 31, 2000

     Total assets increased $39,081,679, or 5.91%, from December 31, 2000 to June 30, 2001. Earning assets increased $39,476,430, or 6.32%, over the same six month period. Loans, the largest earning asset, increased $34,639,661, or 7.69%, over the same period, primarily because of a $16,413,171, or 165.27%, increase as of June 30, 2001 in the level of mortgage loans of GLL and a $18,226,490, or 4.14%, increase in the Bank's loans. Cash and cash equivalents increased of $14,738,940, or 48.12%, primarily because Federal funds sold increased of $13,425,000, or 203.41%. Investment securities decreased $8,664,513, or 5.17%, because of calls of debt securities due to lower interest rates.

     Funding the asset growth was a combination of deposit growth, growth in overnight and other borrowings and earnings retained. Deposits increased $19,902,167, or 3.85%, from December 31, 2000 to June 30, 2001. Savings, NOW and money market deposits increased $6,220,963, or 4.64%, while total time deposits increased $14,306,703, or 4.95%, over the same period. The Company's loan to deposit ratio was 90.29% as of June 30, 2001 compared to 87.07% as of December 31, 2000, while the Bank's loan to deposit ratio was 83.42% compared to 83.17% when comparing the same periods.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2000 to June 30, 2001, such overnight borrowings increased $260,343, or 2.04%. Other borrowings increased $16,188,463, or 206.48%, reflecting an increase in temporary borrowings by GLL primarily due to higher mortgage origination activity.

     Common stock outstanding decreased 36,702 shares, or 0.33%, from December 31, 2000 to June 30, 2001, primarily due to shares repurchased under the Company's current stock repurchase plan. From December 31, 2000 through June 30, 2001, the Company repurchased 57,133 shares of its common stock at an average price of $19.88. During the same period, the Company issued 20,431 shares of its common stock at an average price of $16.54 under its Incentive Stock Option Plan. Earnings retained were $4,029,053 for the first six months of 2001, after paying cash dividends of $2,449,560. Accumulated other comprehensive income, net of deferred income taxes, increased $381,806, or 106.38%, from December 31, 2000 to June 30, 2001, primarily because the value of securities available for sale rose when interest rates on longer term bonds fell during the period.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 10 of 23

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

     The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained strong during the six month period ended June 30, 2001.

     The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

     In response to a slowing economy during the first six-months of 2001, the Federal Reserve lowered its rate on short-term overnight funds by 275 basis points. Because of its asset sensitivity, the Company experienced a 97 basis point decline in its net interest margin, which was 5.41% in the first six-months of 2001 compared with 6.38% in the first six-months of 2000. For the second quarter, the margin declined 141 basis points to 5.12% in 2001 compared with 6.53% in 2000. The Company's variable rate loans, and certain investments that matured or were called, repriced immediately at the lower rates. The Company's time deposits will reprice as they mature over the next several quarters. The Company believes that the Federal Reserve may further reduce short-term rates as the economy continues to show signs of weakness. The Federal Reserve lowers rates to reduce borrowing costs with the goal of increasing loan demand to stimulate the economy. Such increases in loan demand, should they occur, could mitigate the effects of the Company's repricing differences discussed above.

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

     The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 2000.



Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 11 of 23

RESULTS OF OPERATIONS

For the Three Month Period Ended June 30, 2001 Compared With the Same Period in 2000 and for the Six Month Period Ended
June 30, 2001 Compared With the Same Period in 2000

     During the three month period ended June 30, 2001, the Company's net income decreased to $2,630,507, or 35.64%, from $4,087,430 earned in the same period of 2000. The decline primarily resulted from lower net interest margins and higher provisions for possible loan losses. For essentially the same reasons, year-to-date net income was also lower. For the first six months of 2001 net income was $6,478,613, down $1,270,293, or 16.39%, from $7,748,906 earned in the same year-to-date period of 2000.

NET INTEREST INCOME FOR THE QUARTERLY PERIODS

     During the three month period ended June 30, 2001, the Company's net interest income decreased $1,195,890, or 12.91%, compared to the three months ended June 30, 2000, primarily due to the Company's asset-sensitive balance sheet in a declining rate environment. For a discussion of the Company's asset-sensitivity and the related effects on the Company's net interest income and net interest margins, please see "Liquidity, Interest Rate Sensitivity and Market Risks" above.

     During the quarter ended June 30, 2001, interest income decreased $249,928, or 1.82%, from the same period last year, primarily because of lower rates on loan and investment assets, partially offset by higher volumes of loans. Interest and fees on loans decreased $91,092, or 0.82%, due to lower average rates during the quarter. Yields on loans averaged 9.21% for the quarter, down from 10.77% for the same quarter last year. The prime lending rate during the three month period averaged 7.59% compared to 9.14% during the same period in 2000. Gross loans averaged $480,700,426 compared to $415,395,605 last year, an increase of $65,304,821, or 15.72%. Average loans of the Bank were $456,590,659 compared to $403,868,857 last year, an increase of $52,721,802, or 13.05%, while average loans of GLL were $24,109,767 compared to $11,526,748 last year, an increase of $12,583,019, or 109.16%. Interest on securities and overnight investments decreased $158,836, or 6.05%, also due to lower rates during the quarter. Average securities and overnight investments were $185,221,898 compared to $182,318,251 last year, an increase of $2,903,647, or 1.59%.

     Interest expense increased $945,962, or 21.08%, primarily because of higher volumes and rates of time deposits, a substantial portion of which were opened during the third and fourth quarters of 2000 when interest rates were at or near their highest recent levels. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 4.58% for the quarter, up from 4.34% for the same quarter last year, primarily because of growth in time deposits. Total interest-bearing deposits averaged $448,373,316 compared to $390,337,630 last year, an increase of $58,035,686, or 14.87%. Savings, NOW and money market deposits averaged $136,436,877 compared to $137,997,700 last year, a decrease of $1,560,823, or
1.13%. Time deposits averaged $311,936,439 compared to $252,339,930 last year, an increase of $59,596,509, or 23.62%. Overnight borrowings averaged $11,310,511 compared to $14,180,572 last year, a decrease of $2,870,061, or 20.24%, reflecting decreases in both securities sold under agreements to repurchase and commercial paper related to the commercial deposit sweep arrangements. Other borrowings averaged $21,531,732 compared to $9,770,351 last year, an increase of $11,761,381, or 120.38%, due to an increase in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon "out-of-market" or "brokered" deposits as a source of funding.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 12 of 23

NET INTEREST INCOME FOR THE YEAR-TO-DATE PERIODS

     As was the case for the second quarter, the Company's net interest income decreased for the year-to-date period. Although higher loan volumes helped to buffer the year-to-date decline, falling loan yields in 2001 and growth in higher cost time deposits during the last six months of 2000 caused the Company's net interest income to decrease $1,212,433, or 6.80%, during the six month period ended June 30, 2001 compared to the same period in 2000. For a discussion of the Company's asset-sensitivity and the related effects on the Company's net interest income and net interest margins, please see "Liquidity, Interest Rate Sensitivity and Market Risks" above.

     During the first six months of 2001, interest income increased $1,066,290, or 4.02%, from the same period last year due to due to higher volumes of loans, which outpaced lower interest rates on loans and other interest-earning assets. Interest and fees on loans increased $1,299,535, or 6.10%, due to the higher average volumes during the year-to-date period. Yields on loans averaged 9.66% for the year-to-date period, down from 10.55% for the same period last year. The prime rate during the six month period averaged 8.20% compared to 8.90% during the same period in 2000. Gross loans averaged $471,679,628 compared to $406,008,376 last year, an increase of $65,671,252, or 16.17%. Average loans of the Bank were $451,309,816 compared to $395,687,627 last year, an increase of $55,622,189, or 14.06%, while average loans of GLL were $20,369,812 compared to $10,320,749 last year, an increase of $10,049,063, or 97.37%. Interest on securities and overnight investments decreased $233,245, or 4.46%, due to both lower average volumes invested during the period and lower rates received on such investments. Average securities and overnight investments were $180,146,215 compared to $184,694,748 last year, a decrease of $4,548,533, or 2.46%.

     Interest expense increased $2,278,723, or 26.20%, primarily because of higher rates on and volumes of time deposits, a substantial portion of which were opened during the third and fourth quarters of 2000 when interest rates were at or near their highest recent levels. Rates on all interest-bearing deposits averaged 4.77% for the year-to-date period, up from 4.24% for the same period last year. Interest-bearing deposits averaged $440,941,213 compared to $388,433,980 last year, an increase of $52,507,233, or 13.52%. Overnight borrowings, principally in the form of commercial paper related to the Bank's commercial deposit sweep arrangements, averaged $10,261,198 compared to $13,633,041 last year, a decrease of $3,371,843, or 24.73%. Other borrowings averaged $17,978,965 compared to $8,635,515 last year, an increase of $9,343,450, or 108.20%, reflecting an increase in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon "out-of-market" or "brokered" deposits as a source of funding.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 13 of 23

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Company's market area and due to higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $2,010,680 and $2,710,578 for the three and six month periods ended June 30, 2001, respectively, to provide for possible future losses related to uncollectible loans. At June 30, 2001, the loan loss reserve was 1.77% of net loans outstanding compared to 1.43% as of December 31, 2000. The following table and subsequent discussion presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

                                                          Three Months                     Six Months
                                                         Ended June 30,                  Ended June 30,
                                                      2001            2000            2001            2000

Allowance for loan losses, beginning of period      $ 6,918,760     $ 5,199,748     $ 6,351,756     $ 4,746,692
                                                 ---------------------------------------------------------------
Net charge-offs:
  Loans charged off:
  Real estate                                            62,129          46,115          62,129         111,403
  Commercial, financial and agricultural                152,083          68,468         178,285         236,777
  Credit cards and related plans                          4,942           3,049          10,986           4,956
  Installment loans to individuals                      242,093         106,248         330,247         139,705
  Demand deposit overdraft program                      105,628          89,482         215,367          89,482
                                                 ---------------------------------------------------------------
  Total charge-offs                                     566,875         313,362         797,014         582,323
                                                 ---------------------------------------------------------------
  Recoveries of loans previously charged off:
  Real estate                                                 -               -          26,327          12,449
  Commercial, financial and agricultural                 11,869          21,569          16,517          59,129
  Credit cards and related plans                          2,297           2,076           2,542           2,597
  Installment loans to individuals                       25,770          18,677          28,292          45,164
  Demand deposit overdraft program                       49,531           3,883         113,034           3,883
                                                 ---------------------------------------------------------------
  Total recoveries                                       89,467          46,205         186,712         123,222
                                                 ---------------------------------------------------------------
Total net charge-offs                                   477,408         267,157         610,302         459,101
                                                 ---------------------------------------------------------------
Loss provisions charged to operations                 2,010,680         788,427       2,710,578       1,433,427
                                                 ---------------------------------------------------------------
Allowance for loan losses, end of period            $ 8,452,032     $ 5,721,018     $ 8,452,032     $ 5,721,018
                                                 ===============================================================

Ratio of annualized net charge-offs during the
  period to average loans during the period               0.40%           0.26%           0.26%           0.23%
Allowance coverage of annualized net charge-offs        441.39%         533.89%         686.76%         617.95%
Allowance as a percentage of gross loans                                                  1.74%           1.35%
Allowance as a percentage of net loans                                                    1.77%           1.37%


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 14 of 23

     Nonperforming assets at June 30, 2001 and December 31, 2000 were as follows:

                                                  JUNE 30,     December 31,
                                                    2001            2000
Nonperforming assets:
Nonaccrual loans                                  $ 2,593,567     $ 1,502,019
Loans past due 90 days or more and
  still accruing interest                           2,399,557       1,982,926
                                              --------------------------------
Total nonperforming loans                           4,993,124       3,484,945
Foreclosed properties                                 286,973         133,846
                                              --------------------------------
Total nonperforming assets                        $ 5,280,097     $ 3,618,791
                                              ================================

Nonperforming loans to total loans                      1.03%           0.77%
Allowance coverage of nonperforming loans             169.27%         164.16%
Nonperforming assets to total assets                    0.75%           0.55%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the second quarter would not have been materially different from the amount reported.

     The Company's investment in impaired loans at June 30, 2001 and December 31, 2000 was as follows:

                                                        JUNE 30,     December 31,
                                                          2001            2000

Investment in impaired loans:
  Impaired loans still accruing interest                $ 4,111,000       $ 545,351
  Accrued interest on accruing impaired loans               198,401          24,181
  Impaired loans not accruing interest                    2,593,567       1,502,019
  Accrued interest on nonaccruing impaired loans             92,519          53,034
                                                    --------------------------------
Total investment in impaired loans                      $ 6,995,487     $ 2,124,585
                                                    ================================
Loan loss allowance related to impaired loans           $ 2,444,999     $ 1,009,562
                                                    ================================

     When comparing June 30, 2001 with June 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,995,487 ($2,686,086 of which was on a non-accrual basis) and $1,734,516 ($1,207,725 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2001 and 2000 was not significantly different from the balance at June 30, 2001 and 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4,550,487 and $878,086 at June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized interest income on those impaired loans of approximately $290,920 and $67,829, respectively.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 15 of 23

NONINTEREST INCOME AND EXPENSES FOR THE QUARTERLY PERIODS

     For the quarter ended June 30, 2001, total noninterest income was $2,329,945, up $280,973, or 13.71%, from $2,048,972 earned in the same period of
2000, primarily because of higher fees on deposit accounts and from mortgage originations. Fees on deposit accounts were $1,335,919 during the second quarter, up $56,969, or 4.45%, from $1,278,950 earned in the second quarter of 2000, primarily due to additional fees associated with the new demand deposit overdraft program designed for retail customers and introduced in April 2000. Other service fees and commissions were $904,781 for the second quarter of 2001, up $157,719, or 21.11%, from $747,062 earned in the same period of 2000. Included in other service fees was mortgage origination fee income of $710,505 for 2001, up $143,171, or 25.24%, from $567,334 earned in the same period of 2000. As mortgage rates began to drop in the third quarter of 2000, mortgage origination activity increased and continued at higher levels throughout the second quarter of 2001. There were no significant gains or losses on sales of securities in the second quarter of 2001 or 2000. Other noninterest income was $80,031 for the second quarter of 2001, up $57,071, or 248.57%, from $22,960 earned in the second quarter of 2000, primarily due to increased annuity sales. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $799,989 in nontraditional fee income during the second quarter of 2001, up 33.74% from the second quarter of 2000.

     Second quarter 2001 noninterest expenses, or overhead, totaled $4,562,618, up $286,432, or 6.70%, from $4,276,186 in the same quarter of 2000, primarily because of higher costs associated with the increase in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $2,717,793 during the quarter, up $170,507, or 6.69%, from $2,547,286 in 2000.
Of the $170,507 increase in personnel costs, $214,392 were related to mortgage operations, partially offset by a $43,885 decrease in the personnel costs of the Bank. Salaries and wages were $2,402,606 during the quarter, up $304,427, or 14.51%, from $2,098,179 in 2000, while employee benefits were $315,187, down $133,920, or 29.82%, compared to $449,107 in the second quarter of 2000, primarily due to lower profit sharing expenses for the Bank. Bank salaries rose $99,825 or 6.51%, while mortgage-related salaries rose $204,602 or 36.25%.

     Noninterest expenses other than for personnel increased $115,925, or 6.71%, to $1,844,825 during the quarter from $1,728,900 incurred in the same period of 2000. Of the $115,925 increase, the nonpersonnel costs of the Bank increased $70,183 while the nonpersonnel costs of GLL increased $42,406. Occupancy expenses for the quarter were up less than 1% for the quarter. Equipment expenses were $387,661 during the second quarter, up $27,037, or 7.50%, from $360,624 in the same period of 2000. Second quarter other noninterest expenses were $1,245,886 in 2001, up $86,864, or 7.49%, from $1,159,022 in the same quarter a year ago, with the other noninterest costs of the Bank increasing $29,236 and GLL's other noninterest costs increasing $54,292. Income tax expense was $1,192,598 for the quarter, down $966,679, or 44.77%, from $2,159,277 for the 2000 second quarter. The effective tax rates were 31.19% and 34.57% for the second quarters of 2001 and 2000, respectively. Net income decreased to $2,630,507 during the quarter, or 35.64%, from $4,087,430 earned in the same period of 2000.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 16 of 23

NONINTEREST INCOME AND EXPENSES FOR THE YEAR-TO-DATE PERIODS

     For the six months ended June 30, 2001, total noninterest income was $4,776,802, up $1,068,149, or 28.80%, from $3,708,653 earned in the first six months of 2000, primarily because of higher fees on deposit accounts and higher fees from mortgage originations. Fees on deposit accounts were $2,597,216 during the first six months of 2001, up $436,103, or 20.18%, from $2,161,113 in the same period of 2000, primarily due to additional fees associated with the new demand deposit overdraft program designed for retail customers and introduced in April 2000. Also for the year-to-date period, other service fees and commissions were $1,807,345, up $427,006, or 30.93%, from $1,380,339 in 2000, primarily because of higher fees from mortgage originations in the first six months of 2000. Included in other service fees was mortgage origination fee income of $1,380,009 for 2001, up $415,891, or 43.14%, from $964,118 earned in the same period of 2000. As was the case for the quarter, the drop in mortgage rates that began in late 2000 increased mortgage origination activity, which continued throughout the 2001 year-to-date period. Year-to-date gains on sales of securities were $137,549, most of which was reported in the first quarter of 2001. Other noninterest income was $234,692 during the six months ended June 30, 2001, up $67,491, or 40.37%, from $167,201 in the same period of 2000.
Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans, which produced $1,507,906 in nontraditional fee income during the first six months of 2001, up 45.17% from 2000.

     Total noninterest expenses were $9,063,234 during the first six months of 2001, up $678,607, or 8.09%, from $8,384,627 in the same period of 2000, primarily because of higher costs associated with the increase in mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $5,510,319 during the first six months of 2001, up $529,307, or 10.63%, from $4,981,012 in the same period of 2000. Included in the change in personnel costs was an increase of $585,277 in salaries and wages that was partially offset by a decrease of $55,970 in employee benefits. Also, $163,150 of the increase in personnel costs, was related to banking operations and $366,157 were related to mortgage operations.

     Noninterest expenses other than for personnel increased to $3,552,915 during the first six months of 2001, or 4.39%, from $3,403,615 incurred in the same period of 2000. Of the $149,300 increase, $118,420 were related to banking operations, while $38,338 were related to mortgage operations. Year-to-date occupancy expenses were $426,606, up $9,172, or 2.20%, from $417,434 in 2000, and equipment expenses were $767,023, up $77,141, or 11.18%, from $689,882 in the same year-to-date period of 2000. Other noninterest expenses were $2,359,286 for the six months ended June 30, 2001, up $62,987, or 2.74%, from $2,296,299 in the same period of 2000. Of the $62,987 increase in other noninterest expenses, $6,376 were related to banking operations, while $64,069 were related to mortgage operations, partially offset by a small decrease in holding company expenses. Year-to-date income tax expense was $3,142,972 in 2001, down $829,749, or 20.89%, from $3,972,721 in 2000. The year-to-date effective tax rates were 32.67% and 33.89% for 2001 and 2000, respectively. Net income was $6,478,613 during the first six months of 2001, down $1,270,293, or 16.39%, from $7,748,906 earned in the same year-to-date period of 2000.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 17 of 23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in Item 2, Management's Discussion of Financial Condition and Results of Operations, above, under the caption "Liquidity, Interest Rate Sensitivity and Market Risk."

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

     The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by such factors as, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel and general economic conditions.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 18 of 23

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                 Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                 Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 23, 2001:

                 Proposal 1. To consider the election of seven persons named as director/nominees in the Proxy Statement dated March 23, 2001.

                 John N. Bray                    FOR        9,674,123 WITHHELD       95,209
                 Paul M. Fleetwood, III, CPA     FOR        9,754,306 WITHHELD       15,026
                 John A. Forlines, Jr.           FOR        9,514,183 WITHHELD      255,149
                 Barbara F. Freiman              FOR        9,717,399 WITHHELD       51,933
                 Hugh R. Gaither                 FOR        9,629,742 WITHHELD      139,590
                 Charles M. Snipes               FOR        9,470,591 WITHHELD      298,741
                 Boyd C. Wilson, Jr., CPA        FOR        9,753,726 WITHHELD       15,606

                 Proposal 2. To consider the Company's proposed 2001 Incentive Stock Option Plan.

                 FOR     9,367,856 AGAINST     223,167 ABSTAIN       178,308

                 Proposal 3. To consider the ratification of the selection of Deloitte & Touche LLP as the Company's independent Certified Public Accountants for the fiscal year ending December 31, 2001.

                 FOR     9,717,888 AGAINST      10,426 ABSTAIN        41,018

                 No other business came before the meeting, or any adjournment or adjournments thereof.

ITEM 5 - OTHER INFORMATION

                 Not applicable.


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 19 of 23

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.

(a)  1.          Financial Statements

                 The information required by this item is set forth under Item 1

     2.          Financial Statement Schedules

                 None

     3.          Exhibits

         (a)     Certificate of Incorporation

                 Bank of Granite Corporation's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.(a) to the Quarterly Report to Shareholders on Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference.

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

           5. Bank of Granite Corporation's 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference


Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 20 of 23

      11.        Schedule of Computation of Net Income Per Share

                 The information required by this item is set forth under Item 1, Note 2

(b)              Reports on Form 8-K

                 On July 9, 2001, the Company filed a report on Form 8-K regarding its July 9, 2001 news release in which it announced its earnings for the quarter ended June 30, 2001. The full text news release dated July 9, 2001 was attached as exhibit 99(a) to this Form 8-K filing.



Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 21 of 23

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Bank of Granite Corporation
                                                 (Registrant)



Date:  August 8, 2001                            /s/ Kirby A. Tyndall
                                                 -------------------------------
                                                 Kirby A. Tyndall
                                                 Senior Vice President and
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer



Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 22 of 23

EXHIBIT INDEX

                                                                          Begins
                                                                         on Page
                                                                         -------

Certificate of Incorporation, as amended                                      *

Bylaws of the Registrant                                                      *

Bank of Granite Employees' Profit Sharing Plan and Trust, as amended          *

Bank of Granite Supplemental Executive Retirement Plan                        *

Bank of Granite Corporation's 1997 Incentive Stock Option Plan                *

Employment and Noncompetition Agreement, dated June 1, 1999, between GLL &
Associates, Inc. and Gary L. Lackey                                           *

Bank of Granite Corporation's 2001 Incentive Stock Option Plan                *



-------------------------------------------------
* Incorporated herein by reference.



Bank of Granite Corporation, Form 10-Q, June 30, 2001, page 23 of 23