Form 10-Q
period 2001-09-30
BANK OF GRANITE CORP
filed 2001-11-13
CIK 810689

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-Q
                                   (mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2001
                                        ------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from                 to
                                       ---------------     --------------------

                         Commission file number 0-15956
                                                -------

                           BANK OF GRANITE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   56-1550545
-----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

POST OFFICE BOX 128, GRANITE FALLS, N.C.                28630
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


                                 (828) 496-2000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           COMMON STOCK, $1 PAR VALUE
              11,060,815 SHARES OUTSTANDING AS OF OCTOBER 31, 2001

================================================================================

Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 1 of 20

INDEX

                                                                     Begins
                                                                     on Page
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

        Consolidated Balance Sheets
              September 30, 2001 and December 31, 2000                   3

        Consolidated Statements of Income
              Three Months Ended September 30, 2001 and 2000
              And Nine Months Ended September 30, 2001 and 2000          4

        Consolidated Statements of Comprehensive Income
              Three Months Ended September 30, 2001 and 2000
              And Nine Months Ended September 30, 2001 and 2000          5

        Consolidated Statements of Changes in Shareholders' Equity
              Nine Months Ended September 30, 2001 and 2000              6

        Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2001 and 2000              7

        Notes to Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               18

Signatures                                                              20


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 2 of 20

ITEM 1.  FINANCIAL STATEMENTS

BANK OF GRANITE CORPORATION                                                  SEPTEMBER 30,     DECEMBER 31,
Consolidated Balance Sheets                                                      2001              2000
                                                                             (unaudited)
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  22,755,415      $  23,603,938
  Interest-bearing deposits                                                    12,643,895            423,142
  Federal funds sold                                                            6,700,000          6,600,000
                                                                            -------------      -------------
Total cash and cash equivalents                                                42,099,310         30,627,080
                                                                            -------------      -------------

Investment securities:
  Available for sale, at fair value                                            85,086,107         85,296,735
  Held to maturity, at amortized cost                                          86,706,865         82,208,485

Loans                                                                         483,415,687        450,398,252
Allowance for loan losses                                                      (6,630,188)        (6,351,756)
                                                                            -------------      -------------
Net loans                                                                     476,785,499        444,046,496
                                                                            -------------      -------------

Premises and equipment, net                                                     8,615,516          9,239,836
Accrued interest receivable                                                     5,871,217          6,268,844
Other assets                                                                   11,964,183          3,935,336
                                                                            -------------      -------------
Total assets                                                                $ 717,128,697      $ 661,622,812
                                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand accounts                                                           $  88,006,084      $  94,326,293
  NOW accounts                                                                 75,353,512         80,283,789
  Money market accounts                                                        39,015,219         29,993,262
  Savings accounts                                                             24,950,535         23,717,236
  Time deposits of $100,000 or more                                           132,733,912        124,437,284
  Other time deposits                                                         172,565,133        164,523,636
                                                                            -------------      -------------
  Total deposits                                                              532,624,395        517,281,500
Overnight borrowings                                                           14,246,054         12,768,442
Other borrowings                                                               19,790,571          7,840,267
Accrued interest payable                                                        2,382,222          2,796,811
Other liabilities                                                              23,754,069          1,620,455
                                                                            -------------      -------------
Total liabilities                                                             592,797,311        542,307,475
                                                                            =============      =============

Shareholders' equity:
Common stock, $1 par value
  Authorized - 25,000,000 shares
  Issued - 11,537,515 shares in 2001 and 11,517,084 shares in 2000
  Outstanding - 11,069,888 shares in 2001 and 11,152,949 shares in 2000        11,537,515         11,517,084
Capital surplus                                                                23,577,604         23,260,188
Retained earnings                                                              97,902,877         91,794,837
Accumulated other comprehensive income,
  net of deferred income taxes                                                  1,055,419            358,923
Less:  Cost of common shares in treasury;
  Held - 467,627 shares in 2001 and 364,135 shares in 2000                     (9,742,029)        (7,615,695)
                                                                            -------------      -------------
Total shareholders' equity                                                    124,331,386        119,315,337
                                                                            -------------      -------------
Total liabilities and shareholders' equity                                  $ 717,128,697      $ 661,622,812
                                                                            =============      =============

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 3 of 20

BANK OF GRANITE CORPORATION                                   THREE MONTHS                        NINE MONTHS
Consolidated Statements of Income                           Ended September 30,                 Ended September 30,
(unaudited)                                            2001                2000               2001               2000
INTEREST INCOME:
Interest and fees on loans                         $10,448,673        $11,606,509        $33,042,400        $32,900,701
Federal funds sold                                     139,957             50,230            663,622            686,546
Interest-bearing deposits                               45,029              7,639             60,586             19,749
Investments:
  U.S. Treasury                                         45,218            116,753            204,235            380,702
  U.S. Government agencies                           1,020,554          1,345,629          3,351,368          3,657,752
  States and political subdivisions                    846,610            845,398          2,476,836          2,515,769
  Other                                                168,244            161,694            511,206            502,311
                                                   -----------        -----------        -----------        -----------
Total interest income                               12,714,285         14,133,852         40,310,253         40,663,530
                                                   -----------        -----------        -----------        -----------

INTEREST EXPENSE:
Time deposits of $100,000 or more                    1,702,982          1,842,769          5,852,936          4,963,599
Other deposits                                       2,785,789          2,922,773          9,068,185          7,991,547
Overnight borrowings                                   122,998            146,078            343,277            454,584
Other borrowings                                       166,998            123,073            491,742            323,613
                                                   -----------        -----------        -----------        -----------
Total interest expense                               4,778,767          5,034,693         15,756,140         13,733,343
                                                   -----------        -----------        -----------        -----------

Net interest income                                  7,935,518          9,099,159         24,554,113         26,930,187
Provision for loan losses                              798,497          1,504,859          3,509,075          2,938,286
                                                   -----------        -----------        -----------        -----------
Net interest income after
  provision for loan losses                          7,137,021          7,594,300         21,045,038         23,991,901
                                                   -----------        -----------        -----------        -----------

OTHER INCOME:
Service charges on deposit accounts                  1,260,530          1,319,164          3,857,746          3,480,277
Other service charges, fees and commissions          1,025,320            734,051          2,832,665          2,114,390
Securities gains                                         3,300                 --            140,849                 --
Other                                                  200,515             82,480            435,207            249,681
                                                   -----------        -----------        -----------        -----------
Total other income                                   2,489,665          2,135,695          7,266,467          5,844,348
                                                   -----------        -----------        -----------        -----------

OTHER EXPENSES:
Salaries and wages                                   2,408,867          2,065,342          7,092,376          6,163,574
Employee benefits                                      559,363            431,365          1,386,173          1,314,145
Occupancy expense, net                                 212,788            214,798            639,394            632,232
Equipment expense                                      374,475            360,097          1,141,498          1,049,979
Other                                                1,085,498          1,116,514          3,444,784          3,412,813
                                                   -----------        -----------        -----------        -----------
Total other expenses                                 4,640,991          4,188,116         13,704,225         12,572,743
                                                   -----------        -----------        -----------        -----------

Income before income taxes                           4,985,695          5,541,879         14,607,280         17,263,506
Income taxes                                         1,573,880          1,807,456          4,716,852          5,780,177
                                                   -----------        -----------        -----------        -----------
Net income                                         $ 3,411,815        $ 3,734,423        $ 9,890,428        $11,483,329
                                                   -----------        -----------        -----------        -----------

PER SHARE AMOUNTS:
Net income - Basic                                 $      0.31        $      0.33        $      0.89        $      1.01
Net income - Diluted                                      0.31               0.33               0.89               1.01
Cash dividends                                            0.12               0.11               0.34               0.31
Book value                                                                                     11.23              10.48


See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 4 of 20

BANK OF GRANITE CORPORATION                        THREE MONTHS                         NINE MONTHS
Consolidated Statements of                       Ended September 30,                  Ended September 30,
  Comprehensive Income                         2001              2000            2001                  2000
  (unaudited)

Net income                                  $3,411,815        $3,734,423        $ 9,890,428        $11,483,329
                                            ----------        ----------        -----------        -----------

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive
  income, before tax:
  Unrealized gains on
      securities available for sale            526,692         1,101,209          1,299,256            597,110
  Less:  Reclassification
      adjustments for gains
      included in net income                     3,300                --            140,849                 --
                                            ----------        ----------        -----------        -----------
Items of other comprehensive
  income, before tax                           523,392         1,101,209          1,158,407            597,110
  Less:  Change in deferred income
      taxes related to change in
      unrealized gains or losses on
      securities available for sale            208,702           439,110            461,911            238,093
                                            ----------        ----------        -----------        -----------
Other comprehensive
  income, net of tax                           314,690           662,099            696,496            359,017
                                            ----------        ----------        -----------        -----------
Comprehensive income                        $3,726,505        $4,396,522        $10,586,924        $11,842,346
                                            ==========        ==========        ===========        ===========

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 5 of 20

BANK OF GRANITE CORPORATION                                               NINE MONTHS
Consolidated Statements of Changes in                                 Ended September 30,
  Shareholders' Equity (unaudited)                                2001                   2000

COMMON STOCK, $1 PAR VALUE
At beginning of period                                        $  11,517,084         $  11,495,897
Shares issued under incentive stock option plans                     20,431                   563
                                                              -------------         -------------
At end of period                                                 11,537,515            11,496,460
                                                              -------------         -------------

CAPITAL SURPLUS
At beginning of period                                           23,260,188            22,987,562
Shares issued under incentive stock option plans                    317,416                 7,319
                                                              -------------         -------------
At end of period                                                 23,577,604            22,994,881
                                                              -------------         -------------

RETAINED EARNINGS
At beginning of period                                           91,794,837            80,976,641
Net income                                                        9,890,428            11,483,329
Cash dividends paid                                              (3,782,388)           (3,526,557)
                                                              -------------         -------------
At end of period                                                 97,902,877            88,933,413
                                                              -------------         -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES
At beginning of period                                              358,923              (746,948)
Net change in unrealized gains or losses on securities
  available for sale, net of deferred income taxes                  696,496               359,017
                                                              -------------         -------------
At end of period                                                  1,055,419              (387,931)
                                                              -------------         -------------

Cost of common shares held in treasury
At beginning of period                                           (7,615,695)           (1,262,043)
Cost of common shares repurchased                                (2,126,334)           (3,855,531)
                                                              -------------         -------------
At end of period                                                 (9,742,029)           (5,117,574)
                                                              -------------         -------------

TOTAL SHAREHOLDERS' EQUITY                                    $ 124,331,386         $ 117,919,249
                                                              =============         =============

SHARES ISSUED
At beginning of period                                           11,517,084            11,495,897
Shares issued under incentive stock option plans                     20,431                   563
                                                              -------------         -------------
At end of period                                                 11,537,515            11,496,460
                                                              -------------         -------------

SHARES HELD IN TREASURY
At beginning of period                                             (364,135)              (56,696)
Common shares repurchased                                          (103,492)             (185,739)
                                                              -------------         -------------
At end of period                                                   (467,627)             (242,435)
                                                              -------------         -------------

TOTAL SHARES OUTSTANDING                                         11,069,888            11,254,025
                                                              =============         =============

                 See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 6 of 20

BANK OF GRANITE CORPORATION                                         Nine Months
Consolidated Statements of Cash Flows                            Ended September 30,
(unaudited)                                                  2001                  2000

INCREASE (DECREASE) IN CASH & cash equivalents:
Cash flows from operating activities:
  Interest received                                      $ 40,820,072         $ 39,762,091
  Fees and commissions received                             7,125,618            5,844,348
  Interest paid                                           (16,170,729)         (13,298,231)
  Cash paid to suppliers and employees                      2,110,608          (12,435,220)
  Income taxes paid                                        (6,033,500)          (6,583,762)
                                                         ------------         ------------
      Net cash provided by operating activities            27,852,069           13,289,226
                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
      securities available for sale                        58,876,226            9,725,000
  Proceeds from maturities and/or calls of
      securities held to maturity                           9,220,225            8,166,750
  Proceeds from sales of securities
      available for sale                                      130,755                   --
  Purchase of securities available for sale               (57,506,558)         (24,142,739)
  Purchase of securities held to maturity                 (13,821,336)          (5,407,858)
  Net increase in loans                                   (36,248,078)         (48,005,925)
  Capital expenditures                                       (231,134)            (470,610)
  Proceeds from sale of fixed assets                              125                6,600
  Proceeds from sale of other real estate                          --              142,000
                                                         ------------         ------------
      Net cash used by investing activities               (39,579,775)         (59,986,782)
                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand, NOW, money market
      and savings deposits                                   (995,230)             (57,017)
  Net increase in time deposits                            16,338,125           24,466,297
  Net increase (decrease) in overnight borrowings           1,477,612              (13,020)
  Net increase in other borrowings                         11,950,304              488,383
  Net proceeds from issuance of common stock                  337,847                7,882
  Dividend paid                                            (3,782,388)          (3,526,557)
  Purchases of common stock for treasury                   (2,126,334)          (3,855,531)
                                                         ------------         ------------
      Net cash provided by financing activities            23,199,936           17,510,437
                                                         ------------         ------------

Net increase (decrease) in cash equivalents                11,472,230          (29,187,119)
Cash and cash equivalents at beginning of period           30,627,080           51,138,496
                                                         ------------         ------------
Cash and cash equivalents at end of period               $ 42,099,310         $ 21,951,377
                                                         ============         ============

See notes to consolidated financial statements.

(continued on next page)


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 7 of 20

BANK OF GRANITE CORPORATION                                                Nine Months
Consolidated Statements of Cash Flows                                  Ended September 30,
  (unaudited) - (concluded)                                           2001                 2000
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                    $  9,890,428         $ 11,483,329
                                                                ------------         ------------
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation                                                   851,128              779,202
      Provision for loan loss                                      3,509,075            2,938,286
      Premium amortization, net                                      112,192              142,831
      Deferred income taxes                                          (60,824)            (553,117)
      Gains on sales or calls of securities
         available for sale                                         (137,549)                  --
      Gains on calls of securities
         held to maturity                                             (3,300)                  --
      Losses (gains) on disposal or sale of equipment                  4,201               (3,120)
      Decrease in taxes payable                                   (1,255,824)            (250,468)
      Decrease (increase) in accrued interest receivable             397,627           (1,044,270)
      Increase (decrease) in interest payable                       (414,589)             435,112
      Increase in other assets                                    (8,429,934)            (712,089)
      Increase in other liabilities                               23,389,438               73,530
                                                                ------------         ------------
      Net adjustments to reconcile net income to
         net cash provided by operating activities                17,961,641            1,805,897
                                                                ------------         ------------
  Net cash provided by operating activities                     $ 27,852,069         $ 13,289,226
                                                                ============         ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Increase in unrealized gains or
      losses on securities available for sale                   $  1,158,407         $    597,110
  Decrease in deferred income taxes
      on unrealized gains or losses on
      securities available for sale                                  461,911              238,093
  Transfer from loans to other real estate owned                     170,531              170,626

See notes to consolidated financial statements.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 8 of 20

BANK OF GRANITE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2001

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the "Company") as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

2. Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                           Three Months                        Nine Months
                                                        Ended September 30,                 Ended September 30,
(in shares)                                           2001               2000             2001               2000

Weighted average shares outstanding                 11,098,426        11,287,584        11,118,718        11,352,602
Potentially dilutive effect of stock options             1,704            14,681             2,167            11,048
                                                    ----------------------------------------------------------------
Weighted average shares outstanding,
  including potentially dilutive effect of
  stock options                                     11,100,130        11,302,265        11,120,885        11,363,650
                                                    ----------------------------------------------------------------

3. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2001 and December 31, 2000 were as follows:


                                 September 30,                December 31,
                                    2001                          2000
Unfunded commitments            $   78,215,410               $   81,135,503
Letters of credit                    4,069,297                    2,865,570

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


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 9 of 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION
September 30, 2001 Compared With December 31, 2000


         Total assets increased $55,505,885, or 8.39%, from December 31, 2000 to September 30, 2001. Earning assets increased $49,625,940, or 7.94%, over the same nine month period. Loans, the largest earning asset, increased $33,017,435, or 7.33%, over the same period, primarily because of a $20,697,911, or 4.70%, increase as of September 30, 2001 in loans of the Bank and a $12,319,524, or 124.05%, increase as of September 30, 2001 in the level of mortgage loans of GLL. Cash and cash equivalents increased $11,472,230, or 37.46%, primarily because of calls of debt securities due to lower interest rates. Investment securities increased $4,287,752, or 2.56%. Also during this period, other assets increased $8,028,847, or 204.02%, primarily due to the Bank's investment of $7,984,500 into bank owned life insurance intended to provide for supplemental life insurance and retirement benefits for the Bank's officers.

         Funding the asset growth was a combination of growth in deposits, overnight borrowings, other borrowings, other liabilities and earnings retained. Deposits increased $15,342,895, or 2.97%, from December 31, 2000 to September 30, 2001. Noninterest-bearing demand deposits decreased $6,320,209, or 6.70%, and NOW account deposits decreased $4,930,277, or 6.14%, over the same nine month period. Partially offsetting the declines in noninterest-bearing demand and NOW account deposits over this period were increases of $9,021,957, or 30.08%, in money market deposits and $1,233,299, or 5.20%, in savings deposits. Time deposits greater than $100,000 increased $8,296,628, or 6.67%, from December 31, 2000 to September 30, 2001, while other time deposits increased $8,041,497, or 4.89%, over the same period. The Company's loan to deposit ratio was 90.76% as of

         September 30, 2001 compared to 87.07% as of December 31, 2000, while the Bank's loan to deposit ratio was 84.42% compared to 83.17% when comparing the same periods.

         The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2000 to September 30, 2001, such overnight borrowings increased $1,477,612, or 11.57%, reflecting an increase of $1,918,224, or 17.50%, in higher overnight borrowings in the form of commercial paper, partially offset by a decrease of $440,612, or 24.42%, in lower overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase. Other borrowings increased $11,950,304, or 152 .42%, reflecting an increase in temporary borrowings by GLL primarily due to higher mortgage origination activity. Other liabilities increased $22,133,614, or 1365.89%, from December 31, 2000 to September 30, 2001, primarily because of investment security purchases of $23,500,000 that were in the process of settlement, partially offset by a $1,255,824 decrease in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

         Common stock outstanding decreased 83,061 shares, or 0.74%, from December 31, 2000 to September 30, 2001, due to shares repurchased under the Company's current stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2000 through September 30, 2001, the Company repurchased 103,492 shares of its common stock at an average price of $20.55. Also from December 31, 2000 through September 30, 2001, the Company issued 20,431 shares of its common stock at an average price of $16.54 under its Incentive Stock Option Plan. Earnings retained were $6,108,040 for the first nine months of 2001, after paying cash dividends of $3,783,643. Accumulated other comprehensive income, net of deferred income taxes, increased $696,496, or 194.05%, from December 31, 2000 to September 30, 2001, primarily because the value of securities available for sale rose when interest rates on longer term bonds fell during the period.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 10 of 20

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

         The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained strong during the nine month period ended September 30, 2001.

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

         In response to a slowing economy during the first nine months of 2001, the Federal Reserve lowered its rate on short-term overnight funds eight times for a total of 350 basis points. Because of its asset sensitivity, the Company experienced a 106 basis point decline in its net interest margin, which was 5.30% for the first nine months of 2001 compared with 6.36% for the first nine months of 2000. For the third quarter, the margin declined 124 basis points to 5.07% in 2001 compared with 6.31% in 2000. The Company's variable rate loans, and certain investments that matured or were called, repriced immediately at the lower rates. The Company's time deposits will continue to reprice as they mature. The Company believes that the Federal Reserve may further reduce short-term rates as the economy continues to show signs of weakness. The Federal Reserve lowers rates to reduce borrowing costs with the goal of increasing loan demand to stimulate the economy. Such increases in loan demand, should they occur, could mitigate the effects of the Company's repricing differences discussed above.

         The Bank uses several modeling techniques to measure interest rate risk, including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as "rate shocks." "Rate shocks" measure the estimated theoretical impact on the Bank's tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes is based upon numerous assumptions including relative and estimated levels of key interest rates. "Rate shocks" modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes.

         The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in the Company's analysis of its interest rate sensitivity as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 11 of 20

RESULTS OF OPERATIONS
For the Three Month Period Ended
September 30, 2001 Compared With the Same
Period in 2000 and for the Nine Month
Period Ended September 30, 2001 Compared
With the Same Period in 2000

         During the three month period ended September 30, 2001, the Company's net income decreased to $3,411,815, or 8.64%, from $3,734,423 earned in the same period of 2000. The decline primarily resulted from lower net interest margins. Year-to-date net income was also lower mainly due to lower net interest margins and higher loan loss provisions. For the first nine months of 2001, net income was $9,890,428, down $1,592,901, or 13.87%, from $11,483,329 earned in the same year-to-date period of 2000.

NET INTEREST INCOME FOR THE QUARTERLY PERIODS

         During the three month period ended September 30, 2001, the Company's net interest income decreased $1,163,641, or 12.79%, compared to the three months ended September 30, 2000, primarily due to the effects of a declining interest rate environment on the Company's asset-sensitive balance sheet. The Company's net interest margin averaged 5.07% during the three month period compared to 6.31% during the same period in 2000. For a discussion of the Company's asset-sensitivity and the related effects on the Company's net interest income and net interest margins, please see "Liquidity, Interest Rate Sensitivity and Market Risks" above.

         During the quarter ended September 30, 2001, interest income decreased $1,419,567, or 10.04%, from the same period last year, primarily because of lower rates on loan and investment assets, partially offset by higher volumes of loans. Interest and fees on loans decreased $1,157,836, or 9.98%, due to lower average rates during the quarter. Yields on loans averaged 8.60% for the quarter, down from 10.77% for the same quarter last year. The prime lending rate during the three month period averaged 6.66% compared to 9.50% during the same period in 2000. Gross loans averaged $482,004,617 compared to $428,585,257 last year, an increase of $53,419,360, or 12.46%. Average loans of the Bank were $459,307,945 compared to $417,310,637 last year, an increase of $41,997,308, or
10.06%, while average loans of GLL were $22,696,672 compared to $11,274,620 last year, an increase of $11,422,052, or 101.31%. The large increase in loans at GLL is further evidence of the declining rate environment, since mortgage loan activity typically increases at such times. Interest on securities and overnight investments decreased $261,731, or 10.36%, also due to yields during the quarter. Average securities and overnight investments were $175,155,442 compared to $173,419,698 last year, an increase of $1,735,744, or 1.00%.

         Interest expense decreased $255,926, or 5.08%, primarily because of lower rates on interest-bearing deposits and other borrowings, partially offset by higher volumes of time deposits and other borrowings. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 4.03% for the quarter, down from 4.74% for the same quarter last year. Total interest-bearing deposits averaged $442,435,756 compared to $399,737,872 last year, an increase of $42,697,884, or
10.68%. Savings, NOW and money market deposits averaged $139,066,787 compared to $132,409,932 last year, an increase of $6,656,855, or 5.03%. Time deposits averaged $303,368,969 compared to $267,327,940 last year, an increase of $36,041,029, or 13.48%. The Company believes that the increase in time deposits may be attributable in part to recent flows of investment funds out of the equity markets into markets offering greater protection of investment principal. Overnight borrowings averaged $14,025,277 compared to $12,042,274 last year, an increase of $1,983,004, or 16.47%, reflecting an increase of $3,166,566, or 34.25%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank, partially offset by a decrease of $1,183,562, or 42.31%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank. Other borrowings averaged $20,064,667 compared to $9,437,583 last year, an increase of $10,627,084, or 112.60%, due to an increase in temporary


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 12 of 20 borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon "out-of-market" or "brokered" deposits as a source of funding.

NET INTEREST INCOME FOR THE YEAR-TO-DATE PERIODS

         As was the case for the third quarter, the Company's net interest income decreased for the year-to-date period. Although higher loan volumes helped to buffer the year-to-date decline, falling loan yields in 2001 and growth in higher cost time deposits during the last six months of 2000 caused the Company's net interest income to decrease $2,376,074, or 8.82%, during the nine month period ended September 30, 2001 compared to the same period in 2000. The Company's net interest margin averaged 5.30% for the year-to-date period, down from 6.36% for the same period last year. For a discussion of the Company's asset-sensitivity and the related effects on the Company's net interest income and net interest margins, please see "Liquidity, Interest Rate Sensitivity and Market Risks" above.


         During the first nine months of 2001, interest income decreased only $353,277, or 0.87%, from the same period last year because decreased interest income due to lower rates on loans was substantially offset by increases in interest income due to higher volumes of loans. Interest and fees on loans increased slightly by $141,699, or 0.43%, due to the higher volumes, while yields on loans averaged 9.30% for the year-to-date period, down from 10.63% for the same period last year. The prime rate during the nine month period averaged 7.71% compared to 9.08% during the same period in 2000. Gross loans averaged $475,121,291 compared to $413,534,003 last year, an increase of $61,587,288, or
14.89%. Average loans of the Bank increased $51,080,562, or 12.68%, while average loans of GLL increased $10,506,726, or 98.76%. Interest on securities and overnight investments decreased $494,976, or 6.38%, due to both lower rates and lower average volumes invested during the period. Average securities and overnight investments were $178,482,624 compared to $180,936,398 last year, a decrease of $2,453,774, or 1.36%.

         Interest expense increased $2,022,797, or 14.73%, primarily because of higher volumes of time deposits that resulted in rates on interest-bearing deposits increasing to 4.52% for the year-to-date period, from 4.41% for the same period last year. Interest-bearing deposits averaged $441,439,394 compared to $392,201,944 last year, an increase of $49,237,450, or 12 .55%. Overnight borrowings averaged $11,515,891 compared to $13,102,785 last year, a decrease of $1,586,894, or 12.11%, reflecting a decrease of $607,582, or 24.08%, in federal funds purchased and securities sold under agreements to repurchase of the Bank and a decrease of $979,312, or 9.26%, in commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $18,674,199 compared to $8,902,871 last year, an increase of $9,771,328, or
109.75%, reflecting an increase in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 13 of 20

PROVISIONS FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES
  AND DISCUSSIONS OF ASSET QUALITY

         Management determines the allowance for loan losses based on a number of factors, including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio, as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine whether any changes in these loan grades are necessary. The loan grading system assists management in determining the overall risk in the loan portfolio.

         General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Company's market area and due to higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amount of $3,509,075 for the nine month period ended September 30, 2001, to provide for future losses related to uncollectible loans. The Company had provided an additional $1,200,000 for loan losses in the second quarter of 2001 in anticipation of the higher charge-off's experienced in the third quarter. At September 30, 2001, the loan loss reserve was 1.39% of net loans outstanding, compared to 1.43% as of December 31, 2000. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.


                                                                Three Months                           Nine Months
                                                             Ended September 30,                    Ended September 30,
                                                           2001               2000               2001               2000

Allowance for loan losses, beginning of period          $8,452,032         $5,721,018         $6,351,756         $4,746,692
                                                        ----------         ----------         ----------         ----------
Net charge-offs:
  Loans charged off:
  Real estate                                            1,009,979            865,403          1,072,108            976,806
  Commercial, financial and agricultural                 1,510,848            307,476          1,689,133            544,253
  Credit cards and related plans                             5,847              1,737             16,833              6,693
  Installment loans to individuals                          75,580             22,052            405,827            161,757
  Demand deposit overdraft program                         108,544            154,134            323,911            243,616
                                                        ----------         ----------         ----------         ----------
  Total charge-offs                                      2,710,798          1,350,802          3,507,812          1,933,125
                                                        ----------         ----------         ----------         ----------
  Recoveries of loans previously charged off:
  Real estate                                               20,008             76,563             46,335             89,012
  Commercial, financial and agricultural                    17,876             17,010             34,393             76,139
  Credit cards and related plans                               976                349              3,518              2,946
  Installment loans to individuals                           2,555             10,196             30,847             55,360
  Demand deposit overdraft program                          49,042             24,570            162,076             28,453
                                                        ----------         ----------         ----------         ----------
  Total recoveries                                          90,457            128,688            277,169            251,910
                                                        ----------         ----------         ----------         ----------
Total net charge-offs                                    2,620,341          1,222,114          3,230,643          1,681,215
                                                        ----------         ----------         ----------         ----------
Loss provisions charged to operations                      798,497          1,504,859          3,509,075          2,938,286
                                                        ----------         ----------         ----------         ----------
Allowance for loan losses, end of period                $6,630,188         $6,003,763         $6,630,188         $6,003,763
                                                        ----------         ----------         ----------         ----------

Ratio of annualized net charge-offs during the
  period to average loans during the period                   2.16%              1.13%              0.91%              0.54%
Allowance coverage of annualized net charge-offs             63.78%            123.82%            153.50%            267.10%
Allowance as a percentage of gross loans                                                            1.37%              1.38%
Allowance as a percentage of net loans                                                              1.39%              1.39%

         Due to a weakened local economy, the 2001 quarter-to-date and year-to-date charge-off's were substantially higher than those in the same periods of the previous year. In the third quarter of 2001, the Company charged off $2,710,798, an increase of $1,359,996, of which $1,203,372 were related to commercial loans in default. The increase in year-to-date charge-off's resulted from the higher level of charge-off's during the third quarter.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 14 of 20

         Nonperforming assets at September 30, 2001 and December 31, 2000 were as follows:

                                                September 30,      December 31,
                                                   2001               2000
Nonperforming assets:
Nonaccrual loans                                 $3,647,213         $1,502,019
Loans past due 90 days or more and
  still accruing interest                         3,459,091          1,982,926
                                                 ----------         ----------
Total nonperforming loans                         7,106,304          3,484,945
Foreclosed properties                               304,377            133,846
                                                 ----------         ----------
Total nonperforming assets                       $7,410,681         $3,618,791
                                                 ==========         ==========

Nonperforming loans to total loans                     1.47%              0.77%
Allowance coverage of nonperforming loans             93.30%            172.28%
Nonperforming assets to total assets                   1.03%              0.55%

         If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the third quarter would not have been materially different from the amount reported.

         The Company's investment in impaired loans at September 30, 2001 and December 31, 2000 was as follows:

                                                       September 30,     December 31,
                                                           2001               2000
Investment in impaired loans:
  Impaired loans still accruing interest                $1,084,317        $  545,351
  Accrued interest on accruing impaired loans               58,610            24,181
  Impaired loans not accruing interest                   3,647,213         1,502,019
  Accrued interest on nonaccruing impaired loans           154,074            53,034
                                                        ----------        ----------
Total investment in impaired loans                      $4,944,214        $2,124,585
                                                        ----------        ----------
Loan loss allowance related to impaired loans           $1,553,380        $1,009,562
                                                        ==========        ==========

         When comparing September 30, 2001 with September 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4,944,196 ($3,801,287 of which was on a non-accrual basis) and $1,936,404
($1,608,405 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2001 and 2000 was not significantly different from the balance at September 30, 2001 and 2000, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,553,380 and $991,283 at September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized interest income on those impaired loans of approximately $212,684 and $75,468, respectively.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 15 of 20

NONINTEREST INCOME AND EXPENSES FOR THE QUARTERLY PERIODS

         For the quarter ended September 30, 2001, total noninterest income was $2,489,665, up $353,970, or 16.57%, from $2,135,695 earned in the same period of
2000, primarily because of higher fees from mortgage originations. Fees on deposit accounts were $1,260,530 during the third quarter, down $58,634, or 4.44%, from $1,319,164 earned in the third quarter of 2000, primarily due to lower activity in the Bank's demand deposit overdraft program. Other service fees and commissions were $1,025,320 for the third quarter of 2001, up $291,269, or 39.68%, from $734,051 earned in the same period of 2000. Included in other service fees was mortgage origination fee income of $806,144 for 2001, up $239,777, or 42.34%, from $566,367 earned in the same period of 2000. As mortgage rates declined in 2001, mortgage origination activity rose dramatically. There were no significant gains or losses on sales of securities in the third quarter of 2001 or 2000. Other noninterest income was $200,515 for the third quarter of 2001, up $118,035, or 143.11%, from $82,480 earned in the third quarter of 2000, primarily due to income from the Bank's investment in bank owned life insurance in the third quarter. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgages, which produced $905,360 in nontraditional fee income during the third quarter of 2001, up 49.58% from the third quarter of 2000.

         Third quarter 2001 noninterest expenses, or overhead, totaled $4,640,991, up $452,875, or 10.81%, from $4,188,116 in the same quarter of
2000, primarily because of higher costs associated with the increase in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $2,968,230 during the quarter, up $471,523, or 18.89%, from $2,496,707 in 2000. Of the $471,523 increase in personnel costs, $277,015 were related to mortgage operations, while the Bank's personnel costs increased $194,508. Salaries and wages were $2,408,867 during the quarter, up $343,525, or 16.63%, from $2,065,342 in 2000, while employee benefits were $559,363, up $127,998, or 29.67%, compared to $431,365 in the third quarter of 2000. Bank salaries rose $71,753 or 4.70%, while mortgage-related salaries rose $271,772 or 50.60%.

         Noninterest expenses other than for personnel decreased $18,648, or 1.10%, to $1,672,761 during the quarter from $1,691,409 incurred in the same period of 2000. A $54,085 decrease in the nonpersonnel costs of the Bank was partially offset by a $33,270 increase in the nonpersonnel costs of GLL. Occupancy expenses were up less than 1% for the quarter. Equipment expenses were $374,475 during the third quarter, up $14,378, or 3.99%, from $360,097 in the same period of 2000. Third quarter other noninterest expenses were $1,085,498 in 2001, down $31,016, or 2.78%, from $1,116,514 in the same quarter a year ago. The Bank's decrease of $74,775 in other noninterest costs was partially offset by a $41,592 increase in the other noninterest costs of GLL. Income tax expense was $1,573,880 for the quarter, down $233,576, or 12.92%, from $1,807,456 for the 2000 third quarter. The effective tax rate decreased to 31.57% for the third quarter of 2001 compared to 32.61% for the same quarter of 2000, primarily because of higher relative levels of income from tax-exempt loans and investments in 2001 despite the lower overall level of net income.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 16 of 20

NONINTEREST INCOME AND EXPENSES FOR THE YEAR-TO-DATE PERIODS

         For the nine months ended September 30, 2001, total noninterest income was $7,266,467, up $1,422,119, or 24.33%, from $5,844,348 earned in the first nine months of 2000, primarily because of higher fees on deposit accounts and from mortgage originations. Fees on deposit accounts were $3,857,746 during the first nine months of 2001, up $377,469, or 10.85%, from $3,480,277 in the same period of 2000, primarily due to $288,480 in additional fees associated with the new demand deposit overdraft program designed for retail customers and introduced in the second quarter of 2000. Also for the year-to-date period, other service fees and commissions were $2,832,665, up $718,275, or 33.97%, from $2,114,390 in 2000. Included in other service fees was mortgage origination fee income of $2,186,153 for 2001, up $655,668, or 42.84%, from $1,530,485 earned in the same period of 2000. As was the case for the quarter, the drop in mortgage rates that began in late 2000 and continued throughout the first nine months of 2001 caused a significant increase in mortgage origination activity. Year-to-date gains on sales of securities were $140,849, most of which was reported in the first quarter of 2001. Other noninterest income was $435,207 during the nine months ended September 30, 2001, up $185,526, or 74.31%, from $249,681 in the same period of 2000, primarily due to income from the Bank's investment in bank owned life insurance. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgage loans, which produced $2,413,266 in nontraditional fee income during the first nine months of 2001, up 46.79% from 2000.

         Total noninterest expenses were $13,704,225 during the first nine months of 2001, up $1,131,482, or 9.00%, from $12,572,743 in the same period of 2000. As was the case for the third quarter, the year-to-date changes in overhead were primarily attributable to higher costs associated with the increase in mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $8,478,549 during the first nine months of 2001, up $1,000,830, or 13.38%, from $7,477,719 in the same period of 2000. Salaries and wages were $7,092,376 during the first nine months of 2001, up $928,802, or 15.07%, from $6,163,574 in the same period of 2000. The increase in salaries and wages consisted of $306,274 related to banking operations and $622,528 related to mortgage operations. Employee benefits were $1,386,173 up $72,028, or 5.48%, from $1,314,145. Of this increase, $51,384 were related to banking operations and $20,644 were related to mortgage operations.

         Noninterest expenses other than for personnel increased to $5,225,676 during the first nine months of 2001, or 2.56%, from $5,095,024 incurred in the same period of 2000, which reflected increases in nonpersonnel costs of $64,335 for the Bank and $71,608 for GLL. Year-to-date occupancy expenses were $639,394, up $7,162, or 1.13%, from $632,232 in 2000, and equipment expenses were $1,141,498, up $91,519, or 8.72%, from $1,049,979 in the same nine months of
2000. Other noninterest expenses were $3,444,784 for the nine months ended September 30, 2001, up $31,971, or less than 1%, from $3,412,813 in the same period of 2000. Of the $31,971 increase in other noninterest expenses, $105,661 were related to mortgage operations, partially offset by a $68,399 decrease related to banking operations. Year-to-date income tax expense was $4,716,852 in 2001, down $1,063,325, or 18.40%, from $5,780,177 in 2000. The year-to-date effective tax rates were 32.29% and 33.48% for 2001 and 2000, respectively, with the decrease being primarily attributable to higher relative levels of income from tax-exempt loans and investments in 2001. Net income was $9,890,428 during the first nine months of 2001, down $1,592,901, or 13.87%, from $11,483,329 earned in the same year-to-date period of 2000.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 17 of 20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 2, Management's Discussion of Financial Condition and Results of Operations, above, under the caption "Liquidity, Interest Rate Sensitivity and Market Risk."

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

         The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of the Company's customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 18 of 20

PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5 ARE INAPPLICABLE AND ARE THEREFORE OMITTED.

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

                  Not applicable.

         11.      Schedule of Computation of Net Income Per Share

                  The information required by this item is set forth under Item 1, Note 2

(b)      Reports on Form 8-K

                  On October 10, 2001, the Company filed a report on Form 8-K regarding its October 9, 2001 news release in which it announced its earnings for the quarter ended September 30, 2001. The full text news release dated October 9, 2001 was attached as exhibit 99(a) to this Form 8-K filing.


Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 19 of 20

 SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Bank of Granite Corporation
                                        (Registrant)

Date:  November 12, 2001               /s/ Kirby A. Tyndall
                                       ----------------------------
                                       Kirby A. Tyndall
                                       Senior Vice President and
                                       Chief Financial Officer and
                                       Principal Accounting Officer



Bank of Granite Corporation, Form 10-Q, September 30, 2001, page 20 of 20