Form 10-K405
period 2001-12-31
BANK OF GRANITE CORP
filed 2002-03-20
CIK 810689

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended            DECEMBER 31, 2001
                                        -------------------------------------

                         Commission file number  0-15956
                                               -----------

                           BANK OF GRANITE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 56-1550545
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   P.O. BOX 128, GRANITE FALLS, N.C.                        28630
----------------------------------------               ----------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (828) 496-2000
                                                     --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

   Title of each class                Name of exchange on which registered
-------------------------            ---------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
                   -------------------------------------------
                                (Title of Class)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of March 4, 2002, 10,935,675 shares of common stock, $1 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates was $203,388,225.

                       Documents Incorporated by Reference

      PART III: Definitive Proxy Statement dated March 22, 2002 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Shareholders.
================================================================================

                         Exhibit Index begins on page 54

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                 2002
                                                                  2001           Proxy
                                                               Form 10-K       Statement
                                                                  Page            Page
                                                              ------------------------------
PART I
Item 1 -  Business                                                   3             n/a
Item 2 -  Properties                                                 6             n/a
Item 3 -  Legal Proceedings                                          7             n/a
Item 4 -  Submission of Matters to a
          Vote of Security Holders                                   7             n/a

PART II
Item 5 -  Market for the Registrant's Common Equity
          and Related Shareholder Matters                            8             n/a
Item 6 -  Selected Financial Data                                    9             n/a
Item 7 -  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations, including Quantitative and
          Qualitative Disclosures about Market Risk                 10             n/a
Item 7A - Quantitative and Qualitative Disclosures
          about Market Risk                                         22
Item 8 -  Financial Statements and Supplementary Data               23             n/a
Item 9 -  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                                49             n/a

PART III
Item 10 - Directors and Executive Officers of
          the Registrant                                            50           4 - 6
Item 11 - Executive Compensation                                    50          8 - 13
Item 12 - Security Ownership of Certain
          Beneficial Owners and Management                          50           2 & 6
Item 13 - Certain Relationships and Related
          Transactions                                              50              16

PART IV
Item 14 - Exhibits, Financial Statement Schedules
          and Reports on Forms 8-K *                                50             n/a

Signatures                                                          53             n/a

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

                                     PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the "Company") is a Delaware Corporation organized June 1, 1987 as a bank holding company. The Company currently engages in no operations other than ownership and operation of Bank of Granite (the "Bank"), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. ("GLL"), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL was acquired by the Company on November 5, 1997. The Company conducts its banking business from 14 offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the Federal Deposit Insurance Corporation (the "FDIC"), the Bank ranked 14th among North Carolina commercial banks based on both assets and deposits as of September 30, 2001. The Company conducts its mortgage banking business from 7 offices in the in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

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

The FDIC collects deposit data from insured depository institutions as of June 30 of each year.

According to June 30, 2001 data provided by the FDIC, there were 14 other commercial banks and 2 savings institutions in the Bank's Metropolitan Statistical Area ("MSA"). As of June 30, 2001, the Bank had $543.9 million, or 14.9%, of total MSA deposits of $3.6 billion, compared with $502.2 million, or 14.7%, of total MSA deposits of $3.4 billion as of June 30, 2000.

There were 6 other commercial banks in the Bank's Caldwell County market. As of June 30, 2001, the Bank had $244.1 million, or 34.4%, of total county deposits of $709.9 million, compared with $216.1 million, or 32%, of total county deposits of $674.4 million as of June 30, 2000.

According to the FDIC data, in the Bank's Catawba County market, there were 11 other commercial banks as of June 30, 2001. The Bank had $267 million, or 13.4%, of total county deposits of $2 billion, compared with $256.1 million, or 14.2%, of total county deposits of $1.8 billion as of June 30, 2000.

In the Bank's Burke County market, there were 6 other commercial banks and 1 savings institution as of June 30, 2001 according to the FDIC. The Bank had $32.8 million, or 5.2%, of total county deposits of $634.1 million, compared with $30 million, or 4.9%, of $617.7 million in total Burke County deposits as of June 30, 2000.

In Lincoln County, there were 6 other commercial banks and 1 savings institution as of June 30, 2001 according to the FDIC. The Bank had $6 million, or 1%, of total county deposits of $631.4 million, compared with $3.6 million, or 0.8%, of $465 million in total Lincoln County deposits as of June 30, 2000.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from 7 offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton and Salisbury.

EMPLOYEES

As of December 31, 2001, the Bank had 188 and GLL had 34 full-time equivalent employees. Each of the Bank and GLL consider its relationship with its employees to be excellent.

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

While the Company is not presently subject to any regulatory restrictions on dividends, the Company's ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2001, the Bank had undivided profits of approximately $99.9 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2001, this ratio was 16.37% for the Bank, leaving approximately $70.5 million of the Bank's undivided profits available for the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution's relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on "risk-based capital" require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 2001, the Company's tier 1 ratio and total capital ratio to risk-adjusted assets was 22.9% and 24.1% respectively. The Company's leverage ratio at December 31, 2001 was 17.8%. The Company is in compliance with all regulatory capital requirements.

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

                                                                               Approximate
                                                                      ---------------------------
                                                                      Facility Size      Lot Size       Owned
   Location                               Principal Use               (square feet)       (acres)      or Leased
   --------                               -------------               -------------       -------      ---------
Granite Falls, North Carolina
  23 North Main Street            Home office                               8,735             1.2      owned
                                  Storage building                            735             0.5      owned
  56 North Main Street            Operations center                        11,769             1.1      owned
                                  Print shop                                  375             0.2      owned
  2630 Connelly                   Banking office in Ingle's                   430            none      leased
    Springs Road (Baton)            Supermarket

Lenoir, North Carolina
  707 College Avenue SW           Banking office                            7,400             1.2      owned
  1351 Norwood                    Banking office                            2,530             1.0      owned
    Street SW (Whitnel)
  701 Wilkesboro                  Banking office                            2,480             2.1      owned
    Boulevard NE (Hibriten)

Hudson, North Carolina
  537 Main Street                 Banking office                            4,235             4.1      owned

Hickory, North Carolina
  25 3rd Street NW                Banking office                            9,515             0.5      owned
  315 1st Avenue NW               Loan and support offices                 15,092             0.5      owned
    (Bank of Granite Plaza)
  2220 12th Avenue NE             Banking office                            3,612             1.6      owned
    (Springs Road)
  281 14th Avenue NE              Banking office                            4,200             2.0      owned
    (Viewmont)
  2637 1st Avenue SW              Banking office                            2,440             1.1      owned
    (Long View)
  2900 Highway 127 South          Banking office                            2,480             1.8      owned
    (Mountain View)

Newton, North Carolina
  311 North Main Avenue           Banking office                            3,612             0.9      owned

                                                                               Approximate
                                                                      ---------------------------
                                                                      Facility Size      Lot Size       Owned
   Location                               Principal Use               (square feet)       (acres)      or Leased
   --------                               -------------               -------------       -------      ---------
Morganton, North Carolina
  201 East Meeting Street         Banking office                           5,400             0.8         owned

Vale, North Carolina
  9580 Highway 10 West            Banking office in Honey's                  400            none         leased
                                       Supermarket

GLL leases all of its facilities which are listed below. GLL's management considers its facilities well maintained and sufficiently suitable for present operations.

                                                                               Approximate
                                                                      ---------------------------
                                                                      Facility Size      Lot Size       Owned
   Location                               Principal Use               (square feet)       (acres)      or Leased
   --------                               -------------               -------------       -------      ---------
Winston-Salem, North Carolina
  4550 Country Club Road          Home office                              8,353            none         leased

Hickory, North Carolina
  315 1st Avenue NW               Mortgage office                          1,080            none       leased from
    (Bank of Granite Plaza)                                                                              the Bank

High Point, North Carolina
  211 West Lexington              Mortgage office                            830            none         leased
    Avenue, Suite 102

Lenoir, North Carolina
  707 College Avenue SW           Mortgage office                            200            none       leased from
                                                                                                         the Bank

Morganton, North Carolina
  201 East Meeting Street         Mortgage office                            196            none       leased from
                                                                                                         the Bank

Newton, North Carolina
  311 North Main Avenue           Mortgage office                             64            none       leased from
                                                                                                         the Bank

Salisbury, North Carolina
  315 North Main Street           Mortgage office                            457            none         leased

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2001.

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

During 2001, investment firms making a market in the Company's common stock included Spear, Leeds & Kellogg, Wachovia Securities, Sherwood Securities Corporation, Herzog, Heine, Geduld, Inc. and First Union Capital Markets.

As of December 31, 2001, there were 10,987,085 shares outstanding, owned by approximately 2,500 shareholders of record and an estimated 2,800 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2001.

Quarterly Common Stock Market Price Ranges and Dividends

2001                     QUARTER 1       QUARTER 2        QUARTER 3       QUARTER 4
  PRICE RANGE
    HIGH                   $ 23.06         $ 23.11          $ 23.90         $ 23.00
    LOW                      19.13           18.86            19.34           19.22
    CLOSE                    21.19           23.00            22.21           19.77
    DIVIDEND                  0.11            0.11             0.12            0.12

2000                     Quarter 1       Quarter 2        Quarter 3       Quarter 4
  Price Range
    High                   $ 21.69         $ 23.44          $ 24.50         $ 23.94
    Low                      16.13           18.13            19.19           19.25
    Close                    19.94           22.88            22.94           23.25
    Dividend                  0.10            0.10             0.11            0.11

ITEM 6 - SELECTED FINANCIAL DATA

Bank of Granite Corporation and Subsidiaries

                                                    For the Years Ended December 31,
                              ----------------------------------------------------------------------------
                                  2001            2000            1999             1998            1997
Interest income               $ 52,284,219    $ 55,269,464    $ 48,005,534    $ 47,577,090    $ 44,027,854
Interest expense                19,443,569      19,172,024      15,752,467      16,075,876      15,459,548
                              ----------------------------------------------------------------------------
Net interest income             32,840,650      36,097,440      32,253,067      31,501,214      28,568,306
Provision for loan losses        4,216,772       3,893,585       1,862,585       4,321,740       1,175,000
                              ----------------------------------------------------------------------------
Net interest income after
  provision for loan losses     28,623,878      32,203,855      30,390,482      27,179,474      27,393,306
Other income                    10,140,060       8,033,680       8,209,542       8,663,553       8,110,184
Other expense                   18,342,279      16,778,415      16,536,075      15,835,803      14,119,050
                              ----------------------------------------------------------------------------
Income before income taxes      20,421,659      23,459,120      22,063,949      20,007,224      21,384,440
Income taxes                     6,613,104       7,884,537       7,327,157       6,558,789       6,953,253
                              ----------------------------------------------------------------------------
Net income                    $ 13,808,555    $ 15,574,583    $ 14,736,792    $ 13,448,435    $ 14,431,187
                              ============================================================================
Per share
  Net income
    Basic                     $       1.24    $       1.38    $       1.28    $       1.17    $       1.26
    Diluted                           1.24            1.38            1.28            1.17            1.26
  Cash dividends                      0.46            0.42            0.38            0.34            0.30
  Book value                         11.36           10.70            9.92            9.20            8.33
  Share price
    High                             23.90           24.50           32.38           47.00           26.80
    Low                              18.86           16.13           18.50           24.00           21.70
    Close                            19.77           23.25           21.50           27.63           24.60
                              ----------------------------------------------------------------------------
Average shares outstanding
    Basic                       11,098,506      11,308,120      11,477,971      11,461,607      11,425,110
    Diluted                     11,100,396      11,318,228      11,499,518      11,509,529      11,479,800
                              ============================================================================
Performance ratios
  Return on average assets            2.00%           2.45%           2.46%           2.39%           2.81%
  Return on average equity           11.29%          13.41%          13.42%          13.35%          16.21%
  Average equity to
    average assets                   17.70%          18.31%          18.35%          17.90%          17.36%
  Dividend payout                    37.01%          30.54%          29.60%          28.97%          23.15%
  Efficiency ratio                   40.96%          36.52%          39.04%          37.70%          36.74%
                              ----------------------------------------------------------------------------
Balances at year end
  Assets                      $715,389,907    $661,622,812    $610,726,599    $606,175,042    $528,979,733
  Investment securities        159,185,159     167,505,220     155,345,479     149,008,531     131,109,218
  Loans (gross)                510,410,948     450,398,252     390,189,234     385,590,204     357,845,513
  Allowance for loan losses      6,426,477       6,351,756       4,746,692       4,619,586       5,202,578
  Liabilities                  590,608,591     542,307,475     497,275,490     500,733,071     433,763,010
  Deposits                     522,782,719     517,281,500     471,659,198     458,697,169     414,576,184
  Shareholders' equity         124,781,316     119,315,337     113,451,109     105,441,971      95,216,723
                              ============================================================================
Asset quality ratios
  Net charge-offs
    to average loans                  0.86%           0.54%           0.46%           1.31%           0.22%
  Nonperforming assets
    to total assets                   0.70%           0.55%           0.35%           0.64%           0.51%
  Allowance coverage of
    nonperforming loans             136.35%         182.26%         230.38%         128.53%         198.07%

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

                              RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2001 compared to the year ended December 31, 2000, the year ended December 31, 2000 compared to the year ended December 31, 1999, and the year ended December 31, 1999 compared to the year ended December 31, 1998.

                              2001 COMPARED TO 2000

In 2001, the Company earned $13,808,555, or $1.24 per share, compared to $15,574,583, or $1.38 per share, in 2000. The earnings provided returns on average assets of 2.00% in 2001 compared to 2.45% in 2000 and returns on average equity of 11.29% in 2001 compared to 13.41% in 2000. The earnings decrease was primarily attributable to lower net interest income, which resulted from 11 successive short-term interest rate reductions by the Federal Reserve Bank.

Net interest income, the Company's largest source of revenues, decreased 9% to $32,840,650 in 2001 from $36,097,440 in 2000. Interest income was $52,284,219 in
2001, down 5.4% from $55,269,464 in 2000, primarily due to 11 successive reductions in short-term interest rates. The average yield on interest-earning assets was 8.27% in 2001 compared with 9.51% in 2000. Average interest-earning assets grew by $54,275,383, or 9%, primarily because average loans, the highest yielding asset category, grew by $58,478,916, or 13.9%. Interest expense increased 1.4% to $19,443,569 in 2001 compared to $19,172,024 in 2000. The average cost of funds was 4.11% in 2001 compared with 4.57% in 2000. Higher volumes in time deposits resulted in the slightly higher interest expense. Average balances in transaction accounts, such as noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts, decreased $1,594,954, or 0.7%, to $226,854,391 in 2001 from $228,449,345 in 2000. Average balances in time deposits grew $38,650,985, or 14.7%, to $302,173,830 in 2001 from $263,522,845 in 2000. Average overnight borrowings, principally commercial account balances which are swept into the Company's commercial paper overnight, grew by $1,658,656, or 13.2%, to $14,187,910 in 2001 from $12,529,254 in 2000.
Average other borrowings, which are used to fund mortgage banking activities, increased $10,255,661, or 113.7%, due to significantly higher mortgage originations resulting from lower mortgage interest rates.

Because of both the growth in loans and higher levels of charge-offs and nonperforming loans, the Company provided $4,216,772 for possible loan losses in 2001 compared with $3,893,585 in 2000. Charge-offs, net of recoveries totaled $4,142,051 for 2001 compared with $2,288,521 for 2000. Nonperforming loans totaled $4,713,204 at the end of 2001 compared with $3,484,945 at the end of 2000.

Other income was $10,140,060 in 2001, an increase of $2,106,380, or 26.2%, from such revenues of $8,033,680 in 2000. Lower interest rates resulted in increase in fees from both mortgage originations and annuity sales. Fee income from mortgage originations increased $1,061,123, or 51.5%, to $3,122,152 in 2001 from $2,061,029 in 2000. Also contributing to the increase in fee income were increases of $362,996 in deposit fees and $246,633 in fees from annuity sales. Mortgage origination and annuity activity have a tendency to increase during periods of lower interest rates, as was the case during 2001.

Other expenses, or overhead, increased $1,563,864, or 9.3%, to $18,342,279 in 2001 from $16,778,415 in 2000, primarily due to increased costs associated with higher mortgage origination activity. Personnel expenses, the largest component of overhead, increased to $11,408,477 in 2001 from $9,914,791 in 2000. There were very slight increases in the other categories of overhead expenses.

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

Other income was $8,033,680 in 2000, a decrease of $175,862, or 2.1%, from such revenues of $8,209,542 in 1999. In April of 2000, the Bank introduced a new demand deposit overdraft program designed for retail customers. The new program increased the Bank's fee income from overdrafts by $1,222,897. This increase in deposit fees was offset by declines in fees from mortgage originations and sales of the guaranteed portions of small business administration ("SBA") loans. Higher mortgage interest rates resulted in a decrease of $1,029,791, or 33.3%, in fees from mortgage originations to $2,061,029 in 2000 from $3,090,820 in 1999. In addition, management decided to retain the guaranteed portions of SBA loans, which lowered fee income from such activity by $312,502, but contributed to the increase in interest income from loans. Both mortgage and SBA lending activities often decline during periods of rising rates.

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

                               NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company's earnings. It is management's on-going policy to optimize net interest income. Net interest income totaled $32,840,650, $36,097,440, and $32,253,067 for 2001, 2000 and 1999
respectively, representing a decrease of 9.0% for 2001 from 2000, and increases of 11.9% for 2000 over 1999, and 2.4% for 1999 over 1998. Interest rate spreads have been at least 4.00% over the last three years, and the Company continues efforts to maximize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

                  AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
                        for the years ended December 31,

                                                2001                         2000                         1999
                                    ----------------------------  ----------------------------  ----------------------------
                                               AVERAGE  INTEREST             Average  Interest            Average   Interest
                                    AVERAGE    YIELD/   INCOME/    Average   Yield/   Income/   Average   Yield/    Income/
dollars in thousands                BALANCE     COST    EXPENSE    Balance    Cost    Expense   Balance    Cost     Expense
ASSETS
Loans (1)                           $479,732    8.95%   $42,931   $421,253   10.68%   $44,996   $380,693   10.04%    $38,235
Taxable securities                    86,309    6.18%     5,334     93,641    6.55%     6,134     76,574    6.23%      4,768
Nontaxable securities (2)             72,964    7.06%     5,148     72,076    7.16%     5,163     74,506    7.27%      5,418
Federal funds sold                    15,392    4.38%       674     13,152    5.95%       783     30,166    4.91%      1,481
                                    --------            ------------------            ------------------             -------
Total interest-earning assets        654,397    8.27%    54,087    600,122    9.51%    57,076    561,939    8.88%     49,902
                                                        -------                       -------                        -------

Cash and due from banks               21,068                        21,619                        23,292
All other assets                      15,755                        12,708                        13,317
                                    --------                      --------                      --------
Total assets                        $691,220                      $634,449                      $598,548
                                    ========                      ========                      ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
NOW deposits                        $ 77,575    1.05%       813   $ 76,147    1.52%     1,156   $ 70,087    1.52%      1,067
Money market deposits                 34,733    2.89%     1,004     33,182    3.34%     1,109     31,917    3.27%      1,045
Savings deposits                      24,625    1.16%       285     25,249    1.73%       438     25,295    1.74%        439
Time deposits of $100,000
  or more                            133,055    5.36%     7,128    113,714    6.15%     6,991     99,400    5.25%      5,222
Other time deposits                  169,119    5.40%     9,130    149,809    5.64%     8,446    140,811    4.85%      6,826
                                    --------            ------------------            ------------------             -------
Interest-bearing deposits            439,107    4.18%    18,360    398,101    4.56%    18,140    367,510    3.97%     14,599
Overnight borrowings                  14,188    3.28%       466     12,529    4.67%       585     11,291    4.39%        496
Other borrowings                      19,278    3.21%       618      9,023    4.95%       447     15,002    4.38%        657
                                    --------            ------------------            ------------------             -------
Total interest-bearing liabilities   472,573    4.11%    19,444    419,653    4.57%    19,172    393,803    4.00%     15,752
                                                        -------                       -------                        -------
Noninterest-bearing deposits          89,921                        93,871                        90,845
Other liabilities                      6,382                         4,759                         4,078
Shareholders' equity                 122,344                       116,166                       109,822
                                    --------                      --------                      --------
Total liabilities and
  shareholders' equity              $691,220                      $634,449                      $598,548
                                    ========                      ========                      ========
Net yield on earning assets and
  net interest income (2)(3)                    5.29%   $34,643               6.32%   $37,904               6.08%    $34,150
                                                        =======                       =======                        =======
Interest rate spread (4)                        4.16%                         4.94%                         4.88%

----------
(1)   Non-accrual loans have been included.
(2) Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2001, 2000 and 1999.
(3) Net yield on earning assets is computed by dividing net interest earned by average earning assets.
(4) The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

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

                   INTEREST RATE AND VOLUME VARIANCE ANALYSIS
                        for the years ended December 31,

                                    2001 COMPARED TO 2000           2000 compared to 1999
                              -------------------------------  -------------------------------
                                     CHANGE                          Change
                                 ATTRIBUTABLE TO                 Attributable to
                              --------------------             -------------------
   dollars in thousands       VOLUME(1)    RATE(1)    TOTAL    Volume(1)    Rate(1)    Total
Loans                          $ 5,740    $(7,805)   $(2,065)   $ 4,203    $ 2,558    $ 6,761
Taxable securities                (467)      (333)      (800)     1,090        276      1,366
Nontaxable securities               63        (78)       (15)      (175)       (80)      (255)
Federal funds sold                 116       (225)      (109)      (924)       226       (698)
Interest-earning assets          4,824     (7,813)    (2,989)     3,511      3,663      7,174

NOW deposits                        18       (361)      (343)        92         (3)        89
Money market deposits               48       (153)      (105)        42         22         64
Savings deposits                    (9)      (144)      (153)        (1)        --         (1)
Time deposits of $100,000
  or more                        1,113       (976)       137        816        953      1,769
Other time deposits              1,066       (382)       684        472      1,148      1,620
Interest-bearing deposits        1,792     (1,572)       220      1,305      2,236      3,541
Overnight borrowings                66       (185)      (119)        56         33         89
Other borrowings                   418       (247)       171       (279)        69       (210)
Interest-bearing liabilities     2,298     (2,026)       272      1,107      2,313      3,420

----------
(1) The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company's liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company's liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2001 such unfunded commitments to extend credit were $80,693,300, while commitments in the form of standby letters of credit totaled $2,957,344.

Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2001, payments due under such operating lease arrangements were $213,595 in 2002, $415,108 in the years 2003 through 2004, $155,039 in the years 2005 through 2006 and $410,200 in the years 2007 and thereafter.

Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank's liability mix and the result of on-going stable consumer and commercial banking relationships. At December 31, 2001, the Bank's core deposits, defined as total deposits excluding time time deposits of $100,000 or more, totaled $398,570,108, or 76.2%, of the Bank's total deposits.

The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank's policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2001, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2001, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $15,260,000 with the Federal Reserve Bank and $14,600,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products.

GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of lines of credit from one of the Company's correspondent financial institutions. For the years ended December 31, 2001, 2000 and 1999 such lines of credit totaled $25,000,000, $15,000,000 and
$21,000,000, respectively. GLL requests the lines of credit based on its estimated funding needs for the year. These lines of credit are secured by the mortgage loans originated. In addition, the Company serves as guarantor on these borrowings.

The majority of the Company's deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company's short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

                    INTEREST RATE SENSITIVITY (GAP ANALYSIS)
                             As of December 31, 2001

                                                  Interest Sensitive Within                Non-sensitive
                                               -------------------------------   Total     or Sensitive
                                                 1 to       91 to     181 to     Within        Beyond
dollars in thousands                           90 Days     180 Days   365 Days   1 Year        1 Year        Total
INTEREST-EARNING ASSETS
Interest-bearing due from banks                $    786                         $    786                   $    786
Securities (at amortized cost) (1):
  U.S. Treasury                                      --              $  2,005      2,005      $     --        2,005
  U.S. Government agencies                        3,499      3,499      6,005     13,003        57,306       70,309
  States and political subdivisions               2,465   $  3,919         --      6,384        70,398       76,782
  Other (including equity securities)                --      1,507        200      1,707         7,456        9,163
Loans (gross):
  Real estate - Construction                     64,170        436      1,068     65,674         6,744       72,418
  Real estate - Mortgage                        197,075      1,276      4,787    203,138        39,929      243,067
  Commercial, financial and agricultural        142,477      3,537      4,396    150,410        16,570      166,980
  Consumer                                        5,716        878      1,084      7,678        20,763       28,441
  All other                                           2         --         --          2           280          282
                                               --------------------------------------------------------------------
Total interest-earning assets                  $416,190   $ 15,052   $ 19,545   $450,787      $219,446     $670,233
                                               ====================================================================

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  Savings and NOW accounts                     $108,346                         $108,346                   $108,346
  Money market accounts                          40,206                           40,206                     40,206
  Time deposits of $100,000 or more              64,070   $ 29,929   $ 19,755    113,754      $ 10,459      124,213
  Other time deposits                            56,836     32,421     40,442    129,699        26,984      156,683
Overnight borrowings                             40,576                           40,576                     40,576
Other borrowings                                 23,257                           23,257                     23,257
                                               --------------------------------------------------------------------
Total interest-bearing liabilities             $333,291   $ 62,350   $ 60,197   $455,838      $ 37,443     $493,281
                                               ====================================================================

Interest sensitivity gap                       $ 82,899   $(47,298)  $(40,652)  $ (5,051)
Cumulative interest sensitivity gap              82,899     35,601     (5,051)    (5,051)
Interest earning-assets as a percentage
  of interest-bearing liabilities                  125%         24%        32%       99%
                                               =========================================

----------
(1) Interest sensitivity periods for debt securities are based on contractual maturities.

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

 dollars in thousands                     Estimated Resulting Theoretical      Estimated Resulting Theoretical
              Hypothetical Immediate    Tax Equivalent Net Interest Income         Market Value of Equity
             and Sustained Rate Change            Amount       % Change               Amount       % Change
                          +4%                    $ 34,846         9.7%               $101,697       -21.0%
                          +3%                      34,068         7.3%                107,798       -16.3%
                          +2%                      33,296         4.8%                114,314       -11.2%
                          +1%                      32,528         2.4%                121,282        -5.8%
                           0%                      31,765         0.0%                128,748         0.0%
                         - 1%                      29,894        -5.9%                136,762         6.2%
                         - 2%                      27,452       -13.6%                145,497        13.0%
                         - 3%                      23,592       -25.7%                155,616        20.9%
                         - 4%                      19,275       -39.3%                166,473        29.3%

The following table presents the maturity distribution of the Company's loans by type, including fixed rate loans.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                             As of December 31, 2001

                                          Within             One to             Five
                                            One               Five             Years or
dollars in thousands                       Year               Years             More              Total
Real estate - Construction               $ 23,794           $ 23,496          $ 25,128          $ 72,418
Real estate - Mortgage                     55,733             85,301           102,033           243,067
Commercial, financial and agricultural     94,218             54,422            18,340           166,980
Consumer                                    5,746             21,682             1,013            28,441
All other                                     276                  4                 2               282
                                         --------           --------          --------          --------
Total                                    $179,767           $184,905          $146,516          $511,188
                                         ========           ========          ========          ========

Predetermined rate, maturity
  greater than one year                                     $ 66,596          $ 14,527          $ 81,123
Variable rate or maturing within
  one year                                179,767            118,309           131,989           430,065
                                         --------           --------          --------          --------
Total                                    $179,767           $184,905          $146,516          $511,188
                                         ========           ========          ========          ========

The Company's rate paid on interest-bearing deposits declined to 4.18% in 2001 compared to 4.56% in 2000. The Company's deposit growth was primarily reflected in transaction deposits, which increased $13,566,540. Rate sensitive consumers chose to place funds in transaction deposit accounts because of lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company's management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company's growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.

                                AVERAGE DEPOSITS
                        for the years ended December 31,

dollars in thousands                              2001              2000              1999
Non-interest-bearing demand deposits             $89,921          $ 93,871          $ 90,845
Interest-bearing demand deposits                 112,308           109,329           102,004
Savings deposits                                  24,625            25,249            25,295
Time deposits                                    302,174           263,523           240,211
                                                --------          --------          --------
Total                                           $529,028          $491,972          $458,355
                                                ========          ========          ========

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2001 totaled approximately $124,213,000. The following table presents the maturities of these time deposits of $100,000 or more.

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                             As of December 31, 2001

                                                 Within     Three to   Six to     Within     One to
                                                 Three        Six      Twelve       One       Five
dollars in thousands                             Months     Months     Months      Year       Years      Total

Time deposits of $100,000 or more               $ 64,071   $ 29,929   $ 19,755   $113,755   $ 10,458   $124,213
                                                ===============================================================

                                CAPITAL RESOURCES

Funding for the future growth and expansion of the Company is dependent upon earnings of the Company's subsidiaries. As of December 31, 2001, the Company's ratio of total capital to risk-adjusted assets was 24.09%. The Company is one of the soundest and most strongly capitalized in the nation, and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company's liquidity, capital resources or operations. The Company currently plans no significant capital expenditures. The Company does plan to continue to repurchase shares of its stock in the open market from time to time when conditions warrant such repurchases. As of December 31, 2001, the Company had repurchased 550,430 shares of its common stock at an average price of $20.68 since it began its stock repurchase program.

                                      LOANS

Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through GLL. The Bank generally considers its primary markets to be Caldwell, Catawba and Burke counties of North Carolina. GLL considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2001 were $510,410,948. This compares with $450,398,252 at December 31, 2000, an increase of $60,012,696 or 13.32%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized business. The Company has a diversified loan portfolio with no concentrations to any one borrower, industry or market region. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.


                                                              LOANS
                                                       As of December 31,

                              2001                  2000                 1999                 1998                 1997
                       ------------------    ------------------   ------------------   --------------------    -----------------
                                    % OF                   % of                % of                   % of                  % of
                                    TOTAL                 Total                Total                  Total                Total
dollars in thousands     AMOUNT     LOANS     Amount      Loans     Amount     Loans     Amount       Loans    Amount      Loans
LOANS
Real estate -
  Construction         $  72,418     14.2%  $  62,093      13.8%  $  38,957     10.0%  $  32,397        8.4%  $  37,227     10.4%
  Mortgage               243,067     47.5%    200,945      44.5%    177,004     45.2%    188,167       48.7%    155,805     43.5%
Commercial,
  financial and
  agricultural           166,980     32.6%    156,297      34.6%    141,713     36.3%    129,854       33.6%    126,524     35.3%
Consumer                  28,441      5.6%     31,501       7.0%     32,331      8.3%     35,734        9.3%     38,523     10.7%
All other                    282      0.1%        248       0.1%        795      0.2%        117        0.0%        460      0.1%
                       ---------            ---------             ---------            ---------              ---------
Total loans              511,188    100.0%    451,084     100.0%    390,800    100.0%    386,269      100.0%    358,539    100.0%

Deferred origination
     fees, net              (777)                (685)                 (611)                (679)                  (693)
                       ---------            ---------             ---------            ---------              ---------
Total loans, net of
     deferred fees     $ 510,411            $ 450,399             $ 390,189            $ 385,590              $ 357,846
                       =========            =========             =========            =========              =========

                         LOANS AND NONPERFORMING ASSETS
                               As of December 31,

dollars in thousands                   2001     2000     1999     1998     1997
NONPERFORMING ASSETS
Nonaccrual loans                      $2,944   $1,502   $1,079   $  639   $  728
Loans past due 90 days or more
  and still accruing interest          1,769    1,983      981    2,955    1,899
Foreclosed properties                    323      134       54      290       79
                                      ------------------------------------------
Total                                 $5,036   $3,619   $2,114   $3,884   $2,706
                                      ==========================================

Any loans classified by regulatory examiners as loss, doubtful, substandard or special mention that have not been disclosed hereunder do not (i) represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Real estate loans comprised 61.7% of the portfolio in 2001 compared to 58.3% in 2000. Commercial loans comprised 32.6% of the portfolio in 2001 compared to 34.6% in 2000, while consumer loans comprised 5.6% in 2001 compared to 7.0% in 2000. Commercial loans of $166,980,167, consumer loans of $28,440,910 and real estate mortgage loans of $243,067,278 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $72,417,986 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

                    PROVISIONS AND ALLOWANCES FOR LOAN LOSSES

The risks inherent in the Company's loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on management's assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Company's control. In estimating these risks, and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers and industries.

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes uncertain. Upon loan origination, the Bank's originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan's performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank's Credit Administration. Any issues regarding the risk assessments are addressed by the Bank's senior credit administrators and factored into management's decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, large loans and commitments made each month, as well as all commercial loans past due 30 days or more, are reviewed monthly by the Bank's Board of Directors. The Bank's Board of Directors also review monthly an analysis of the Bank's reserves relative to the range of reserves estimated by the Bank's Credit Administration.

As an additional measure, the Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and the methodology of determining the adequacy of the allowance for losses. This independent third party determines its own selection criteria to select loan relationships for review and evaluation. The third party's evaluation and report is shared with management, the Bank's Audit Committee and ultimately, the Bank's Board of Directors.

As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the third party risk assessment group, regulatory examiners or the Bank's Credit Administration are also considered. Management considers certain commercial loans with weaker credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In estimating reserve levels, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank's loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consists of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2001 and 2000, the recorded investment in loans that were considered to be impaired, including accrued interest, was $4,386,492 ($3,074,382 of which was on a nonaccrual basis) and $2,124,584 ($1,555,052 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2001 and 2000 was not significantly different from the balance at December 31, 2001 and 2000. The related allowance for loan losses for these loans was $1,371,524 and $1,009,562 at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Bank recognized interest income on those impaired loans of approximately $168,236, $77,215 and $107,241, respectively.

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.28%, 1.43% and 1.23% of net loans outstanding at December 31, 2001, 2000 and 1999, respectively, which was consistent with management's assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.86%, 0.54% and 0.46% at December 31, 2001, 2000 and 1999, respectively. These ratios reflect management's conservative lending and effective efforts to recover credit losses.

Primarily because of a recessionary economy, charge-offs in 2001 totaled $4,500,811, significantly higher than the $2,605,573 charged off in 2000. The largest two charge-offs were to two unrelated borrowers in the amounts of $980,000 and $409,000. The average charge-off for 2001 was less than $25,000.

The following table presents an analysis of the allowance for loan losses.

                    CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                        for the years ended December 31,

dollars in thousands                              2001      2000      1999      1998      1997
Balance at beginning of year                     $6,352    $4,747    $4,620    $5,203    $4,794
                                                 ----------------------------------------------
Loans charged off:
  Real estate                                     1,474     1,305       662       228        70
  Commercial, financial and agricultural          2,123       613       954     4,458       452
  Credit cards and related plans                     19        13        33        20        19
  Installment loans to individuals                  468       280       232       382       308
  Demand deposit overdraft program                  417       395        --        --        --
                                                 ----------------------------------------------
Total charge-offs                                 4,501     2,606     1,881     5,088       849
                                                 ----------------------------------------------
Recoveries of loans previously charged off:
  Real estate                                        52        89        16         5         4
  Commercial, financial and agricultural             53        80        58       119         3
  Credit cards and related plans                      5         3         7         5         3
  Installment loans to individuals                   39        82        64        54        73
  Demand deposit overdraft program                  209        63        --        --        --
                                                 ----------------------------------------------
Total recoveries                                    358       317       145       183        83
                                                 ----------------------------------------------
Net charge-offs                                   4,143     2,289     1,736     4,905       766
                                                 ----------------------------------------------
Additions charged to operations                   4,217     3,894     1,863     4,322     1,175
                                                 ----------------------------------------------
Balance at end of year                           $6,426    $6,352    $4,747    $4,620    $5,203
                                                 ==============================================
Ratio of net charge-offs during the year to
    average loans outstanding during the year      0.86%     0.54%     0.46%     1.31%     0.22%

The following table presents the allocation of the allowance for loan losses by category.

                                     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                 As of December 31,

                              2001                  2000                 1999                 1998                 1997
                       ------------------    ------------------   ------------------   --------------------    -----------------
                                    % OF                   % of                % of                   % of                  % of
                                    TOTAL                 Total                Total                  Total                Total
dollars in thousands     AMOUNT     LOANS     Amount      Loans     Amount     Loans     Amount       Loans    Amount      Loans
Real estate              $ 2,397     61.7%    $ 2,399      58.3%    $ 1,219     55.2%    $   913       57.1%    $ 1,115     53.9%
Commercial, financial
  and agricultural         3,306     32.6%      3,144      34.6%      2,909     36.3%      3,058       33.6%      3,241     35.3%
Consumer                     540      5.6%        626       7.0%        447      8.3%        451        9.3%        615     10.7%
All other loans               --      0.1%         --       0.1%         --      0.2%         --        0.0%         --      0.1%
Unallocated                  183       N/A        183        n/a        172       n/a        198         n/a        232       n/a
                         -------              -------               -------              -------                -------
Total loans              $ 6,426    100.0%    $ 6,352     100.0%    $ 4,747    100.0%    $ 4,620      100.0%    $ 5,203    100.0%
                         =======              =======               =======              =======                =======

                              INVESTMENT SECURITIES

At December 31, 2001, the securities classified as available for sale, carried at market value, totaled $72,664,934, with an amortized cost of $71,739,060. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of U.S. Treasury Notes with an average life of 0.7 years, U.S. Government Agencies with an average life of 3.9 years, and other bonds, notes and debentures with an average life of 11.0 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $86,520,225, with a market value of $87,691,573 at December 31, 2001. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of U.S. Treasury Notes with an average life of 0.7 years, U.S. Government Agencies with an average life of 1.7 years, and municipal bonds with an average life of 5.5 years. During 2001, $80,246,451 in securities matured and $130,755 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.

              CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
                             As of December 31, 2001

                                                           After One Year but  After Five Years but
                                         Within One Year    Within Five Years    Within Ten Years     After Ten Years
                                        -----------------  ------------------  --------------------  ------------------
dollars in thousands                     Amount    Yield    Amount     Yield     Amount    Yield       Amount    Yield
Available for sale: (1)
  U.S. Treasury                         $  1,003     6.25%
  U.S. government agency                   9,504     6.69%   $ 36,069    6.08%   $ 16,000    6.26%
  Other                                    1,707     7.78%        477    8.20%                        $ 2,032     7.69%
                                        --------             --------            --------             -------
  Total                                 $ 12,214     6.81%   $ 36,546    6.11%   $ 16,000    6.26%    $ 2,032     7.69%
                                        ========             ========            ========             =======


Held to maturity:
  U.S. Treasury                         $  1,002     6.30%
  U.S. government agency                   3,499     6.09%      5,237    6.49%
  State and political subdivisions (2)     6,384     7.24%     30,390    7.50%   $ 32,205    7.24%    $ 7,803     7.62%
                                        --------             --------            --------             -------
  Total                                 $ 10,885     6.78%   $ 35,627    7.35%   $ 32,205    7.24%    $ 7,803     7.62%
                                        ========             ========            ========             =======

----------
(1)   Securities available for sale are stated at amortized cost.
(2) Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2001.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company currently does not have goodwill recorded within its financial statements. As of December 31, 2001, the Company does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company's financial position and results of operations.

In July 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principals. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof has been in effect for the past several years. The Company believes the adoption of the SAB No. 102 will have not impact on the financial statements.

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

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                  Begins on
                                                                       Page
                                                                       ----
Independent Auditors' Report                                            24

Statement Of Management Responsibility                                  24

Financial Statements:

    Consolidated Balance Sheets                                         25
    December 31, 2001 and 2000

    Consolidated Statements Of Income                                   26
    Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements Of Comprehensive Income                     27
    Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements Of Changes In Shareholders' Equity          28
    Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements Of Cash Flows                               29
    Years Ended December 31, 2001, 2000 and 1999

    Notes To Consolidated Financial Statements                          31
    Years Ended December 31, 2001, 2000 and 1999

Supplementary Financial Data:

    Selected Quarterly Financial Data (Unaudited)                       49
    Years Ended December 31, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of Bank of Granite Corporation:

We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touch LLP                               [Deloitte & Touch LLP
DELOITTE & TOUCHE LLP                                   logo presented here]
Hickory, North Carolina
January 25, 2002
--------------------------------------------------------------------------------
STATEMENT OF MANAGEMENT RESPONSIBILITY

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


/s/ John A. Forlines, Jr.                            /s/ Kirby A. Tyndall
JOHN A. FORLINES, JR.                                KIRBY A. TYNDALL
Chairman and Chief Executive Officer                 Chief Financial Officer
January 25, 2002                                     January 25, 2002

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                             2001             2000
ASSETS:
Cash and cash equivalents (Notes 1 and 18):
  Cash and due from banks                                                $ 26,272,410     $ 23,603,938
  Interest-bearing deposits                                                   785,603          423,142
  Federal funds sold                                                               --        6,600,000
                                                                        ------------------------------
  Total cash and cash equivalents                                          27,058,013       30,627,080
                                                                        ------------------------------
Investment securities (Notes 1, 2 and 18):
  Available for sale, at fair value (amortized cost of $71,739,060 and
    $84,699,713 at December 31, 2001 and 2000, respectively)               72,664,934       85,296,735
                                                                        ------------------------------
  Held to maturity, at amortized cost (fair value of $87,691,573 and
    $83,269,733 at December 31, 2001 and 2000, respectively)               86,520,225       82,208,485
                                                                        ------------------------------
Loans (Notes 3 and 18)                                                    510,410,948      450,398,252
Allowance for loan losses (Notes 1 and 4)                                  (6,426,477)      (6,351,756)
                                                                        ------------------------------
Net loans                                                                 503,984,471      444,046,496
                                                                        ------------------------------
Premises and equipment, net (Notes 1, 5 and 10)                             8,417,070        9,239,836
Accrued interest receivable                                                 5,185,018        6,268,844
Investment in bank owned life insurance (Notes 1 and 9)                     8,202,255                -
Other assets                                                                3,357,921        3,935,336
                                                                        ------------------------------
Total assets                                                            $ 715,389,907    $ 661,622,812
                                                                        ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (Note 18):
  Demand                                                                 $ 93,335,500     $ 94,326,293
  NOW accounts                                                             84,230,541       80,283,789
  Money market accounts                                                    40,205,618       29,993,262
  Savings                                                                  24,115,461       23,717,236
  Time deposits of $100,000 or more                                       124,212,611      124,437,284
  Other time deposits                                                     156,682,988      164,523,636
                                                                        ------------------------------
  Total deposits                                                          522,782,719      517,281,500
Overnight borrowings (Notes 11 and 18)                                     40,576,330       12,768,442
Other borrowings (Notes 12 and 18)                                         23,257,111        7,840,267
Accrued interest payable                                                    1,846,493        2,796,811
Other liabilities                                                           2,145,938        1,620,455
                                                                        ------------------------------
Total liabilities                                                         590,608,591      542,307,475
                                                                        ------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 17)

SHAREHOLDERS' EQUITY (Notes 1, 7, 8 and 15):
Common stock, $1.00 par value, authorized - 25,000,000 shares;
  issued - 11,537,515 shares in 2001 and 11,517,084 shares in 2000;
  outstanding - 10,987,085 shares in 2001 and 11,152,949 shares in 2000    11,537,515       11,517,084
Additional paid-in capital                                                 23,577,604       23,260,188
Retained earnings                                                         100,492,853       91,794,837
Accumulated other comprehensive income, net of
  deferred income taxes of $369,226 and $238,099 at
  December 31, 2001 and 2000, respectively                                    556,648          358,923
Less:  Cost of common shares held in treasury;
  550,430 shares in 2001 and 364,135 shares in 2000                       (11,383,304)      (7,615,695)
                                                                        ------------------------------
Total shareholders' equity                                                124,781,316      119,315,337
                                                                        ------------------------------
Total liabilities and shareholders' equity                              $ 715,389,907    $ 661,622,812
                                                                        ==============================

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                            2001             2000             1999
INTEREST INCOME:
Interest and fees on loans                              $ 42,930,557     $ 44,996,356     $ 38,234,699
Federal funds sold                                           674,341          782,528        1,480,921
Interest-bearing deposits                                     87,516           27,955           17,072
Investments:
  U.S. Treasury                                              239,075          496,464          716,294
  U.S. Government agencies                                 4,344,189        4,949,551        3,266,514
  States and political subdivisions                        3,345,973        3,356,490        3,521,692
  Other                                                      662,568          660,120          768,342
                                                        ----------------------------------------------
  Total interest income                                   52,284,219       55,269,464       48,005,534
                                                        ----------------------------------------------

INTEREST EXPENSE:
Time deposits of $100,000 or more                          7,127,789        6,991,476        5,222,185
Other time and savings deposits                           11,231,917       11,148,557        9,377,264
Overnight borrowings                                         466,313          584,920          495,568
Other borrowed funds                                         617,550          447,071          657,450
                                                        ----------------------------------------------
Total interest expense                                    19,443,569       19,172,024       15,752,467
                                                        ----------------------------------------------

NET INTEREST INCOME                                       32,840,650       36,097,440       32,253,067
PROVISION FOR LOAN LOSSES (Notes 1 and 4)                  4,216,772        3,893,585        1,862,585
                                                        ----------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               28,623,878       32,203,855       30,390,482
                                                        ----------------------------------------------

OTHER INCOME:
Service charges on deposit accounts (Note 6)               5,188,150        4,825,154        3,532,646
Other service charges, fees and commissions                4,104,766        2,825,034        3,907,961
Securities gains (Note 2)                                    140,849               --              675
Other                                                        706,295          383,492          768,260
                                                        ----------------------------------------------
Total other income                                        10,140,060        8,033,680        8,209,542
                                                        ----------------------------------------------

OTHER EXPENSES:
Salaries and wages                                         9,585,915        8,164,938        8,449,941
Employee benefits (Note 9)                                 1,822,562        1,749,853        1,454,258
Occupancy expense, net                                       848,739          846,851          775,127
Equipment rentals, depreciation and
  maintenance (Notes 1 and 5)                              1,518,345        1,434,052        1,331,106
Other (Note 6)                                             4,566,718        4,582,721        4,525,643
                                                        ----------------------------------------------
Total other expenses                                      18,342,279       16,778,415       16,536,075
                                                        ----------------------------------------------

INCOME BEFORE INCOME TAXES                                20,421,659       23,459,120       22,063,949
INCOME TAXES (Note 1 and 7)                                6,613,104        7,884,537        7,327,157
                                                        ----------------------------------------------
NET INCOME                                              $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                        ==============================================

PER SHARE AMOUNTS (Notes 1 and 14):
Net income - Basic                                            $ 1.24           $ 1.38           $ 1.28
           - Diluted                                            1.24             1.38             1.28
Cash dividends                                                  0.46             0.42             0.38
Book value                                                     11.36            10.70             9.92

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2001             2000             1999
NET INCOME                                          $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                    ----------------------------------------------

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income,
  before tax:
    Unrealized gains (losses) on securities
      available for sale                                 469,701        1,839,302       (2,505,448)
    Less:  Reclassification adjustment for
      gains included in net income                       140,849               --              675
                                                    ----------------------------------------------
Other comprehensive income (loss),
  before tax                                             328,852        1,839,302       (2,506,123)
Less:  Income taxes related to items
  of other comprehensive income                          131,127          733,431         (999,318)
                                                    ----------------------------------------------
Other comprehensive income (loss),
  net of tax                                             197,725        1,105,871       (1,506,805)
                                                    ----------------------------------------------

COMPREHENSIVE INCOME                                $ 14,006,280     $ 16,680,454     $ 13,229,987
                                                    ==============================================

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                          2001             2000             1999
COMMON STOCK, $1.00 par value
At beginning of year                                    $ 11,517,084     $ 11,495,897     $ 11,464,913
Shares issued under stock option plan                         20,431           21,187           30,984
                                                       -----------------------------------------------
At end of year                                            11,537,515       11,517,084       11,495,897
                                                       -----------------------------------------------

ADDITIONAL PAID-IN CAPITAL
At beginning of year                                      23,260,188       22,987,562       22,615,559
Shares issued under stock option plan                        317,416          272,626          372,003
                                                       -----------------------------------------------
At end of year                                            23,577,604       23,260,188       22,987,562
                                                       -----------------------------------------------

RETAINED EARNINGS
At beginning of year                                      91,794,837       80,976,641       70,601,642
Net income                                                13,808,555       15,574,583       14,736,792
Cash dividends                                            (5,110,539)      (4,756,387)      (4,361,793)
                                                       -----------------------------------------------
At end of year                                           100,492,853       91,794,837       80,976,641
                                                       -----------------------------------------------

ACCUMULATED OTHER
  COMPREHENSIVE INCOME,
  NET OF DEFERRED INCOME TAXES
At beginning of year                                         358,923         (746,948)         759,857
Net change in unrealized gains or losses
  on securities available for sale,
  net of deferred income taxes                               197,725        1,105,871       (1,506,805)
                                                       -----------------------------------------------
At end of year                                               556,648          358,923         (746,948)
                                                       -----------------------------------------------

COST OF COMMON SHARES HELD
  IN TREASURY
At beginning of year                                      (7,615,695)      (1,262,043)              --
Cost of common shares repurchased                         (3,767,609)      (6,353,652)      (1,262,043)
                                                       -----------------------------------------------
At end of year                                           (11,383,304)      (7,615,695)      (1,262,043)
                                                       -----------------------------------------------

Total shareholders' equity (Notes 1, 7 and 15)         $ 124,781,316    $ 119,315,337    $ 113,451,109
                                                       ===============================================

Shares issued
At beginning of period                                    11,517,084       11,495,897       11,464,913
Shares issued under incentive stock option plans              20,431           21,187           30,984
                                                       -----------------------------------------------
At end of period                                          11,537,515       11,517,084       11,495,897
                                                       -----------------------------------------------

Shares held in treasury
At beginning of period                                      (364,135)         (56,696)              --
Common shares repurchased                                   (186,295)        (307,439)         (56,696)
                                                       -----------------------------------------------
At end of period                                            (550,430)        (364,135)         (56,696)
                                                       -----------------------------------------------

Total shares outstanding                                  10,987,085       11,152,949       11,439,201
                                                       ===============================================

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                          2001             2000             1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Interest received                                     $ 53,522,744     $ 54,646,952     $ 47,872,990
  Fees and commissions received                            9,781,456        8,033,680        8,208,867
  Interest paid                                          (20,393,887)     (18,406,818)     (15,941,850)
  Cash paid to suppliers and employees                   (16,376,724)     (16,051,035)     (15,704,077)
  Income taxes paid                                       (6,589,122)      (8,564,098)      (7,879,196)
                                                        ----------------------------------------------
  Net cash provided by operating activities               19,944,467       19,658,681       16,556,734
                                                        ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and/or calls of
    securities available for sale                         70,876,226       13,895,000        8,147,800
  Proceeds from maturities and/or calls of
    securities held to maturity                            9,370,225        8,166,750       13,979,801
  Proceeds from sales of securities
    available for sale                                       130,755               --               --
  Purchases of securities available for sale             (57,920,807)     (27,164,096)     (18,932,550)
  Purchases of securities held to maturity               (13,821,336)      (5,407,858)     (12,257,296)
  Net increase in loans                                  (64,154,747)     (62,497,539)      (6,334,509)
  Investment in bank owned life insurance                 (7,984,500)              --               --
  Capital expenditures                                      (307,070)        (637,484)        (618,827)
  Proceeds from sales of fixed assets                            125            6,600           48,972
  Proceeds from sales of other real estate                   111,945          142,000          320,125
                                                        ----------------------------------------------
  Net cash used by investing activities                  (63,699,184)     (73,496,627)     (15,646,484)
                                                        ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW
    accounts and savings accounts                         13,566,540        5,249,774        7,424,807
  Net increase (decrease) in certificates of deposit      (8,065,321)      40,372,528        5,537,222
  Net increase (decrease) in overnight borrowings         27,807,888         (693,332)       5,570,813
  Net increase (decrease) in other borrowings             15,416,844         (786,214)     (21,377,924)
  Net proceeds from issuance of common stock                 337,847          293,813          402,987
  Dividends paid                                          (5,110,539)      (4,756,387)      (4,361,793)
  Purchases of common stock for treasury                  (3,767,609)      (6,353,652)      (1,262,043)
                                                        ----------------------------------------------
  Net cash provided (used) by financing activities        40,185,650       33,326,530       (8,065,931)
                                                        ----------------------------------------------
NET DECREASE IN
  CASH EQUIVALENTS                                        (3,569,067)     (20,511,416)      (7,155,681)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                    30,627,080       51,138,496       58,294,177
                                                        ----------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                        $ 27,058,013     $ 30,627,080     $ 51,138,496
                                                        ==============================================

See notes to consolidated financial statements.

                                                        (continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS             (concluded from previous page)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                           2001             2000             1999
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                            $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                        ----------------------------------------------

  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                           1,125,510        1,067,178          985,384
    Provision for loan loss                                4,216,772        3,893,585        1,862,585
    Premium amortization, net                                154,699          189,765          219,849
    Deferred income taxes                                   (109,271)        (695,823)        (163,046)
    Gains on sales or calls of
      securities available for sale                         (137,549)              --               --
    Gains on calls of securities
      held to maturity                                        (3,300)              --             (675)
    Losses (gains) on disposal or sale
      of equipment                                             4,201           (3,120)           7,089
    Gain on sale of other real estate                              -                -          (31,276)
    Increase (decrease) in taxes payable                     133,253           16,262         (388,993)
    Decrease (increase) in interest receivable             1,083,826         (812,277)        (352,393)
    Increase (decrease) in interest payable                 (950,318)         765,206         (189,383)
    Increase in cash surrender value of
      bank owned life insurance                             (217,755)              --               --
    Decrease (increase) in other assets                      443,614         (444,439)         (95,076)
    Increase (decrease) in other liabilities                 392,230          107,761          (34,123)
                                                        ----------------------------------------------
    Net adjustments to reconcile net
      income to net cash provided by
      operating activities                                 6,135,912        4,084,098        1,819,942
                                                        ----------------------------------------------
  Net cash provided by
    operating activities                                $ 19,944,467     $ 19,658,681     $ 16,556,734
                                                        ==============================================

SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS:
  Increase (decrease) in unrealized
    gains or losses on securities
    available for sale                                     $ 328,852      $ 1,839,302     $ (2,506,123)
  Increase (decrease) in deferred income
    taxes on unrealized gains or losses
    on securities available for sale                         131,127          733,431         (999,318)
  Transfer from loans to other real
    estate owned                                             420,499          221,767           95,967

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

PER SHARE AMOUNTS - Per share amounts have been computed using both the weighted average number of shares outstanding of common stock for the purposes of computing basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share. See Note 14 for further information regarding the computation of earnings per share. Dividends per share represent amounts declared by the Board of Directors.

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

STOCK-BASED COMPENSATION - The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. See Note 8 for further information regarding fair value method disclosures.

NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company currently does not have goodwill recorded within its financial statements. As of December 31, 2001, the Company does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company's financial position and results of operations.

In July 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principals. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof has been in effect for the past several years. The Company believes the adoption of the SAB No. 102 will have not impact on the financial statements.

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2001 and 2000 are as follows:

                                                                Gross Unrealized
                                       Amortized          ----------------------------        Fair
Type and Contractual Maturity            Cost                Gains            Losses          Value
AVAILABLE FOR SALE
AT DECEMBER 31, 2001:

U. S. TREASURY DUE:
  WITHIN 1 YEAR                         $ 1,002,666         $ 26,397        $      --      $ 1,029,063
                                        --------------------------------------------------------------
TOTAL U.S. TREASURY                       1,002,666           26,397               --        1,029,063
                                        --------------------------------------------------------------

U. S. GOVERNMENT AGENCIES DUE:
  WITHIN 1 YEAR                           9,504,377          210,311               --        9,714,688
  AFTER 1 YEAR BUT WITHIN 5 YEARS        36,068,697          663,708          243,439       36,488,966
  AFTER 5 YEARS BUT WITHIN 10 YEARS      16,000,000          253,438           66,563       16,186,875
                                        --------------------------------------------------------------
TOTAL U.S. GOVERNMENT AGENCIES           61,573,074        1,127,457          310,002       62,390,529
                                        --------------------------------------------------------------

OTHERS DUE:
  WITHIN 1 YEAR                           1,706,684           43,116               --        1,749,800
  AFTER 1 YEAR BUT WITHIN 5 YEARS           476,780           15,617               --          492,397
  AFTER 10 YEARS                          2,032,735           58,525           20,513        2,070,747
  EQUITY SECURITIES                       4,947,121          138,332          153,055        4,932,398
                                        --------------------------------------------------------------
TOTAL OTHERS                              9,163,320          255,590          173,568        9,245,342
                                        --------------------------------------------------------------

TOTAL AVAILABLE FOR SALE                $71,739,060       $1,409,444        $ 483,570     $ 72,664,934
                                        ==============================================================

HELD TO MATURITY
AT DECEMBER 31, 2001:

U. S. TREASURY DUE:
  WITHIN 1 YEAR                         $ 1,002,349         $ 26,714        $      --      $ 1,029,063
                                        --------------------------------------------------------------
TOTAL U.S. TREASURY                       1,002,349           26,714               --        1,029,063
                                        --------------------------------------------------------------

U. S. GOVERNMENT AGENCIES DUE:
  WITHIN 1 YEAR                           3,498,649           23,062               --        3,521,711
  AFTER 1 YEAR BUT WITHIN 5 YEARS         5,237,449          264,679               --        5,502,128
                                        --------------------------------------------------------------
TOTAL U.S. GOVERNMENT AGENCIES            8,736,098          287,741               --        9,023,839
                                        --------------------------------------------------------------

STATE AND LOCAL DUE:
  WITHIN 1 YEAR                           6,383,686           43,234               --        6,426,920
  AFTER 1 YEAR BUT WITHIN 5 YEARS        30,390,473          894,629           14,948       31,270,153
  AFTER 5 YEARS BUT WITHIN 10 YEARS      32,205,471          398,699          317,271       32,286,900
  AFTER 10 YEARS                          7,802,148           90,762          238,212        7,654,698
                                        --------------------------------------------------------------
TOTAL STATE AND LOCAL                    76,781,778        1,427,324          570,431       77,638,671
                                        --------------------------------------------------------------

TOTAL HELD TO MATURITY                  $86,520,225      $ 1,741,779        $ 570,431     $ 87,691,573
                                        ==============================================================

Sales of securities available for sale for the year ended December 31, 2001 resulted in realized gross gains of $128,335 and no gross losses. Calls of securities held to maturity resulted in gross gains of $12,514 and no gross losses in 2001.

                                                                Gross Unrealized
                                          Amortized        --------------------------         Fair
Type and Contractual Maturity               Cost               Gains           Losses         Value
AVAILABLE FOR SALE
At December 31, 2000:
U. S. Treasury due:
  Within 1 year                         $ 5,000,333         $ 13,417        $      --      $ 5,013,750
  After 1 year but within 5 years         1,006,657            9,906               --        1,016,563
                                        --------------------------------------------------------------
Total U.S. Treasury                       6,006,990           23,323               --        6,030,313
                                        --------------------------------------------------------------

U. S. Government agencies due:
  Within 1 year                           5,999,531               --            1,406        5,998,125
  After 1 year but within 5 years        55,538,896          340,507          101,871       55,777,532
  After 5 years but within 10 years       8,384,906          281,971               --        8,666,877
                                        --------------------------------------------------------------
Total U.S. Government agencies           69,923,333          622,478          103,277       70,442,534
                                        --------------------------------------------------------------

Others due:
  Within 1 year                             999,261           23,239               --        1,022,500
  After 1 year but within 5 years         2,094,183           28,465               --        2,122,648
  After 5 years but within 10 years         299,133            5,492            1,594          303,031
  After 10 years                            899,503           10,185           17,687          892,001
  Equity securities                       4,477,310          234,845          228,447        4,483,708
                                        --------------------------------------------------------------
Total others                              8,769,390          302,226          247,728        8,823,888
                                        --------------------------------------------------------------

Total available for sale                $84,699,713        $ 948,027        $ 351,005     $ 85,296,735
                                        ==============================================================

HELD TO MATURITY
At December 31, 2000:
U. S. Treasury due:
  Within 1 year                         $   500,005         $    933        $      --      $   500,938
  After 1 year but within 5 years       $ 1,005,882         $ 10,681        $      --      $ 1,016,563
                                        --------------------------------------------------------------
Total U.S. Treasury                       1,505,887           11,614               --        1,517,501
                                        --------------------------------------------------------------

U. S. Government agencies due:
  After 1 year but within 5 years         8,744,525           76,011               --        8,820,536
                                        --------------------------------------------------------------
Total U.S. Government agencies            8,744,525           76,011               --        8,820,536
                                        --------------------------------------------------------------

State and local due:
  Within 1 year                           7,109,465           12,169            1,593        7,120,041
  After 1 year but within 5 years        30,654,027          401,694           31,748       31,023,973
  After 5 years but within 10 years      26,046,352          659,137          139,336       26,566,153
  After 10 years                          8,148,229          153,986           80,686        8,221,529
                                        --------------------------------------------------------------
Total state and local                    71,958,073        1,226,986          253,363       72,931,696
                                        --------------------------------------------------------------

Total held to maturity                  $82,208,485      $ 1,314,611        $ 253,363     $ 83,269,733
                                        ==============================================================

For the year ended December 31, 2000, there were no sales of securities. Calls of securities did not result in any gains or losses in 2000.

For the year ended December 31, 1999, there were no sales of securities available for sale. Calls of securities held to maturity resulted in gross gains of $675 and no gross losses in 1999.

Securities with an amortized cost of $69,140,118 and $52,504,097 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2001 and 2000, respectively.

3.  LOANS

Loans at December 31, 2001 and 2000, classified by type, are as follows:

                                                            2001             2000
Real estate:
  Construction                                          $ 72,417,986     $ 62,092,680
  Mortgage                                               243,067,278      200,944,827
Commercial, financial and agricultural                   166,980,167      156,297,557
Consumer                                                  28,440,910       31,501,099
All other loans                                              282,082          247,531
                                                        -----------------------------
                                                         511,188,423      451,083,694
Deferred origination fees, net                              (777,475)        (685,442)
                                                        -----------------------------

Total                                                   $510,410,948     $450,398,252
                                                        =============================

Nonperforming assets at December 31, 2001 and 2000 are as follows:

                                                            2001             2000

Nonaccrual loans                                         $ 2,943,863      $ 1,502,019
Loans 90 days or more and still
    accruing interest                                      1,769,341        1,982,926
Foreclosed properties                                        322,982          133,846
                                                         ----------------------------

Total                                                    $ 5,036,186      $ 3,618,791
                                                         ============================

If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for 2001, 2000 and 1999 would not have been materially different from the amounts reported.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2001 and 2000, directors' and principal officers' direct and indirect indebtedness to the Bank aggregated $4,265,702 and $3,988,948, respectively. During 2001, additions to such loans were $2,014,496 and repayments totaled $1,737,742. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                             2001             2000             1999
Balance at beginning of year                             $ 6,351,756      $ 4,746,692      $ 4,619,586
                                                         ---------------------------------------------
Loans charged off:
    Real estate                                            1,473,527        1,304,768          662,171
    Commercial, financial and agricultural                 2,123,286          613,058          953,827
    Credit cards and related plans                            19,044           13,381           33,036
    Installment loans to individuals                         467,942          279,556          232,158
    Demand deposit overdraft program                         417,012          394,810                -
                                                         ---------------------------------------------
Total charge-offs                                          4,500,811        2,605,573        1,881,192
                                                         ---------------------------------------------

Recoveries of loans previously charged off:
    Real estate                                               52,490           89,012           16,223
    Commercial, financial and agricultural                    52,979           80,331           57,643
    Credit cards and related plans                             4,871            3,469            7,463
    Installment loans to individuals                          39,472           81,616           64,384
    Demand deposit overdraft program                         208,948           62,624                -
                                                         ---------------------------------------------
Total recoveries                                             358,760          317,052          145,713
                                                         ---------------------------------------------

Net charge-offs                                            4,142,051        2,288,521        1,735,479

Additions charged to operations                            4,216,772        3,893,585        1,862,585
                                                         ---------------------------------------------

Balance at end of year                                   $ 6,426,477      $ 6,351,756      $ 4,746,692
                                                         =============================================

Ratio of net charge-offs during the year to
    average loans outstanding during the year                  0.86%            0.54%            0.46%

At December 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired, including accrued interest, was $4,386,492 ($3,074,382 of which is on a nonaccrual basis) and $2,124,584 ($1,555,052 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2001 and 2000 is not significantly different from the balance at December 31, 2001 and 2000. The related allowance for loan losses for these loans was $1,371,524 and $1,009,562 at December 31, 2001 and 2000,
respectively. For the years ended December 31, 2001, 2000 and 1999, the Bank recognized interest income on those impaired loans of $168,236, $77,215 and $107,241, respectively.

Primarily because of a recessionary economy, charge-offs in 2001 totaled $4,500,811, significantly higher than the $2,605,573 charged off in 2000. The largest two charge-offs were to two unrelated borrowers in the amounts of $980,000 and $409,000. The average charge-off for 2001 was less than $25,000.

5. PREMISES AND EQUIPMENT

Summaries of premises and equipment at December 31, 2001 and 2000 follow:

                                                                                          Premises and
                                                                          Accumulated      Equipment,
                                                            Cost         Depreciation          Net
AT DECEMBER 31, 2001:
LAND                                                     $ 1,753,559                       $ 1,753,559
BUILDINGS                                                  7,718,721      $ 2,821,784        4,896,937
LEASEHOLD IMPROVEMENTS                                        25,280           10,093           15,187
FURNITURE, EQUIPMENT AND VEHICLES                          8,124,058        6,372,671        1,751,387
                                                        ----------------------------------------------

TOTAL                                                   $ 17,621,618      $ 9,204,548      $ 8,417,070
                                                        ==============================================

At December 31, 2000:
Land                                                     $ 1,753,559                       $ 1,753,559
Buildings                                                  7,705,194      $ 2,595,531        5,109,663
Leasehold improvements                                        25,280            4,459           20,821
Furniture, equipment and vehicles                          8,056,621        5,700,828        2,355,793
                                                        ----------------------------------------------

Total                                                   $ 17,540,654      $ 8,300,818      $ 9,239,836
                                                        ==============================================

6. OTHER INCOME AND EXPENSES

For the years ended December 31, 2001, 2000 and 1999, items included in other income that exceeded 1% of total revenues are set forth below. There were no items included in other expenses that exceeded 1% of total revenues for the years indicated.

                                                             2001             2000             1999
Items included in other income
    Fees from demand deposit overdrafts                  $ 3,447,906      $ 3,096,245      $ 1,873,349

7.    INCOME TAXES

The components of the income tax provision for the years ended December 31, 2001, 2000 and 1999 follow.

                                                             2001             2000             1999
Income tax provision
    Current                                              $ 6,722,375      $ 8,580,360      $ 7,490,203
    Deferred                                                (109,271)        (695,823)        (163,046)
                                                         ---------------------------------------------

    Total                                                $ 6,613,104      $ 7,884,537      $ 7,327,157
                                                         =============================================

Changes in deferred taxes of $131,127, $733,431 and $(999,318) related to unrealized gains and losses on securities available for sale during 2001, 2000 and 1999, respectively, were allocated to shareholders' equity in the respective years.

A reconciliation of reported income tax expense for the years ended December 31, 2001, 2000 and 1999 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

                                                            2001             2000             1999
Statutory federal income tax rate                            35%              35%              35%
                                                         =============================================

Tax provision at statutory rate                          $ 7,147,581      $ 8,210,692      $ 7,722,382
Increase (decrease) in income taxes
    resulting from:
    Tax-exempt interest income                            (1,190,225)      (1,184,199)      (1,226,880)
    State income taxes net of federal tax benefit            599,528          707,427          710,898
    Other                                                     56,220          150,617          120,757
                                                         ---------------------------------------------

Income tax provision                                     $ 6,613,104      $ 7,884,537      $ 7,327,157
                                                         =============================================

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                     DECEMBER 31, 2001
                                                         ---------------------------------------------
                                                            ASSETS         LIABILITIES        TOTAL
EXCESS BOOK OVER TAX BAD DEBT EXPENSE                    $ 2,524,442                       $ 2,524,442
EXCESS TAX OVER BOOK DEPRECIATION                                        $   (397,631)        (397,631)
UNREALIZED GAINS ON SECURITIES
    AVAILABLE FOR SALE                                                       (369,226)        (369,226)
OTHER, NET                                                   351,327         (391,279)         (39,952)
                                                         ---------------------------------------------

TOTAL                                                    $ 2,875,769     $ (1,158,136)     $ 1,717,633
                                                         =============================================

                                                                     December 31, 2000
                                                         ---------------------------------------------
                                                            Assets         Liabilities        Total
Excess book over tax bad debt expense                    $ 2,481,135                       $ 2,481,135
Excess tax over book depreciation                                        $   (480,492)        (480,492)
Unrealized gains on securities
    available for sale                                                       (238,099)        (238,099)
Other, net                                                   342,888         (365,943)         (23,055)
                                                         ---------------------------------------------

Total                                                    $ 2,824,023     $ (1,084,534)     $ 1,739,489
                                                         =============================================

The net deferred tax asset is included in "other assets" on the balance sheet.

Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

8. STOCK OPTIONS

At December 31, 2001, 2000 and 1999, 143,363, 144,580 and 144,325 shares of common stock, respectively, were reserved for stock options outstanding under the Company's stock option plans. Shares available for grants under the Company's stock option plans were 180,250 shares at December 31, 2001, no shares at December 31, 2000, and 26,893 shares at December 31, 1999. Option prices are established at market value on the dates granted by the Board of Directors.

Certain option information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                 Exercise Price Per Share
                                                    ---------------------------------------------------
                                                                  Range
                                                    ----------------------------------    Weighted
                                        Shares            From              To             Average
Outstanding, December 31, 1998         149,529          $ 12.58          $ 32.75          $ 20.28
  Granted                               28,800            22.00            27.63            22.26
  Exercised                             30,984            12.58            21.60            13.01
  Expired and canceled                   3,020            14.00            29.60            23.38
                                       -------
Outstanding, December 31, 1999         144,325            13.86            32.75            22.17
  Granted                               21,442            22.63            22.63            22.63
  Exercised                             21,187            13.86            14.00            13.87
  Expired and canceled                      --               --               --               --
                                       -------
Outstanding, December 31, 2000         144,580            16.53            32.75            23.46
  GRANTED                               21,000            19.90            19.90            19.90
  EXERCISED                             20,431            16.54            16.54            16.54
  EXPIRED AND CANCELED                   1,786            15.54            29.60            21.77
                                       -------
OUTSTANDING, DECEMBER 31, 2001         143,363          $ 19.90          $ 32.75          $ 23.94
                                       =======

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2001 follow.

                                 Outstanding Options                        Exercisable Options
                      -------------------------------------------------------------------------------
    Range of                           Remaining        Weighted                          Weighted
Exercise Prices        Shares        Life (years)     Average Price       Shares        Average Price
 $ 19.76 - 20.75       21,000            4.4            $ 19.90            4,200          $ 19.90
   20.76 - 22.00       34,059            4.8              21.66           31,059            21.63
   22.01 - 22.50       23,500            2.6              22.25            9,400            22.25
   22.51 - 22.75       20,442            3.7              22.63            4,168            22.63
   22.76 - 27.75        4,050            4.6              23.56            3,745            23.34
   27.76 - 32.75       40,312            1.4              29.67           24,337            29.67
                      -------                                             ------
$ 19.90 - 32.75       143,363            3.3            $ 23.94           76,909          $ 24.29
                      =======                                             ======

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 become exercisable over a five-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. No option may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors.

The Company accounts for compensation costs related to the Company's employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company's stock on the date of grant. Had compensation cost for the Company's employee stock option plan been determined using the fair value method, the Company's pro forma net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                               2001             2000             1999
Net income
  As reported                             $ 13,808,555     $ 15,574,583     $ 14,736,792
  Pro forma                                 13,720,043       15,475,150       14,606,433

Net income per share
  As reported - Basic                           $ 1.24           $ 1.38           $ 1.28
              - Diluted                           1.24             1.38             1.28
  Pro forma   - Basic                             1.24             1.37             1.27
              - Diluted                           1.24             1.37             1.27

In estimating the compensation expense associated with the fair value method, using The Black Scholes Method, the following assumptions were used:

                                           2001             2000             1999
Option value, aggregate                   $7.39            $8.46            $8.37
Risk-free rate                            4.37%            5.09%            6.18%
Average expected term (years)            4.8 YEARS       4.3 years        4.2 years
Expected volatility                       45.26%           45.96%           42.21%
Expected dividend yield                   2.20%            2.02%            1.57%
Expected turnover                         2.39%            2.85%            2.63%

9. EMPLOYEE BENEFIT PLANS

The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $449,487, $793,030 and $559,898 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Bank sponsors non-tax qualified supplemental executive retirement plans for both its chairman and chief executive officer, which allow the Bank to supplement the level of the two executive officers' retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. Contributions totaled $16,627, $27,946 and $22,755 for the years ended December 31, 2001, 2000 and 1999, respectively.

During 2001, the Bank replaced its split-dollar life insurance arrangements with its officers by adopting a non-tax qualified Supplemental Executive Retirement Plan for its officers ("Officers' SERP") to supplement the benefit each officer can receive under the Bank's tax-qualified profit sharing retirement plan. Once the officer has completed 7 full years of service with the Bank, the Officers' SERP is designed to provide a benefit to the officer at the normal retirement age of 65, or thereafter, or an early retirement age of 50. Benefits are payable for 10 years for certain officers or life for certain officers. Actual retirement benefits payable under the Officers' SERP are dependent on an indexed retirement benefit formula, which accrues benefits equal to the excess of the aggregate annual after-tax income from informally associated life insurance contracts over the Bank's opportunity costs related to the Officers' SERP. Because retirement benefits payable under the Officers' SERP are dependent on the performance of insurance contracts, the performance of such contracts is not guaranteed by the Bank. In the event of an officer's termination of employment for any reason, other than for cause, the officer is 100% vested after 7 or more full years of service with the Bank after the officer has attained the age of
18. In the event of the officer's termination of employment due to disability or change of control of the Company or the Bank, payments from the plan would begin at the officer's normal or early retirement age and the officer shall be 100% vested in the entire retirement benefit amount.

In connection with the Officers' SERP, the Bank has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the "Agreements") with the participants covered under the Officers' SERP. Under the Agreements, in the event of the officer's death, the officer's beneficiary will receive the lesser of 2 times the officer's salary at the time of death or 100% of the net-at-risk life insurance of the policy, which is defined as the death benefit in excess of cash value, together with any remaining balance in the liability reserve account.

In 2001, the Bank purchased bank-owned life insurance ("BOLI"), which may be used, at the Bank's sole discretion, to fund the benefits payable under the Officers' SERP. In the third quarter of 2001, the Bank invested $7,984,500 in BOLI policies that, if the Bank so elects, may be used to fund the death and/or retirement benefits payable under the Officers' SERP. As of December 31, 2001, cash values from the BOLI policies equaled $8,202,255 and $134,320 were accrued in retirement benefits and plan related costs. In 2001, the Officers' SERP had 35 participants.

GLL sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, GLL may make matching contributions to the plan. Contributions totaled $89,709, $75,644 and $82,239 for the years ended December 31, 2001, 2000 and 1999, respectively.

10. LEASES

LESSEE - OPERATING - The Company's subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

       Year                                    Payments

       2002                                  $   213,595
       2003                                      207,615
       2004                                      207,493
       2005                                       92,639
       2006                                       62,400
       2007 and thereafter                       410,200
                                             -----------

       Total                                 $ 1,193,942
                                             ===========

Rental expense charged to operations under all operating lease agreements was $285,041, $274,313 and $256,173 for the years ended December 31, 2001, 2000 and
1999, respectively.

LESSOR - OPERATING - The Company leases one small office space to an unaffiliated lessee.

Rental income received under all operating lease agreements was $3,600 for each of the three years ended December 31, 2001, 2000 and 1999.

11. OVERNIGHT BORROWINGS

Federal funds purchased generally represent overnight borrowings by the Bank for temporary funding requirements. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by U.S. Treasury and U.S. Government agency securities. The Bank also borrows funds on an overnight basis from the Federal Home Loan Bank of Atlanta. Following is a summary of these borrowings:

                                                            2001              2000            1999
Federal funds purchased:
Balance at end of year                                  $ 12,500,000      $        --      $        --
Weighted average interest rate at end of year                  1.81%               --               --
Maximum amount outstanding at any
    month-end during the year                           $ 12,500,000      $ 3,000,000      $     6,500
Average daily balance outstanding
    during the year                                     $  1,439,931      $   498,019      $        42
Average annual interest rate paid
    during the year                                            2.30%            7.02%            4.76%

Securities sold under agreements to repurchase:
Balance at end of year                                   $ 1,884,843      $ 1,804,609      $ 1,643,832
Weighted average interest rate at end of year                  1.30%            5.98%            3.76%
Maximum amount outstanding at any
    month-end during the year                            $ 2,070,677      $ 2,449,243      $ 2,237,625
Average daily balance outstanding
    during the year                                      $ 1,902,841      $ 2,074,143      $ 1,963,163
Average annual interest rate paid
    during the year                                            3.42%            5.67%            4.41%

                                                             2001
Overnight borrowings from the Federal Home Loan Bank:
Balance at end of year                                  $ 12,900,000
Weighted average interest rate at end of year                  2.00%
Maximum amount outstanding at any
    month-end during the year                           $ 12,900,000
Average daily balance outstanding
    during the year                                     $    176,712
Average annual interest rate paid
    during the year                                            2.03%

The Bank offers a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company.

                                                               2001             2000             1999

   Commercial deposits swept into commercial paper:
   Balance at end of year                                  $ 13,291,487     $ 10,963,833     $ 11,817,942
   Weighted average interest rate at end of year                  2.00%            4.25%            4.25%
   Maximum amount outstanding at any
       month-end during the year                           $ 14,865,776     $ 12,771,416     $ 12,020,897
   Average daily balance outstanding
       during the year                                     $ 10,668,425     $  9,957,092     $  9,327,372
   Average annual interest rate paid
       during the year                                            3.42%            4.34%            4.39%

12. OTHER BORROWINGS

GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of lines of credit from one of the Company's correspondent financial institutions. For the years ended December 31, 2001, 2000 and 1999 such lines of credit totaled $25,000,000, $15,000,000 and
$21,000,000, respectively. GLL requests the lines of credit based on its estimated funding needs for the year. At the end of 2001, $3,936,166 was available for borrowing under this line. Outstanding balances under the lines of credit accrue interest at rates ranging from the 30-day LIBOR plus 50 basis points to fund mortgages originated and sold to 30-day LIBOR plus 75 basis points to fund construction loans. These lines of credit are secured by the mortgage loans originated. In addition, the Company serves as guarantor on borrowings under these arrangements. Under the terms of the loan agreement, GLL is required to meet certain financial conditions regarding adjusted tangible net worth and interest coverage. GLL was not in compliance with the adjusted tangible net worth requirement, however, the correspondent financial institution issued a waiver of the requirement for the year ended December 31, 2001.

13. MATURITIES OF TIME DEPOSITS

Principal maturities of the Bank's time deposits as of December 31, 2001 are as follows:

      Year                                               Payments
      2002                                            $ 243,113,618
      2003                                               24,398,660
      2004                                                4,435,275
      2005                                                8,940,873
      2007 and thereafter                                     7,173
                                                      -------------
      Total                                           $ 280,895,599
                                                      =============

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Following is the reconciliation of EPS for the years ended December 31, 2001, 2000 and 1999.

                                                            2001             2000             1999
BASIC EARNINGS PER SHARE
Net income                                              $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                        ----------------------------------------------

Divide by:  Weighted average shares outstanding           11,098,506       11,308,120       11,477,971
                                                        ----------------------------------------------

Basic earnings per share                                $       1.24     $       1.38     $       1.28
                                                        ==============================================

DILUTED EARNINGS PER SHARE
Net income                                              $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                        ----------------------------------------------

Divide by:  Weighted average shares outstanding           11,098,506       11,308,120       11,477,971
            Potentially dilutive effect of
              stock options                                    1,890           10,108           21,547
                                                        ----------------------------------------------
            Weighted average shares outstanding,
              including potentially dilutive effect
              of stock options                            11,100,396       11,318,228       11,499,518
                                                        ----------------------------------------------

Diluted earnings per share                              $       1.24     $       1.38      $      1.28
                                                        ==============================================

15. REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC"), the North Carolina State Banking Commission and the FRB.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and GLL. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2001, the Bank had undivided profits, as defined, of $99,889,910.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company (set forth in the table below) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company's or the Bank's capital categories.

The Company's actual capital amounts and ratios are also presented in the table:

                                                                                           To Be Well
                                                                                           Capitalized
                                                                                          Under Prompt
                                                                          For Capital        Corrective
                                                                           Adequacy          Action
                                                         Actual            Purposes        Provisions
                                                    ----------------    -------------    ---------------
(dollars in thousands)                                Amount  Ratio     Amount  Ratio     Amount  Ratio

AS OF DECEMBER 31, 2001
  TOTAL CAPITAL TO RISK WEIGHTED ASSETS             $ 130,641   24.09%   $ 43,388   8.00%  $ 54,235   10.00%
  TIER I CAPITAL TO RISK WEIGHTED ASSETS              124,215   22.90%     21,694   4.00%    32,541    6.00%
  TIER I CAPITAL TO AVERAGE ASSETS                    124,215   17.80%     27,910   4.00%    34,887    5.00%

As of December 31, 2000
  Total capital to risk weighted assets             $ 125,069   25.60%   $ 39,085   8.00%  $ 48,856   10.00%
  Tier I capital to risk weighted assets              118,956   24.35%     19,542   4.00%    29,314    6.00%
  Tier I capital to average assets                    118,956   18.25%     26,078   4.00%    32,597    5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $2,330,000 for the year ended December 31, 2001. The Bank maintained average reserve balances in excess of the requirements.

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for Bank of Granite Corporation (parent company only) follows:

                                                                                  December 31,
                                                                        ------------------------------
   CONDENSED BALANCE SHEETS                                                   2001             2000
Assets:
  Cash on deposit with bank subsidiary                                   $ 18,257,334     $ 12,072,663
  Investment in subsidiary bank at equity                                 111,995,087      112,507,671
  Investment in subsidiary mortgage bank at equity                          3,582,842        2,763,843
  Other investments                                                         4,110,143        2,662,203
  Other assets                                                                228,374          285,612
                                                                        ------------------------------
  Total                                                                 $ 138,173,780    $ 130,291,992
                                                                        ==============================

Liabilities and Shareholders' Equity:
  Other borrowings                                                       $ 13,291,487     $ 10,963,833
  Other liabilities                                                           100,977           12,822
  Shareholders' equity                                                    124,781,316      119,315,337
                                                                        ------------------------------
  Total                                                                 $ 138,173,780    $ 130,291,992
                                                                        ==============================

                                                             For the Years Ended December 31,
                                                        ----------------------------------------------
CONDENSED RESULTS OF OPERATIONS                             2001             2000             1999
Equity in earnings of subsidiary bank:
  Dividends                                             $ 13,913,195     $ 11,849,229      $ 6,444,319
  Earnings retained                                         (642,641)       3,990,387        8,029,240
Equity in earnings of subsidiary mortgage bank:
  Dividends                                                   61,090          169,535                -
  Earnings retained                                          820,408           74,645          678,743
Income (expenses), net                                      (343,497)        (509,213)        (415,510)
                                                        ----------------------------------------------
Net income                                              $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                        ==============================================

                                                             For the Years Ended December 31,
                                                         ---------------------------------------------
CONDENSED CASH FLOW                                         2001             2000             1999
Cash flows from operating activities:
  Interest received                                      $   213,862      $   191,438       $  158,961
  Interest paid                                             (364,624)        (432,357)        (409,016)
  Dividends received from subsidiary bank                 13,913,195       11,849,229        6,444,319
  Dividends received from subsidiary mortgage bank            61,090          169,535                -
  Net cash used by other
    operating activities                                    (104,143)        (292,089)         (77,119)
                                                         ---------------------------------------------
  Net cash provided by operating activities               13,719,380       11,485,756        6,117,145
                                                         ---------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of securities
    available for sale                                       506,226               --          250,000
  Purchases of securities available for sale              (1,828,288)        (339,988)        (414,008)
                                                        ----------------------------------------------
  Net cash used by investing activities                   (1,322,062)        (339,988)        (164,008)
                                                        ----------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in overnight borrowings          2,327,654         (854,109)       5,465,331
  Net proceeds from issuance of common stock                 337,847          293,813          402,987
  Net dividends paid                                      (5,110,539)      (4,756,387)      (4,361,793)
  Purchases of common stock for treasury                  (3,767,609)      (6,353,652)      (1,262,043)
                                                        ----------------------------------------------
  Net cash provided (used) by financing activities        (6,212,647)     (11,670,335)         244,482
                                                        ----------------------------------------------
Net increase (decrease) in cash                            6,184,671         (524,567)       6,197,619
Cash at beginning of year                                 12,072,663       12,597,230        6,399,611
                                                        ----------------------------------------------
Cash at end of year                                     $ 18,257,334     $ 12,072,663     $ 12,597,230
                                                        ==============================================

                                            (table concluded from previous page)

                                                                For the Years Ended December 31,
                                                           ----------------------------------------------
   CONDENSED CASH FLOW                                       2001             2000             1999
   Reconciliation of net income to net cash
    provided by operating activities:
     Net income                                            $ 13,808,555     $ 15,574,583     $ 14,736,792
                                                           ----------------------------------------------

     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in undistributed earnings of subsidiaries        (177,767)      (4,065,032)      (8,707,983)
       Premium amortization and discount
         accretion, net                                          (1,774)          (1,428)          (1,440)
       Gains on sales or calls of
         securities available for sale                           (9,214)              --               --
       Decrease (increase) in interest receivable               (33,162)            (272)           1,661
       Decrease (increase) in other assets                       44,587           80,716          (14,698)
       Increase (decrease) in other liabilities                  88,155         (102,811)         102,813
                                                           ----------------------------------------------
     Total adjustments                                          (89,175)      (4,088,827)      (8,619,647)
                                                           ----------------------------------------------
     Net cash provided by operating activities             $ 13,719,380     $ 11,485,756      $ 6,117,145
                                                           ==============================================

   Supplemental disclosure of non-cash transactions:
     Increase (decrease) in unrealized
       gains or losses on securities
       available for sale                                       114,890           93,973         (320,940)
     Increase (decrease) in deferred income
       taxes on unrealized gains or losses
       on securities available for sale                         (45,813)         (37,472)         127,974

17. COMMITMENTS AND CONTINGENCIES

The Bank has various financial instruments (outstanding commitments) with off-balance sheet risks that are issued in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Bank to assure the performance of a customer to a third party. The unused portion of commitments to extend credit at December 31, 2001 and 2000 was $80,693,300 and $81,135,503, respectively. Additionally, standby letters of credit of $2,957,344 and $2,865,570 were outstanding at December 31, 2001 and 2000, respectively.

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                             DECEMBER 31, 2001                 December 31, 2000
                                      ------------------------------     -----------------------------
                                                        ESTIMATED                         Estimated
                                       CARRYING           FAIR           Carrying           Fair
                                        AMOUNT            VALUE           Amount            Value
Assets:
  Cash and cash equivalents            $ 27,058,013     $ 27,058,013     $ 30,627,080     $ 30,627,080
  Marketable securities                 159,185,159      160,356,507      167,505,220      168,566,468
  Loans                                 503,984,471      508,388,350      444,046,496      444,375,450
Liabilities:
  Demand deposits                       241,887,120      241,887,120      228,320,580      228,320,580
  Time deposits                         280,895,599      283,197,039      288,960,920      287,486,013
  Overnight borrowings                   40,576,330       40,576,330       12,768,442       12,768,442
  Other borrowings                       23,257,111       23,257,111        7,840,267        7,840,267

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

DEMAND DEPOSITS ARE SHOWN AT THEIR FACE VALUE.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                    * * * * *

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2001                                     QUARTER 1        QUARTER 2        QUARTER 3        QUARTER 4
INTEREST INCOME                        $ 14,096,359     $ 13,499,609     $ 12,714,285     $ 11,973,966
INTEREST EXPENSE                          5,544,222        5,433,151        4,778,767        3,687,429
                                       ----------------------------------------------------------------
NET INTEREST INCOME                       8,552,137        8,066,458        7,935,518        8,286,537
PROVISION FOR LOAN LOSSES                   699,898        2,010,680          798,497          707,697
                                       ----------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES             7,852,239        6,055,778        7,137,021        7,578,840
OTHER INCOME                              2,446,857        2,329,945        2,489,665        2,873,593
OTHER EXPENSE                             4,500,616        4,562,618        4,640,991        4,638,054
                                       ----------------------------------------------------------------
INCOME BEFORE INCOME TAXES                5,798,480        3,823,105        4,985,695        5,814,379
INCOME TAXES                              1,950,374        1,192,598        1,573,880        1,896,252
                                       ----------------------------------------------------------------
NET INCOME                              $ 3,848,106      $ 2,630,507      $ 3,411,815      $ 3,918,127
                                       ================================================================
NET INCOME PER SHARE
    BASIC                               $      0.35      $      0.24      $      0.31      $      0.35
    DILUTED                                    0.35             0.24             0.31             0.35
AVERAGE SHARES OUTSTANDING
    BASIC                                11,141,509       11,116,219       11,098,426       11,037,870
    DILUTED                              11,145,874       11,116,845       11,100,130       11,038,931

2000                                   Quarter 1        Quarter 2        Quarter 3        Quarter 4
Interest income                        $ 12,780,141     $ 13,749,537     $ 14,133,852     $ 14,605,934
Interest expense                          4,211,461        4,487,189        5,034,693        5,438,681
                                       ----------------------------------------------------------------
Net interest income                       8,568,680        9,262,348        9,099,159        9,167,253
Provision for loan losses                   645,000          788,427        1,504,859          955,299
                                       ----------------------------------------------------------------
Net interest income after
    provision for loan losses             7,923,680        8,473,921        7,594,300        8,211,954
Other income                              1,659,681        2,048,972        2,135,695        2,189,332
Other expense                             4,108,441        4,276,186        4,188,116        4,205,672
                                       ----------------------------------------------------------------
Income before income taxes                5,474,920        6,246,707        5,541,879        6,195,614
Income taxes                              1,813,444        2,159,277        1,807,456        2,104,360
                                       ----------------------------------------------------------------
Net income                              $ 3,661,476      $ 4,087,430      $ 3,734,423      $ 4,091,254
                                       ================================================================
Net income per share
    Basic                               $      0.32      $      0.36      $      0.33      $      0.37
    Diluted                                    0.32             0.36             0.33             0.37
Average shares outstanding
    Basic                                11,419,226       11,350,996       11,287,584       11,174,674
    Diluted                              11,428,451       11,361,181       11,302,265       11,181,805

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on page 4 - 6 under the heading "Directors and Executive Officers of Bank of Granite Corporation" in the definitive proxy materials of the Company filed in connection with its 2002 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages 8 - 13 in the definitive proxy materials of the Company filed in connection with its 2002 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth on pages 2 & 6 in the definitive proxy materials of the Company filed in connection with its 2002ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page 16 under the heading "Transactions with Officers and Directors" in the definitive proxy materials of the Company filed in connection with its 2002 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

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

  3.  (i)   Certificate of Incorporation

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

 10.1. Bank of Granite Employees' Profit Sharing Plan and Trust, as amended December 31, 1996, filed as Exhibit 10.1. to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

 10.2.      Bank of Granite Supplemental Executive Retirement Plan filed as
            Exhibit 10.2. to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

 10.3. Bank of Granite Corporation's 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

 10.4. Employment and Noncompetition Agreement, dated June 1, 1999, between GLL & Associates, Inc. and Gary L. Lackey filed as Exhibit 10.4. to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

 10.5. Bank of Granite Corporation's 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference

 10.6. Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and John A. Forlines, Jr.

 10.7. Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes

 10.8. Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall

 10.9. Change of Control Agreement, dated January 1, 2002, between the Company and John A. Forlines, Jr.

 10.10. Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes

 10.11. Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall

 11.        Schedule of Computation of Net Income Per Share

            The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies and Note 14. Reconciliation Of Basic And Diluted Earnings Per Share

 21.        Subsidiaries of the Registrant

            The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies

 23.        Consent of Independent Auditors

b.          Reports on Form 8-K

            On January 14, 2002, the Company filed a report on Form 8-K regarding its January 14, 2002 news release in which it announced its earnings for the quarter ended December 31, 2001. The full text news release dated January 14, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BANK OF GRANITE CORPORATION

                                       By:  /s/ John A. Forlines, Jr.
                                           ---------------------------------
                                            John A. Forlines, Jr.
                                            Chairman and Chief Executive Officer
                                            March 11, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                           Title                      Date

/s/ John A. Forlines, Jr.                  Chairman and              March 11, 2002
---------------------------------     Chief Executive Officer
John A. Forlines, Jr.

/s/ Kirby A. Tyndall                   Secretary/Treasurer,          March 11, 2002
---------------------------------        Chief Financial
Kirby A. Tyndall, CPA                 Officer and Principal
                                       Accounting Officer

/s/ John N. Bray                             Director                March 11, 2002
---------------------------------
John N. Bray

/s/ Paul M. Fleetwood, III                   Director                March 11, 2002
---------------------------------
Paul M. Fleetwood, III

/s/ John A. Forlines, Jr.                    Director                March 11, 2002
---------------------------------
John A. Forlines, Jr.

/s/ Barbara F. Freiman                       Director                March 11, 2002
---------------------------------
Barbara F. Freiman

/s/ Hugh R. Gaither                          Director                March 11, 2002
---------------------------------
Hugh R. Gaither

/s/ Charles M. Snipes                        Director                March 11, 2002
---------------------------------
Charles M. Snipes

/s/ Boyd C. Wilson, Jr.                      Director                March 11, 2002
---------------------------------
Boyd C. Wilson, Jr., CPA

                           Bank of Granite Corporation
                                  Exhibit Index

                                                                                Begins
   Exhibit                                                                     on Page

3.(i)       Bank of Granite Corporation's Certificate of Incorporation                  *

3.(ii)      Bank of Granite Corporation's Bylaws                                        *

10.1        Bank of Granite Employees' Profit Sharing Plan and Trust                    *

10.2        Bank of Granite Supplemental Executive Retirement Plan                      *

10.3        Bank of Granite Corporation's 1997 Incentive Stock
                Option Plan                                                             *

10.4        Employment and Noncompetition Agreement between
                GLL & Associates, Inc. and Gary L. Lackey                               *

10.5        Bank of Granite Corporation's 2001 Incentive Stock
                Option Plan                                                             *

10.6        Executive Supplemental Retirement Plan Executive               Filed herewith
                Agreement between the Bank and John A. Forlines, Jr.

10.7        Executive Supplemental Retirement Plan Executive               Filed herewith
                Agreement between the Bank and Charles M. Snipes

10.8        Executive Supplemental Retirement Plan Executive               Filed herewith
                Agreement between the Bank and Kirby A. Tyndall

10.9        Change of Control Agreement between the Company and
                John A. Forlines, Jr.                                      Filed herewith

10.10       Change of Control Agreement between the Company and
                Charles M. Snipes                                          Filed herewith

10.11       Change of Control Agreement between the Company and
                Kirby A. Tyndall                                           Filed herewith

11          Schedule of Computation of Net Income Per Share                Filed herewith

21          Subsidiaries of the Registrant                                 Filed herewith

23          Consent of Independent Auditors                                Filed herewith

* Incorporated herein by reference