Form 10-Q
period 2002-03-31
BANK OF GRANITE CORP
filed 2002-05-09
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 29549

FORM 10-Q

(mark one)
[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number      0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Granite Falls, N.C	28630

(Address of principal executive offices)	(Zip Code)

(828) 496-2000

(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value
10,899,811 shares outstanding as of April 30, 2002

Index

Begins
on Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets March 31, 2002 and December 31, 2001	3

Consolidated Statements of Income Three Months Ended March 31, 2002 and 2001	4

Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2002 and 2001	5

Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2002 and 2001	6

Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

Item 1.  Financial Statements

Bank of Granite Corporation	March 31,	December 31,
Consolidated Balance Sheets	2002	2001

	(unaudited)

Assets:
Cash and cash equivalents:
Cash and due from banks	$22,698,231	$26,272,410
Interest-bearing deposits	1,293,715	785,603

Total cash and cash equivalents	23,991,946	27,058,013

Investment securities:
Available for sale, at fair value	68,165,464	72,664,934
Held to maturity, at amortized cost	80,517,274	86,520,225
Loans	514,435,817	510,410,948
Allowance for loan losses	(7,144,245)	(6,426,477)

Net loans	507,291,572	503,984,471

Premises and equipment, net	8,236,598	8,417,070
Accrued interest receivable	5,447,855	5,185,018
Investment in bank owned life insurance	8,456,716	8,202,255
Other assets	4,565,359	3,357,921

Total assets	$706,672,784	$715,389,907

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$94,486,830	$93,335,500
NOW accounts	82,706,820	84,230,541
Money market accounts	43,106,041	40,205,618
Savings accounts	26,464,925	24,115,461
Time deposits of $100,000 or more	123,446,241	124,212,611
Other time deposits	149,785,660	156,682,988

Total deposits	519,996,517	522,782,719
Overnight borrowings	39,421,518	40,576,330
Other borrowings	17,255,637	23,257,111
Accrued interest payable	1,427,237	1,846,493
Other liabilities	3,415,058	2,145,938

Total liabilities	581,515,967	590,608,591

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 11,537,515 shares in 2002 and 11,537,515 shares in 2001 Outstanding - 10,911,411 shares in 2002 and 10,987,085 shares in 2001	11,537,515	11,537,515
Capital surplus	23,577,604	23,577,604
Retained earnings	102,957,220	100,492,853
Accumulated other comprehensive income, net of deferred income taxes	42,616	556,648
Less: Cost of common shares in treasury; Held - 626,104 shares in 2002 and 550,430 shares in 2001	(12,958,138)	(11,383,304)

Total shareholders’ equity	125,156,817	124,781,316

Total liabilities and shareholders’ equity	$706,672,784	$715,389,907

See notes to consolidated financial statements.

Bank of Granite Corporation	Three Months
Consolidated Statements of Income	Ended March 31,
(unaudited)	2002	2001

Interest income:
Interest and fees on loans	$9,406,269	$11,559,337
Federal funds sold	—	197,852
Interest-bearing deposits	4,229	8,165
Investments:
U.S. Treasury	28,918	114,703
U.S. Government agencies	973,106	1,207,531
States and political subdivisions	859,802	828,116
Other	173,330	180,655

Total interest income	11,445,654	14,096,359

Interest expense:
Time deposits of $100,000 or more	946,302	2,131,700
Other deposits	1,624,872	3,177,979
Overnight borrowings	225,170	102,010
Other borrowings	101,240	132,533

Total interest expense	2,897,584	5,544,222

Net interest income	8,548,070	8,552,137
Provision for loan losses	791,035	699,898

Net interest income after provision for loan losses	7,757,035	7,852,239

Other income:
Service charges on deposit accounts	1,220,492	1,261,297
Other service charges, fees and commissions	1,105,533	902,564
Securities gains	—	128,335
Other	324,096	154,661

Total other income	2,650,121	2,446,857

Other expenses:
Salaries and wages	2,465,474	2,280,903
Employee benefits	611,995	511,623
Occupancy expense, net	211,937	215,328
Equipment expense	362,078	379,362
Other	1,168,696	1,113,400

Total other expenses	4,820,180	4,500,616

Income before income taxes	5,586,976	5,798,480
Income taxes	1,804,637	1,950,374

Net income	$3,782,339	$3,848,106

Per share amounts:
Net income — Basic	$0.35	$0.35
Net income — Diluted	0.35	0.35
Cash dividends	0.12	0.11
Book value	11.47	10.93

See notes to consolidated financial statements.

Bank of Granite Corporation	Three Months
Consolidated Statements of	Ended March 31,
Comprehensive Income	2002	2001
(unaudited)

Net income	$3,782,339	$3,848,106

Items of other comprehensive income:
Items of other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities available for sale	(854,941)	551,952
Less: Reclassification adjustments for gains included in net income	—	128,335

Items of other comprehensive income (losses), before tax	(854,941)	423,617
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(340,909)	220,087

Other comprehensive income (losses), net of tax	(514,032)	203,530

Comprehensive income	$3,268,307	$4,051,636

See notes to consolidated financial statements.

Bank of Granite Corporation		Three Months
Consolidated Statements of Changes in	Ended March 31,
Shareholders' Equity (unaudited)	2002	2001

Common stock, $1 par value
At beginning of period	$11,537,515	$11,517,084

At end of period	11,537,515	11,517,084

Capital surplus
At beginning of period	23,577,604	23,260,188

At end of period	23,577,604	23,260,188

Retained earnings
At beginning of period	100,492,853	91,794,837
Net income	3,782,339	3,848,106
Cash dividends paid	(1,317,972)	(1,226,824)

At end of period	102,957,220	94,416,119

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	556,648	358,923
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(514,032)	331,865

At end of period	42,616	690,788

Cost of common shares held in treasury
At beginning of period	(11,383,304)	(7,615,695)
Cost of common shares repurchased	(1,574,834)	(916,404)

At end of period	(12,958,138)	(8,532,099)

Total shareholders’ equity	$125,156,817	$121,352,080

Shares issued
At beginning of period	11,537,515	11,517,084

At end of period	11,537,515	11,517,084

Shares held in treasury
At beginning of period	(550,430)	(364,135)
Common shares repurchased	(75,674)	(46,133)

At end of period	(626,104)	(410,268)

Total shares outstanding	10,911,411	11,106,816

See notes to consolidated financial statements.

Bank of Granite Corporation	Three Months
Consolidated Statements of Cash Flows	Ended March 31,
(unaudited)	2002	2001

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Interest received	$11,227,052	$13,875,465
Fees and commissions received	2,589,660	2,318,522
Interest paid	(3,316,840)	(5,566,012)
Cash paid to suppliers and employees	(5,692,551)	(8,109,306)
Income taxes paid	(333,583)	(146,311)

Net cash provided by operating activities	4,473,738	2,372,358

Cash flows from investing activities:
Proceeds from maturities and/or calls of securities available for sale	3,845,000	18,370,000
Proceeds from maturities and/or calls of securities held to maturity	5,965,000	3,049,325
Proceeds from sales of securities available for sale	—	130,755
Purchase of securities available for sale	(206,755)	(10,020,434)
Purchase of securities held to maturity	—	(1,659,407)
Net increase in loans	(4,098,136)	(22,891,215)
Investment in bank owned life insurance	(194,000)	—
Capital expenditures	(106,604)	(58,913)
Proceeds from sale of fixed assets	917	—
Proceeds from sale of other real estate	90,067	—

Net cash provided by (used in) investing activities	5,295,489	(13,079,889)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	4,877,496	485,073
Net increase (decrease) in time deposits	(7,663,698)	29,060,933
Net decrease in overnight borrowings	(1,154,812)	(2,891,626)
Net increase (decrease) in other borrowings	(6,001,474)	9,414,387
Dividend paid	(1,317,972)	(1,226,824)
Purchases of common stock for treasury	(1,574,834)	(916,404)

Net cash provided by (used in) financing activities	(12,835,294)	33,925,539

Net increase (decrease) in cash equivalents	(3,066,067)	23,218,008
Cash and cash equivalents at beginning of period	27,058,013	30,627,080

Cash and cash equivalents at end of period	$23,991,946	$53,845,088

See notes to consolidated financial statements.

(continued on next page)

Bank of Granite Corporation	Three Months
Consolidated Statements of Cash Flows	Ended March 31,
(unaudited) - (concluded)	2002	2001

Reconciliation of net income to net cash provided by operating activities:
Net Income	$3,782,339	$3,848,106

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279,618	286,461
Provision for loan loss	791,035	699,898
Premium amortization, net	44,235	19,284
Deferred income taxes	(296,943)	(114,921)
Gains on sales or calls of securities available for sale	—	(128,335)
Losses on disposal or sale of equipment	6,541	4,326
Losses on disposal or sale of other real estate	7,130	—
Increase in taxes payable	1,767,997	1,918,984
Increase in accrued interest receivable	(262,837)	(240,178)
Decrease in interest payable	(419,256)	(21,790)
Increase in cash surrender value of bank owned life insurance	(60,461)	—
Increase in other assets	(666,783)	(4,962,523)
Increase (decrease) in other liabilities	(498,877)	1,063,046

Net adjustments to reconcile net income to net cash provided by operating activities	691,399	(1,475,748)

Net cash provided by operating activities	$4,473,738	$2,372,358

Supplemental disclosure of non-cash transactions:
Increase (decrease) in unrealized gains or losses on securities available for sale	$(854,941)	$551,952
Decrease (increase) in deferred income taxes on unrealized gains or losses on securities available for sale	(340,909)	220,087
Transfer from loans to other real estate owned	135,867	—

See notes to consolidated financial statements.

Bank of Granite Corporation
Notes to Consolidated Financial Statements
March 31, 2002

1.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the “Company”) as of March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company’s 2001 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2.  Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,

(in shares)	2002	2001

Weighted average shares outstanding	10,954,215	11,141,509
Potentially dilutive effect of stock options	724	4,365

Weighted average shares outstanding, including potentially dilutive effect of stock options	10,954,939	11,145,874

3.  In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Unfunded commitments	$87,329,725	$81,135,503
Letters of credit	4,529,479	2,957,344

4.  New Accounting Standards — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company currently does not have goodwill recorded within its financial statements. The initial adoption of SFAS No. 141 and SFAS No. 142 did not have an impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position and results of operations for the quarter ended March 31, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company’s accounting policies relating to the allowance for loan losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. See “Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality” herein for a complete discussion. Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2001 on Form 10-K on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

Changes in Financial Condition
 March 31, 2002 Compared With December 31, 2001

     Late in the fourth quarter of 2001, the Bank acquired and implemented new loan and deposit pricing software models that estimate returns on allocated capital based on various pricing terms. The new models are intended to assist the Bank’s personnel in making product pricing decisions that are based on the returns on allocated capital. The commercial loan pricing model incorporates not only the effects of loan terms net of estimated expenses, but also considers other loan and deposit relationships of commercial customers. The consumer loan and deposit pricing models work similarly, but do not consider additional relationships. As a part of implementation, the Bank made a financial decision not to aggressively price its time deposit products when less expensive borrowing opportunities were available. As a result, the Bank experienced a growth in loans and a decline in time deposit funding during the first quarter of 2002. The decline in time deposit funding was replaced with overnight borrowings from the Federal Home Loan Bank at more favorable interest rates.

     Total assets decreased $8,717,123, or 1.22%, from December 31, 2001 to March 31, 2002. Earning assets decreased $5,969,440, or 0.89%, over the same three month period. Loans, the largest earning asset, increased $4,024,869, or 0.79%, over the same period, primarily because of a $10,157,038, or 2.10%, increase in loans of the Bank, partially offset by a $6,132,169, or 23.50%, decrease in the level of mortgage loans of GLL. Cash and cash equivalents decreased $3,066,067, or 11.33%, attributable to a $3,574,179, or 13.60%, decrease in cash and due from banks. Investment securities decreased $10,502,421, or 6.60%, because of calls and maturities of debt securities, the proceeds of which were used to support the liquidity needs of the Bank. Also during this period, other assets increased $1,207,438, or 35.96%, primarily due to increases in deferred tax assets and prepaid expenses.

     Accompanying the decline in assets were lower levels of deposits and other borrowings, partially offset by earnings retained. Deposits decreased $2,786,202, or 0.53%, from December 31, 2001 to March 31, 2002. Demand, money market and savings deposits increased $4,877,496, or 2.02%, while total time deposits decreased $7,663,698, or 2.73%, over the same period, for the reasons stated above.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2001 to March 31, 2002, such overnight borrowings decreased $1,154,812, or 2.85%, reflecting a decrease of $3,111,014, or 23.41%, in overnight borrowings in the form of commercial paper, partially offset by an increase of $1,956,202, or 7.17%, in overnight borrowings in the form of federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Other borrowings decreased $6,001,474, or 25.80%, reflecting a decrease in temporary borrowings by GLL due to fewer mortgages available for sale at March 31, 2002 than were available at December 31, 2001. Other liabilities increased $1,269,120, or 59.14%, from December 31, 2001 to March 31, 2002, primarily due to higher income taxes payable.

     Common stock outstanding decreased 75,674 shares, or 0.69%, from December 31, 2001 to March 31, 2002, due to shares repurchased under the Company’s stock repurchase plan. From December 31, 2001 through March 31, 2002, the Company repurchased 75,674 shares of its common stock at an average price of $20.81. Earnings retained were $2,464,367 for the first three months of 2002, after paying cash dividends of $1,317,972. Accumulated other comprehensive income, net of deferred income taxes, decreased $514,032, or 92.34%, from December 31, 2001 to March 31, 2002, primarily because the value of securities available for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2002 such unfunded commitments to extend credit were $87,329,725, while commitments in the form of standby letters of credit totaled $4,529,479.

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of March 31, 2002 and December 31, 2001 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At March 31, 2002, the Bank’s core deposits, defined as total deposits excluding time time deposits of $100,000 or more, totaled $396,550,276, or 76.3%, of the Bank’s total deposits compared to $398,570,108, or 76.2%, of the Bank’s total deposits as of December 31, 2001.

     The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2002, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31,

2002, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $12,675,000 with the Federal Reserve Bank and $28,759,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2002, the Bank had a credit line of $22,766,000 collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. The line is secured by the mortgage loans originated and the Company serves as guarantor under the terms of this line. As of March 31, 2002 and December 31, 2001, this line of credit was $25,000,000.

     The majority of the Company’s deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base is not generally subject to the level of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

     Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because most of the Company’s loans are at variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

     The Bank uses several modeling techniques to measure interest rate risk, including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes is based upon numerous assumptions including relative and estimated levels of key interest rates. “Rate shocks” modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes.

     The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in the Company’s analysis of its interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
 For the Three Month Period Ended March 31, 2002
Compared With the Same Period in 2001

     During the three month period ended March 31, 2002, the Company’s net income decreased to $3,782,339, or 1.71%, from $3,848,106 earned in the same period of 2001. The decline primarily resulted from lower net interest margins and higher loan loss provisions related to banking operations, partially offset by higher net income from mortgage origination activity.

Net Interest Income for the Quarterly Periods

     During the three month period ended March 31, 2002, the Company’s net interest income decreased slightly compared to the three months ended March 31, 2001. Because of the its asset-sensitivity in a declining rate environment, the Company’s net interest margin averaged 5.49% during the three month period compared to 5.72% during the same period in 2001. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended March 31, 2002, interest income decreased $2,650,705, or 18.80%, from the same period last year, primarily because of lower rates on loan and investment assets, partially offset by interest income from higher volumes of loans. Interest and fees on loans decreased $2,153,068, or 18.63%, due to lower rates during the quarter. Yields on loans averaged 7.46% for the quarter, down from 10.13% for the same quarter last year. The prime lending rate during the three month period averaged 4.77% compared to 8.84% during the same period in 2001. Gross loans averaged $511,313,043 compared to $462,658,830 last year, an increase of $48,654,213, or 10.52%. Average loans of the Bank were $489,577,926 compared to $446,028,973 last year, an increase of $43,548,953, or 9.76%, while average loans of GLL were $21,735,117 compared to $16,629,857 last year, an increase of $5,105,260, or 30.70%.

     Interest expense decreased $2,646,638, or 47.74%, primarily because of lower rates on interest-bearing deposits and other borrowings. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 2.47% for the quarter, down from 4.97% for the same quarter last year. Total interest-bearing deposits averaged $421,978,068 compared to $433,509,110 last year, a decrease of $11,531,042, or 2.66%. Savings, NOW and money market deposits averaged $148,225,909 compared to $130,983,535 last year, an increase of $17,242,374, or 13.16%. Time deposits averaged $273,752,159 compared to $302,525,575 last year, a decrease of $28,773,416, or 9.51%. The Company attributes the decrease in time deposits to its decision not to price its time deposits as aggressively due to more favorable borrowing rates from alternative sources of funding. Overnight borrowings averaged $47,685,290 compared to $9,211,885 last year, an increase of $38,473,405, or 417.65%, reflecting an increase of $34,417,329, or 1604.67%, in average overnight borrowings by the Bank in the form of federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank as well as an increase of $4,056,076, or 57.39%, in average overnight borrowings by the Company in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $18,541,932 compared to $14,426,198 last year, an increase of $4,115,734, or 28.53%, due to an increase in temporary borrowings of GLL because of higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a source of funding.

Provisions for Loan Losses, Allowance for Loan Losses
     and Discussions of Asset Quality

     The risks inherent in the Company’s loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on management’s assumptions regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond the Company’s control. In estimating these risks and the related loss reserve levels, management also considers the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers and industries.

     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, large loans and commitments made each month, as well as all commercial loans past due 30 days or more, are reviewed monthly by the Bank’s Board of Directors. The Bank’s Board of Directors also review monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

     As an additional measure, the Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and the methodology of determining the adequacy of the allowance for losses. This independent third party determines its own selection criteria to select loan relationships for review and evaluation. The third party’s evaluation and report is shared with management, the Bank’s Audit Committee and ultimately, the Bank’s Board of Directors.

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Any changes in those risk assessments as determined by the third party risk assessment group, regulatory examiners or the Bank’s Credit Administration are also considered. Management considers certain commercial loans with weaker credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In estimating reserve levels, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

     Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 2002, management determined a charge to operations of $791,035 would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At March 31, 2002, the loan loss reserve was 1.41% of net loans outstanding compared to 1.28% as of December 31, 2001. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,

	2002	2001

Allowance for loan losses, beginning of period	$6,426,477	$6,351,756

Net charge-offs:
Loans charged off:
Commercial, financial and agricultural	216,877	26,202
Credit cards and related plans	8,177	6,044
Installment loans to individuals	11,020	88,154
Demand deposit overdraft program	65,098	109,739

Total charge-offs	301,172	230,139

Recoveries of loans previously charged off:
Real estate	75,408	26,327
Commercial, financial and agricultural	78,545	4,648
Credit cards and related plans	1,025	245
Installment loans to individuals	15,455	2,522
Demand deposit overdraft program	57,472	63,503

Total recoveries	227,905	97,245

Total net charge-offs	73,267	132,894

Loss provisions charged to operations	791,035	699,898

Allowance for loan losses, end of period	$7,144,245	$6,918,760

Ratio of annualized net charge-offs during the period to average loans during the period	0.06%	0.12%
Allowance coverage of annualized net charge-offs	2404.35%	1283.73%
Allowance as a percentage of gross loans	1.39%	1.46%
Allowance as a percentage of net loans	1.41%	1.48%

     Nonperforming assets at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Nonperforming assets:
Nonaccrual loans	$3,252,532	$2,943,863
Loans past due 90 days or more and still accruing interest	889,981	1,769,341

Total nonperforming loans	4,142,513	4,713,204
Foreclosed properties	311,652	322,982

Total nonperforming assets	$4,454,165	$5,036,186

Nonperforming loans to total loans	0.81%	0.92%
Allowance coverage of nonperforming loans	172.46%	146.80%
Nonperforming assets to total assets	0.63%	0.70%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the first quarter would not have been materially different from the amount reported.

     The Company’s investment in impaired loans at March 31, 2002 and December 31, 2001 was as follows:

	March 31,	December 31,
	2002	2001

Investment in impaired loans:
Impaired loans still accruing interest	$1,228,246	$1,274,391
Accrued interest on accruing impaired loans	42,059	37,719
Impaired loans not accruing interest	3,252,532	2,943,863
Accrued interest on nonaccruing impaired loans	129,326	130,517

Total investment in impaired loans	$4,652,163	$4,386,490

Loan loss allowance related to impaired loans	$1,435,751	$1,371,524

     When comparing March 31, 2002 with March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4,652,162 ($3,381,857 of which was on a non-accrual basis) and $2,439,737 ($1,611,706 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2002 and 2001 was not significantly different from the balance at March 31, 2002 and 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,435,751 and $1,412,459 at March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, the Company recognized interest income on those impaired loans of approximately $171,385 and $98,549, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended March 31, 2002, total noninterest income was $2,650,121, up $203,264, or 8.31%, from $2,446,857 earned in the same period of 2001, primarily because of higher fees from nontraditional banking services such as the sales of mortgages, small business loans and annuity products. Fees on deposit accounts were $1,220,492 during the first quarter, down $40,805, or 3.24%, from $1,261,297 earned in the first quarter of 2001. Other service fees and commissions were $1,105,533 for the first quarter of 2002, up $202,969, or 22.49%, from $902,564 earned in the same period of 2001. Included in other service fees was mortgage origination fee income of $796,038 for 2002, up $126,534, or 18.90%, from $669,504 earned in the same period of 2001. There were no gains on sales of securities in the first quarter of 2002, compared with $128,335 in the same period of 2001. Other noninterest income was $324,096 for the first quarter of 2002, up $169,435, or 109.55%, from $154,661 earned in the first quarter of 2001, primarily due to higher sales of small business loans which generated $229,913 in fee income in the first quarter of 2002 compared to no similar fee income in the same quarter of 2001. Management continued to place emphasis on nontraditional banking services such as annuities and sales of mortgages and small business loans, which produced $1,169,504 in nontraditional fee income during the first quarter of 2002, up 65.20% from the first quarter of 2001.

     First quarter 2002 noninterest expenses, or overhead, totaled $4,820,180, up $319,564, or 7.10%, from $4,500,616 in the same quarter of 2001. Personnel costs, the largest of the overhead expenses, were $3,077,469 during the quarter, up $284,943, or 10.20%, from $2,792,526 in 2001. Of the $284,943 increase in personnel costs, $200,711 were related to mortgage operations, while the personnel costs of the Bank increased $84,232. Salaries and wages were $2,465,474 during the quarter, up $184,571, or 8.09%, from $2,280,903 in 2001, while employee benefits were $611,995, up $100,372, or 19.62%, compared to $511,623 in the first quarter of 2001. Bank salaries fell slightly, while mortgage-related salaries rose $191,607 or 30.77%.

     Noninterest expenses other than for personnel increased $34,621, or 2.03%, to $1,742,711 during the quarter from $1,708,090 incurred in the same period of 2001. Occupancy expenses for the quarter were $211,937, down 1.57%, from $215,328 in the same period of 2001. Equipment expenses were $362,078 during the first quarter, down $17,284, or 4.56%, from $379,362 in the same period of 2001. First quarter other noninterest expenses were $1,168,696 in 2002, up $55,296, or 4.97%, from $1,113,400 in the same quarter a year ago. Income tax expense was $1,804,637 for the quarter, down $145,737, or 7.47%, from $1,950,374 for the 2001 first quarter. The effective tax rates were 32.30% and 33.64% for the first quarters of 2002 and 2001, respectively, and the decrease was primarily because of higher relative levels of income from tax-exempt loans and investments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”

Disclosures About Forward Looking Statements

     The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of the Company’s customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

•     Exhibits, Financial Statement Schedules and Reports on Forms 8-K included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.

     (a)  1. Financial Statements

The information required by this item is set forth under Item 1

     2.     Financial Statement Schedules

None

     3.     Exhibits

(a) Certificate of Incorporation

Bank of Granite Corporation’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.(a) to the Quarterly Report to Shareholders on Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference.

(b) Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit D of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 33-11876) on February 23, 1987 is incorporated herein by reference

11. Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1, Note 2

(b) Reports on Form 8-K

On April 9, 2002, the Company filed a report on Form 8-K regarding its April 8, 2002 news release in which it announced its earnings for the quarter ended March 31, 2002. The full text news release dated April 8, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

On April 9, 2002, the Company filed an additional report on Form 8-K regarding its April 9, 2002 news release in which it announced a 25% stock dividend to be effected in the form of a 5-for-4 stock split payable May 31, 2002 to shareholders of record May 10, 2002. In the release, the Company also announced the declaration of a post-split cash dividend of 11(cent) per share payable July 31, 2002 to shareholders of record July 17, 2002. The full text news release dated April 9, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: May 8, 2002	/s/ Kirby A. Tyndall Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer