Form 10-Q
period 2002-06-30
BANK OF GRANITE CORP
filed 2002-08-13
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 29549

FORM 10-Q

(mark one)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
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

Common stock, $1 par value
13,496,981 shares outstanding as of July 31, 2002

Exhibit Index begins on page 25

Index

Begins
on Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001	3

Consolidated Statements of Income
Three Months Ended June 30, 2002 and 2001
And Six Months Ended June 30, 2002 and 2001	4

Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2002 and 2001
And Six Months Ended June 30, 2002 and 2001	5

Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2002 and 2001	6

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Exhibit Index	25

Item 1. Financial Statements

Bank of Granite Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$32,257,544	$26,272,410
Interest-bearing deposits	—	785,603

Total cash and cash equivalents	32,257,544	27,058,013

Investment securities:
Available for sale, at fair value	59,041,844	72,664,934
Held to maturity, at amortized cost	73,813,431	86,520,225

Loans	517,850,773	510,410,948
Allowance for loan losses	(7,680,704)	(6,426,477)

Net loans	510,170,069	503,984,471

Premises and equipment, net	8,104,324	8,417,070
Accrued interest receivable	4,830,947	5,185,018
Investment in bank owned life insurance	8,797,047	8,202,255
Other assets	4,280,006	3,357,921

Total assets	$701,295,212	$715,389,907

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$97,225,563	$93,335,500
NOW accounts	83,479,681	84,230,541
Money market accounts	44,330,391	40,205,618
Savings accounts	26,948,318	24,115,461
Time deposits of $100,000 or more	122,267,941	124,212,611
Other time deposits	147,788,379	156,682,988

Total deposits	522,040,273	522,782,719
Overnight borrowings	37,714,169	40,576,330
Other borrowings	12,705,129	23,257,111
Accrued interest payable	1,326,954	1,846,493
Other liabilities	1,390,918	2,145,938

Total liabilities	575,177,443	590,608,591

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 14,420,986 shares in 2002 and 11,537,515 shares in 2001
Outstanding - 13,539,181 shares in 2002 and 10,987,085 shares in 2001	14,420,986	11,537,515
Capital surplus	20,694,133	23,577,604
Retained earnings	105,081,857	100,492,853
Accumulated other comprehensive income, net of deferred income taxes	760,728	556,648
Less: Cost of common shares in treasury;
Held - 881,805 shares in 2002 and 550,430 shares in 2001	(14,839,935)	(11,383,304)

Total shareholders’ equity	126,117,769	124,781,316

Total liabilities and shareholders’ equity	$701,295,212	$715,389,907

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$9,406,303	$11,034,390	$18,812,572	$22,593,727
Federal funds sold	—	325,813	—	523,665
Interest-bearing deposits	7,640	7,392	11,869	15,557
Investments:
U.S. Treasury	28,814	44,314	57,732	159,017
U.S. Government agencies	855,210	1,123,283	1,828,316	2,330,814
States and political subdivisions	814,784	802,110	1,674,586	1,630,226
Other	141,038	162,307	314,368	342,962

Total interest income	11,253,789	13,499,609	22,699,443	27,595,968

Interest expense:
Time deposits of $100,000 or more	905,998	2,018,254	1,852,300	4,149,954
Other deposits	1,553,909	3,104,417	3,178,781	6,282,396
Overnight borrowings	168,288	118,269	393,458	220,279
Other borrowings	75,164	192,211	176,404	324,744

Total interest expense	2,703,359	5,433,151	5,600,943	10,977,373

Net interest income	8,550,430	8,066,458	17,098,500	16,618,595
Provision for loan losses	1,007,249	2,010,680	1,798,284	2,710,578

Net interest income after provision for loan losses	7,543,181	6,055,778	15,300,216	13,908,017

Other income:
Service charges on deposit accounts	1,316,241	1,335,919	2,536,733	2,597,216
Other service charges, fees and commissions	1,008,649	904,781	2,114,182	1,807,345
Securities gains	3,170	9,214	3,170	137,549
Other	139,876	80,031	463,972	234,692

Total other income	2,467,936	2,329,945	5,118,057	4,776,802

Other expenses:
Salaries and wages	2,464,305	2,402,606	4,929,779	4,683,509
Employee benefits	654,883	315,187	1,266,878	826,810
Occupancy expense, net	231,649	211,278	443,586	426,606
Equipment expense	383,757	387,661	745,835	767,023
Other	1,355,717	1,245,886	2,524,413	2,359,286

Total other expenses	5,090,311	4,562,618	9,910,491	9,063,234

Income before income taxes	4,920,806	3,823,105	10,507,782	9,621,585
Income taxes	1,469,271	1,192,598	3,273,908	3,142,972

Net income	$3,451,535	$2,630,507	$7,233,874	$6,478,613

Per share amounts:
Net income — Basic	$0.25	$0.19	$0.53	$0.46
Net income — Diluted	0.25	0.19	0.53	0.46
Cash dividends	0.10	0.09	0.19	0.18
Book value			9.32	8.85

See noes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of
Comprehensive Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net income	$3,451,535	$2,630,507	$7,233,874	$6,478,613

Items of other comprehensive income:
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale	1,197,531	92,277	342,590	772,564
Less: Reclassification adjustments for gains included in net income	3,170	9,214	3,170	137,549

Items of other comprehensive income, before tax	1,194,361	83,063	339,420	635,015
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	476,249	33,122	135,340	253,209

Other comprehensive income, net of tax	718,112	49,941	204,080	381,806

Comprehensive income	$4,169,647	$2,680,448	$7,437,954	$6,860,419

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Changes in
Shareholders’ Equity (unaudited)

	Six Months
	Ended June 30,
	2002	2001
Common stock, $1 par value
At beginning of period	$11,537,515	$11,517,084
Shares issued under incentive stock option plans	—	20,431
Transferred from capital surplus for shares issued due to stock splits	2,883,471	—

At end of period	14,420,986	11,537,515

Capital surplus
At beginning of period	23,577,604	23,260,188
Shares issued under incentive stock option plans	—	317,416
Transferred to common stock for shares issued due to stock splits	(2,883,471)	—

At end of period	20,694,133	23,577,604

Retained earnings
At beginning of period	100,492,853	91,794,837
Net income	7,233,874	6,478,613
Cash dividends paid	(2,627,342)	(2,449,560)
Cash paid for fractional shares	(17,528)	—

At end of period	105,081,857	95,823,890

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	556,648	358,923
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	204,080	381,806

At end of period	760,728	740,729

Cost of common shares held in treasury
At beginning of period	(11,383,304)	(7,615,695)
Cost of common shares repurchased	(3,456,631)	(1,136,021)

At end of period	(14,839,935)	(8,751,716)

Total shareholders’ equity	$126,117,769	$122,928,022

Shares issued
At beginning of period	11,537,515	11,517,084
Shares issued under incentive stock option plans	—	20,431
Shares issued due to stock splits	2,883,471	—

At end of period	14,420,986	11,537,515

Shares held in treasury
At beginning of period	(550,430)	(364,135)
Common shares repurchased	(331,375)	(57,133)

At end of period	(881,805)	(421,268)

Total shares outstanding	13,539,181	11,116,247

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months
	Ended June 30,
	2002	2001
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Interest received	$23,123,644	$28,203,545
Fees and commissions received	4,714,095	4,639,253
Interest paid	(6,120,482)	(11,181,324)
Cash paid to suppliers and employees	(9,963,122)	(9,706,131)
Income taxes paid	(4,556,583)	(4,292,561)

Net cash provided by operating activities	7,197,552	7,662,782

Cash flows from investing activities:
Proceeds from maturities and/or calls of securities available for sale	14,122,750	26,276,226
Proceeds from maturities and/or calls of securities held to maturity	12,647,875	8,455,275
Proceeds from sales of securities available for sale	56,599	130,755
Purchase of securities available for sale	(224,880)	(17,073,366)
Purchase of securities held to maturity	—	(8,414,358)
Net increase in loans	(7,983,882)	(35,249,963)
Investment in bank owned life insurance	(194,000)	—
Capital expenditures	(255,377)	(151,775)
Proceeds from sale of fixed assets	917	125
Proceeds from sale of other real estate	90,067	—

Net cash provided by (used in) investing activities	18,260,069	(26,027,081)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	10,096,833	5,595,464
Net increase (decrease) in time deposits	(10,839,279)	14,306,703
Net increase (decrease) in overnight borrowings	(2,862,161)	260,343
Net increase (decrease) in other borrowings	(10,551,982)	16,188,463
Net proceeds from issuance of common stock	—	337,847
Dividend paid	(2,627,342)	(2,449,560)
Purchases of common stock for treasury	(3,456,631)	(1,136,021)
Cash paid in lieu of issuing fractional shares due to stock splits	(17,528)	—

Net cash provided by (used in) financing activities	(20,258,090)	33,103,239

Net increase in cash equivalents	5,199,531	14,738,940
Cash and cash equivalents at beginning of period	27,058,013	30,627,080

Cash and cash equivalents at end of period	$32,257,544	$45,366,020

See notes to consolidated financial statements.

(continued on next page)

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited) — (concluded)

	Six Months
	Ended June 30,
	2002	2001
Reconciliation of net income to net cash provided by operating activities:
Net Income	$7,233,874	$6,478,613

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	560,665	573,030
Provision for loan loss	1,798,284	2,710,578
Premium amortization, net	70,130	62,545
Deferred income taxes	(477,062)	(764,028)
Gains on sales or calls of securities available for sale	(3,170)	(137,549)
Losses on disposal or sale of equipment	6,541	4,201
Losses on disposal or sale of other real estate	16,423	—
Decrease in taxes payable	(805,613)	(385,561)
Decrease in accrued interest receivable	354,071	545,032
Decrease in interest payable	(519,539)	(203,951)
Increase in cash surrender value of bank owned life insurance	(400,792)	—
Increase in other assets	(686,853)	(927,661)
Increase (decrease) in other liabilities	50,593	(292,467)

Net adjustments to reconcile net income to net cash provided by operating activities	(36,322)	1,184,169

Net cash provided by operating activities	$7,197,552	$7,662,782

Supplemental disclosure of non-cash transactions:
Increase in unrealized gains or losses on securities available for sale	$339,420	$635,015
Decrease in deferred income taxes on unrealized gains or losses on securities available for sale	135,340	253,209
Transfer from surplus to common stock for stock split	2,883,471	—
Transfer from loans to other real estate owned	346,967	153,128

See notes to consolidated financial statements.

Bank of Granite Corporation
Notes to Consolidated Financial Statements
June 30, 2002

1.     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the “Company”) as of June 30, 2002 and December 31, 2001, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, and its cash flows for the six month periods ended June 30, 2002 and 2001.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split paid May 31, 2002.

The accounting policies followed are set forth in Note 1 to the Company’s 2001 Annual Report to Shareholders on file with the Securities and Exchange Commission.

2.     Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in shares)	2002	2001	2002	2001

Weighted average shares outstanding	13,600,060	13,894,425	13,645,707	13,935,711
Potentially dilutive effect of stock options	10,664	1,015	3,652	3,331

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,610,724	13,895,440	13,649,359	13,939,042

3.     In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Unfunded commitments	$89,283,210	$81,135,503
Letters of credit	8,050,811	2,957,344

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

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (concluded)
June 30, 2002

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

Changes in Financial Condition
June 30, 2002 Compared With December 31, 2001

     Late in the fourth quarter of 2001, the Bank acquired and implemented new loan and deposit pricing software models that estimate returns on allocated capital based on various pricing terms. The new models are intended to assist the Bank’s personnel in making product pricing decisions that are based on the returns on allocated capital. The commercial loan pricing model incorporates not only the effects of loan terms net of estimated expenses, but also considers other loan and deposit relationships of commercial customers. The consumer loan and deposit pricing models work similarly, but do not consider additional relationships. As a part of implementation, the Bank made a financial decision not to aggressively price its time deposit products when less expensive borrowing opportunities were available. As a result, the Bank experienced a growth in loans and a decline in time deposit funding during the first six months of 2002. The decline in time deposit funding was replaced with overnight borrowings from the Federal Home Loan Bank at more favorable interest rates.

     Total assets decreased $14,094,695, or 1.97%, from December 31, 2001 to June 30, 2002. Earning assets decreased $19,675,662, or 2.93%, over the same six month period. Investment securities decreased $26,329,884, or 16.54%, primarily because proceeds from calls and maturities of debt securities were used to fund the Bank’s loan growth and a decline in the Bank’s rate sensitive time deposits. Loans, the largest earning asset, increased $7,439,825, or 1.46%, over the same period, primarily because of a $17,572,931, or 3.63%, increase as of June 30, 2002 in loans of the Bank, partially offset by a $10,133,106, or 38.83%, decrease as of June 30, 2002 in the level of mortgage loans of GLL. Cash and cash equivalents increased $5,199,531, or 19.22%, which was attributable to a $5,985,134, or 22.78%, increase in cash and due from banks. Also during this period, other assets increased $922,085, or 27.46%.

     Accompanying the decline in assets were lower levels of deposits and other borrowings, partially offset by earnings retained. Deposits decreased slightly by $742,446, or 0.14%, from December 31, 2001 to June 30, 2002. Demand, money market and savings deposits increased $10,096,833, or 4.17%, while total time deposits decreased $10,839,279, or 3.86%, over the same period, for the reasons stated above related to less aggressive pricing of these products.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2001 to June 30, 2002, such overnight borrowings decreased $2,862,161, or 7.05%. Other borrowings decreased $10,551,982, or 45.37%, reflecting a decrease in temporary borrowings by GLL primarily due to lower mortgage origination activity.

     Common stock outstanding increased 2,552,096 shares, or 23.23%, from December 31, 2001 to June 30, 2002, primarily due to shares issued in connection with the 5-for-4 stock split in May 2002, partially offset by shares repurchased under the Company’s stock repurchase plan. On May 31, 2002, the Company issued 2,883,471 shares of its common stock due to a 5-for-4 stock split announced in April. Also from December 31, 2001 through June 30, 2002, the Company repurchased 193,768 shares of its common stock at an average price of $17.84. Earnings retained were $4,589,004 for the first six months of 2002, after paying cash dividends of $2,627,342. Accumulated other comprehensive income, net of deferred income taxes, increased $204,080, or 36.66%, from December 31, 2001 to June 30, 2002, primarily because the value of securities available for sale rose as interest rates on longer term bonds fell during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2002 such unfunded commitments to extend credit were $89,283,210, while commitments in the form of standby letters of credit totaled $8,050,811.

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of June 30, 2002 and December 31, 2001 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At June 30, 2002, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $399,772,332, or 76.6%, of the Bank’s total deposits compared to $398,570,108, or 76.2%, of the Bank’s total deposits as of December 31, 2001.

     The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2002, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2002, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $13,200,000 with the Federal Reserve Bank and $30,679,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2002, the Bank had a credit line of $23,298,000 collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. The line is secured by the mortgage loans originated and the Company serves as guarantor under the terms of this line. As of June 30, 2002 and December 31, 2001, this line of credit was $25,000,000.

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

Results of Operations
For the Three Month Period Ended June 30, 2002 Compared With
the Same Period in 2001 and for the Six Month Period Ended
June 30, 2002 Compared With the Same Period in 2001

     During the three month period ended June 30, 2002, the Company’s net income increased to $3,451,535, or 31.21%, from the $2,630,507 earned in the same period of 2001. The increase primarily resulted from lower provisions for loan losses and higher net interest margins related to banking operations. For essentially the same reasons, year-to-date net income was also higher. For the first six months of 2002, net income was $7,233,874, up $755,261, or 11.66%, from the $6,478,613 earned in the same year-to-date period of 2001.

Net Interest Income for the Quarterly Periods

     During the three month period ended June 30, 2002, the Company’s net interest income increased $483,972, or 6.00%, compared to the three months ended June 30, 2001, primarily due to higher loan demand and an improved net interest margin. The Company’s net interest margin averaged 5.48% during the three month period compared to 5.12% during the same period in 2001. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended June 30, 2002, interest income decreased $2,245,820, or 16.64%, from the same period last year, primarily because of lower rates on loan and investment assets, partially offset by higher volumes of loans. Interest and fees on loans decreased $1,628,087, or 14.75%, due to lower loan yields during the quarter. Yields on loans averaged 7.34% for the quarter, down from 9.21% for the same quarter last year. The prime lending rate during the three month period averaged 4.75% compared to 7.59% during the same period in 2001. Gross loans averaged $514,202,647 compared to $480,700,426 last year, an increase of $33,502,221, or 6.97%. Average loans of the Bank were $497,576,490 compared to $456,590,659 last year, an increase of $40,985,831, or 8.98%, while average loans of GLL were $16,626,157 compared to $24,109,767 last year, a decrease of $7,483,610, or 31.04%. Interest on securities and overnight investments decreased $617,733, or 25.06%, primarily due to lower average volumes invested during the quarter and to a lesser extent to lower average rates. Average securities and overnight investments were $143,562,962 compared to $185,221,898 last year, a decrease of $41,658,936, or 22.49%.

     Interest expense decreased $2,729,792, or 50.24%, primarily because of lower rates on time deposits. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 2.31% for the quarter, down from 4.58% for the same quarter last year. Total interest-bearing deposits averaged $427,414,788 compared to $448,373,316 last year, a decrease of $20,958,528, or 4.67%. Savings, NOW and money market deposits averaged $156,539,671 compared to $136,436,877 last year, an increase of $20,102,794, or 14.73%. Time deposits averaged $270,875,117 compared to $311,936,439 last year, a decrease of $41,061,322, or 13.16%. The Company attributes the decrease in time deposits to its decision not to price its time deposits as aggressively due to more favorable borrowing rates from alternative sources of funding. Overnight borrowings averaged $34,877,270 compared to $11,310,511 last year, an increase of $23,566,759, or 208.36%, primarily reflecting the Bank’s additional overnight borrowings due to interest rates falling to levels that were more favorable than the rates on time deposits in the Bank’s markets. Other borrowings averaged $13,418,962 compared to $21,531,732 last year, a decrease of $8,112,770, or 37.68%, due to a decrease of $8,112,770, or 37.68%, in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

Net Interest Income for the Year-to-Date Periods

     As was the case for the second quarter, the Company’s net interest income increased for the year-to-date period. Higher loan volumes and a shift in funding to lower cost wholesale funds from higher cost time deposit funds caused the Company’s net interest income to increase $479,905, or 2.89%, during the six month period ended June 30, 2002 compared to the same period in 2001. The Company’s net interest margin averaged 5.48% for the year-to-date period, up from 5.41% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     As was the case for the second quarter, interest income and expense were lower for the six month period ended June 30, 2002. During the first six months of 2002, interest income decreased $4,896,525, or 17.74%, from the same period last year due to lower rates on loans and other interest-earning assets outpacing increases in interest income due to higher volumes of loans. Interest and fees on loans decreased $3,781,155, or 16.74%, due to lower average rates during the year-to-date period. Yields on loans averaged 7.40% for the year-to-date period, down from 9.66% for the same period last year. The prime rate during the six month period averaged 4.76% compared to 8.20% during the same period in 2001. Gross loans averaged $512,757,845 compared to $471,679,628 last year, an increase of $41,078,217, or 8.71%. Average loans of the Bank were $493,577,208 compared to $451,309,816 last year, an increase of $42,267,392, or 9.37%, while average loans of GLL were $19,180,637 compared to $20,369,812 last year, a decrease of $1,189,175, or 5.84%. Interest on securities and overnight investments decreased $1,115,370, or 22.30%, due to both lower rates and lower average volumes invested during the period. Average securities and overnight investments were $149,241,229 compared to $180,146,215 last year, a decrease of $30,904,986, or 17.16%.

     Interest expense decreased $5,376,430, or 48.98%, primarily because of lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 2.39% for the year-to-date period, down from 4.77% for the same period last year. Interest-bearing deposits averaged $424,696,428 compared to $440,941,213 last year, a decrease of $16,244,785, or 3.68%. Time deposits averaged $272,313,638 compared to $307,231,007 last year, a decrease of $34,917,369, or 11.37%. As discussed in the previous sections, the Bank decided to pursue lower cost wholesale overnight funding rather than funding loan growth with higher cost time deposits. Overnight borrowings averaged $41,281,280 compared to $10,261,198 last year, an increase of $31,020,082, or 302.30%, reflecting an increase of $27,310,961 in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $3,709,121 in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $15,980,447 compared to $17,978,965 last year, a decrease of $1,998,518, or 11.12%, reflecting a decrease in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

     As part of the continual grading process, individual commercial loans are assigned a credit risk grade based on their credit quality, which is subject to change as conditions warrant. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group, regulatory examiners and the Bank’s Credit Administration. Management considers certain commercial loans with weaker credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In estimating reserve levels, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

     Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 2002, management determined a charge to operations of $1,007,249 and $1,798,284, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At June 30, 2002, the loan loss reserve was 1.51% of net loans outstanding compared to 1.28% as of December 31, 2001. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Allowance for loan losses, beginning of period	$7,144,245	$6,918,760	$6,426,477	$6,351,756

Net charge-offs:
Loans charged off:
Real estate	110,947	62,129	110,947	62,129
Commercial, financial and agricultural	235,248	152,083	452,125	178,285
Credit cards and related plans	7,129	4,942	15,306	10,986
Installment loans to individuals	87,597	242,093	98,617	330,247
Demand deposit overdraft program	84,735	105,628	149,833	215,367

Total charge-offs	525,656	566,875	826,828	797,014
Recoveries of loans previously charged off:
Real estate	500	—	75,908	26,327
Commercial, financial and agricultural	15,007	11,869	93,552	16,517
Credit cards and related plans	196	2,297	1,221	2,542
Installment loans to individuals	7,340	25,770	22,795	28,292
Demand deposit overdraft program	31,823	49,531	89,295	113,034

Total recoveries	54,866	89,467	282,771	186,712

Total net charge-offs	470,790	477,408	544,057	610,302

Loss provisions charged to operations	1,007,249	2,010,680	1,798,284	2,710,578

Allowance for loan losses, end of period	$7,680,704	$8,452,032	$7,680,704	$8,452,032

Ratio of annualized net charge-offs during the period to average loans during the period	0.37%	0.40%	0.21%	0.26%
Allowance coverage of annualized net charge-offs	406.75%	441.39%	700.07%	686.76%
Allowance as a percentage of gross loans			1.48%	1.74%
Allowance as a percentage of net loans			1.51%	1.77%

     Nonperforming assets at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Nonperforming assets:
Nonaccrual loans	$2,746,496	$2,943,863
Loans past due 90 days or more and still accruing interest	1,252,267	1,769,341

Total nonperforming loans	3,998,763	4,713,204
Foreclosed properties	527,318	322,982

Total nonperforming assets	$4,526,081	$5,036,186

Nonperforming loans to total loans	0.77%	0.92%
Allowance coverage of nonperforming loans	192.08%	179.33%
Nonperforming assets to total assets	0.65%	0.70%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the second quarter would not have been materially different from the amount reported.

     The Company’s investment in impaired loans at June 30, 2002 and December 31, 2001 was as follows:

	June 30,	December 31,
	2002	2001

Investment in impaired loans:
Impaired loans still accruing interest	$3,502,656	$1,274,391
Accrued interest on accruing impaired loans	46,624	37,719
Impaired loans not accruing interest	2,746,496	2,943,863
Accrued interest on nonaccruing impaired loans	112,625	130,517

Total investment in impaired loans	$6,408,401	$4,386,490

Loan loss allowance related to impaired loans	$1,505,439	$1,371,524

     When comparing June 30, 2002 with June 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,408,400 ($2,859,121 of which was on a non-accrual basis) and $6,995,487 ($2,686,086 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2002 and 2001 was not significantly different from the balance at June 30, 2002 and 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,505,439 and $2,444,999 at June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the Company recognized interest income on those impaired loans of approximately $159,249 and $290,920, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended June 30, 2002, total noninterest income was $2,467,936, up $137,991, or 5.92%, from $2,329,945 earned in the same period of 2001, primarily because of higher fees from sales of annuities and mortgage originations. Fees on deposit accounts were $1,316,241 during the second quarter, down $19,678, or 1.47%, from $1,335,919 earned in the second quarter of 2001. Other service fees and commissions were $1,008,649 for the second quarter of 2002, up $103,868, or 11.48%, from $904,781 earned in the same period of 2001. Included in other service fees were annuity fee income of $119,532 for 2002, up $49,242, or 70.06%, from $70,290 earned in the same period of 2001 and mortgage origination fee income of $764,801, up $54,296, or 7.64%, from $710,505 earned for the comparable period in 2001. There were no significant gains or losses on sales of securities in the second quarter of 2002 or 2001. Other noninterest income was $139,876 for the second quarter of 2002, up $59,845, or 74.78%, from $80,031 earned in the second quarter of 2001, primarily due to income from the Bank’s investment in bank owned life insurance. Nontraditional banking services such as annuities, life insurance, and sales of mortgages and small business loans, produced $791,786 in nontraditional fee income during the second quarter of 2002, down 1.03% from the second quarter of 2001, primarily due to lower sales of small business loans.

     Second quarter 2002 noninterest expenses, or overhead, totaled $5,090,311, up $527,693, or 11.57%, from $4,562,618 in the same quarter of 2001, primarily because of higher personnel costs of the Bank. Personnel costs, the largest of the overhead expenses, were $3,119,188 during the quarter, up $401,395, or 14.77%, from $2,717,793 in 2001, primarily due to a $394,507 increase in the personnel costs of the Bank. Salaries and wages were $2,464,305 during the quarter, up $61,699, or 2.57%, from $2,402,606 in 2001, while employee benefits were $654,883, up $339,696, or 107.78%, compared to $315,187 in the second quarter of 2001, principally due to higher profit sharing, retirement and healthcare insurance costs related to the Bank.

     Noninterest expenses other than for personnel increased $126,298, or 6.85%, to $1,971,123 during the quarter from $1,844,825 incurred in the same period of 2001, primarily due to a $99,208 increase in the nonpersonnel costs of the Bank. Occupancy expenses for the quarter were $231,649, up $20,371, or 9.64%, from $211,278 in the same quarter of 2001, while equipment expenses declined slightly compared to the same period of 2001. Second quarter other noninterest expenses were $1,355,717 in 2002, up $109,831, or 8.82%, from $1,245,886 in the same quarter a year ago, primarily due to a $80,452 increase in the other noninterest costs of the Bank principally in the form of higher professional fees and insurance costs. Income tax expense was $1,469,271 for the quarter, up $276,673, or 23.20%, from $1,192,598 for the 2001 second quarter, primarily because of higher taxable earnings that included lower relative levels of income from tax-exempt loans and investments.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the six months ended June 30, 2002, total noninterest income was $5,118,057, up $341,255, or 7.14%, from $4,776,802 earned in the first six months of 2001, primarily because of higher fee income from both banking and mortgage origination activities. Fees on deposit accounts were $2,536,733 during the first six months of 2002, down $60,483, or 2.33%, from $2,597,216 in the same period of 2001. Also for the year-to-date period, other service fees and commissions were $2,114,182, up $306,837, or 16.98%, from $1,807,345 in 2001, primarily because of higher fees from annuity sales and mortgage originations in the first six months of 2002. Included in other service fees was annuity fee income of $261,490 for 2002, up $155,636, or 147.03%, from $105,854 earned in the first six months of 2001 and mortgage origination fee income of $1,560,839 for 2002, up $180,830, or 13.10%, from $1,380,009 earned during the same period of 2001. There were no significant gains or losses on sales of securities in the first six months of 2002 compared to $137,549 in 2001. Other noninterest income was $463,972 during the six months ended June 30, 2002, up $229,280, or 97.69%, from $234,692 in the same period of 2001, primarily due to sales of small business loans, which generated $136,024 in the first six months of 2002 compared to $9,828 in the same period of 2001, and income of $164,792 from the Bank’s investment in bank owned life insurance initiated in August of 2001.

     Total noninterest expenses were $9,910,491 during the first six months of 2002, up $847,257, or 9.35%, from $9,063,234 in the same period of 2001, primarily because of higher personnel costs of the Bank. Personnel costs, the largest of the overhead expenses, were $6,196,657 during the first six months of 2002, up $686,338, or 12.46%, from $5,510,319 in the same period of 2001. Included in the change in personnel costs was an increase of $246,270 in salaries and wages and an increase of $440,068 in employee benefits. Also, $478,739 of the increase in personnel costs were related to banking operations and $207,599 were related to mortgage operations. Salaries and wages were $4,929,779 during the first six months of 2002, up $246,270, or 5.26%, from $4,683,509 in the same period of 2001. The increase in salaries and wages consisted of $49,948 related to banking operations and $196,322 related to mortgage operations. Employee benefits were $1,266,878 for the first half of 2002, up $440,068, or 53.22%, from $826,810 for the same period in 2001, principally due to higher profit sharing, retirement and healthcare insurance costs related to the Bank.

     Noninterest expenses other than for personnel increased to $3,713,834 during the first six months of 2002, or 4.53%, from $3,552,915 incurred in the same period of 2001. Of the $160,919 increase, the Bank experienced an increase of $116,218 in nonpersonnel costs. Year-to-date occupancy expenses were $443,586, up $16,980, or 3.98%, from $426,606 in 2001, and equipment expenses were $745,835, down $21,188, or 2.76%, from $767,023 in the first six months of 2001. Other noninterest expenses were $2,524,413 for the six months ended June 30, 2002, up $165,127, or 7.00%, from $2,359,286 in the same period of 2001. Of the $165,127 increase in other noninterest expenses, $109,469 were related to banking operations, principally in the form of higher professional fees and insurance costs, while $33,205 were related to mortgage operations. Year-to-date income tax expense was $3,273,908 in 2002, up $130,936, or 4.17%, from $3,142,972 in 2001. The year-to-date effective tax rates were 31.16% and 32.67% for 2002 and 2001, respectively.

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

Part II — Other Information

Item 4 — Submission of Matters to a Vote of Security Holders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 22, 2002:

Proposal 1. To consider the election of seven persons named as director/nominees in the Proxy Statement dated March 22, 2002.

John N. Bray	FOR	9,415,662	WITHHELD	112,377
Paul M. Fleetwood, III, CPA	FOR	9,487,036	WITHHELD	41,003
John A. Forlines, Jr.	FOR	9,302,536	WITHHELD	225,503
Barbara F. Freiman	FOR	9,477,580	WITHHELD	50,459
Hugh R. Gaither	FOR	9,386,393	WITHHELD	141,646
Charles M. Snipes	FOR	9,301,636	WITHHELD	226,403
Boyd C. Wilson, Jr., CPA	FOR	9,493,836	WITHHELD	34,203

Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company’s independent Certified Public Accountants for the fiscal year ending December 31, 2002.

FOR	9,517,585	AGAINST	7,333	ABSTAIN	3,121

No other business came before the meeting, or any adjournment or adjournments thereof.

Item 6 — Exhibits and Reports on Form 8-K

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

	11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1, Note 2

	99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

On April 9, 2002, the Company filed a report on Form 8-K regarding its April 8, 2002 news release in which it announced its earnings for the quarter ended March 31, 2002. The full text news release dated April 8, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

On April 9, 2002, the Company filed an additional report on Form 8-K regarding its April 9, 2002 news release in which it announced a 25% stock dividend to be effected in the form of a 5-for-4 stock split payable May 31, 2002 to shareholders of record May 10, 2002. In the release, the Company also announced the declaration of a post-split cash dividend of 11¢ per share payable July 31, 2002 to shareholders of record July 17, 2002. The full text news release dated April 9, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: August 13, 2002	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Senior Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Begins
on Page

Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

*	Incorporated herein by reference.