Form 10-Q
period 2002-09-30
BANK OF GRANITE CORP
filed 2002-11-13
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 29549

FORM 10-Q

(mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)

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

Common stock, $1 par value
13,438,590 shares outstanding as of October 31, 2002

Exhibit Index begins on page 29

Index

		Begins on Page

Part I - Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Income
	Three Months Ended September 30, 2002 and 2001 And Nine Months Ended September 30, 2002 and 2001	4
	Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2002 and 2001 And Nine Months Ended September 30, 2002 and 2001	5
	Consolidated Statements of Changes in Shareholders' Equity
	Nine Months Ended September 30, 2002 and 2001	6
	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2002 and 2001	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		24
Exhibit Index		29

Item 1. Financial Statements

Bank of Granite Corporation
 Consolidated Balance Sheets

	September 30, 2002 (unaudited)	December 31, 2001

Assets:
Cash and cash equivalents:
Cash and due from banks	$33,314,660	$26,272,410
Interest-bearing deposits	—	785,603

Total cash and cash equivalents	33,314,660	27,058,013

Investment securities:
Available for sale, at fair value	64,777,849	72,664,934
Held to maturity, at amortized cost	72,693,998	86,520,225
Loans	542,345,541	510,410,948
Allowance for loan losses	(8,222,790)	(6,426,477)

Net loans	534,122,751	503,984,471

Premises and equipment, net	8,005,471	8,417,070
Accrued interest receivable	5,311,846	5,185,018
Investment in bank owned life insurance	8,912,485	8,202,255
Other assets	4,952,539	3,357,921

Total assets	$732,091,599	$715,389,907

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$102,882,422	$93,335,500
NOW accounts	82,242,459	84,230,541
Money market accounts	62,641,521	40,205,618
Savings accounts	26,829,650	24,115,461
Time deposits of $100,000 or more	123,144,052	124,212,611
Other time deposits	140,016,387	156,682,988

Total deposits	537,756,491	522,782,719
Overnight borrowings	27,712,421	40,576,330
Other borrowings	24,452,977	23,257,111
Accrued interest payable	1,225,439	1,846,493
Other liabilities	13,454,111	2,145,938

Total liabilities	604,601,439	590,608,591

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 14,420,986 shares in 2002 and 11,537,515 shares in 2001 Outstanding - 13,457,199 shares in 2002 and 10,987,085 shares in 2001	14,420,986	11,537,515
Capital surplus	20,694,133	23,577,604
Retained earnings	107,277,276	100,492,853
Accumulated other comprehensive income, net of deferred income taxes	1,445,728	556,648
Less: Cost of common shares in treasury; Held - 963,787 shares in 2002 and 550,430 shares in 2001	(16,347,963)	(11,383,304)

Total shareholders’ equity	127,490,160	124,781,316

Total liabilities and shareholders’ equity	$732,091,599	$715,389,907

See notes to consolidated financial statements.

Bank of Granite Corporation
 Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$9,649,782	$10,448,673	$28,462,354	$33,042,400
Federal funds sold	—	139,957	—	663,622
Interest-bearing deposits	7,986	45,029	19,855	60,586
Investments:
U.S. Treasury	19,781	45,218	77,513	204,235
U.S. Government agencies	730,081	1,020,554	2,558,397	3,351,368
States and political subdivisions	778,117	846,610	2,452,703	2,476,836
Other	116,719	168,244	431,087	511,206

Total interest income	11,302,466	12,714,285	34,001,909	40,310,253

Interest expense:
Time deposits of $100,000 or more	879,293	1,702,982	2,731,593	5,852,936
Other deposits	1,547,782	2,785,789	4,726,563	9,068,185
Overnight borrowings	150,634	122,998	544,092	343,277
Other borrowings	90,209	166,998	266,613	491,742

Total interest expense	2,667,918	4,778,767	8,268,861	15,756,140

Net interest income	8,634,548	7,935,518	25,733,048	24,554,113
Provision for loan losses	896,782	798,497	2,695,066	3,509,075

Net interest income after provision for loan losses	7,737,766	7,137,021	23,037,982	21,045,038

Other income:
Service charges on deposit accounts	1,411,872	1,260,530	3,948,605	3,857,746
Other service charges, fees and commissions	1,230,558	1,025,320	3,344,740	2,832,665
Securities gains	—	3,300	3,170	140,849
Other	282,834	200,515	746,806	435,207

Total other income	2,925,264	2,489,665	8,043,321	7,266,467

Other expenses:
Salaries and wages	2,540,057	2,408,867	7,469,836	7,092,376
Employee benefits	604,374	559,363	1,871,252	1,386,173
Occupancy expense, net	228,604	212,788	672,190	639,394
Equipment expense	325,054	374,475	1,070,889	1,141,498
Other	1,319,704	1,085,498	3,844,117	3,444,784

Total other expenses	5,017,793	4,640,991	14,928,284	13,704,225

Income before income taxes	5,645,237	4,985,695	16,153,019	14,607,280
Income taxes	1,962,653	1,573,880	5,236,561	4,716,852

Net income	$3,682,584	$3,411,815	$10,916,458	$9,890,428

Per share amounts:
Net income — Basic	$0.27	$0.25	$0.80	$0.71
Net income — Diluted	0.27	0.25	0.80	0.71
Cash dividends	0.11	0.10	0.30	0.27
Book value			9.47	8.99

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001
Net income	$3,682,584	$3,411,815	$10,916,458	$9,890,428

Items of other comprehensive income:
Items of other comprehensive income, before tax:

Unrealized gains on securities available for sale	1,139,280	526,692	1,481,870	1,299,256
Less: Reclassification adjustments for securities gains included in net income	—	3,300	3,170	140,849

Items of other comprehensive income, before tax	1,139,280	523,392	1,478,700	1,158,407
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	454,280	208,702	589,620	461,911

Other comprehensive income, net of tax	685,000	314,690	889,080	696,496

Comprehensive income	$4,367,584	$3,726,505	$11,805,538	$10,586,924

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Nine Months
	Ended September 30,

	2002	2001

Common stock, $1 par value
At beginning of period	$11,537,515	$11,517,084
Shares issued under incentive stock option plans	—	20,431
Transferred from capital surplus for shares issued due to stock splits	2,883,471	—

At end of period	14,420,986	11,537,515

Capital surplus
At beginning of period	23,577,604	23,260,188
Shares issued under incentive stock option plans	—	317,416
Transferred to common stock for shares issued due to stock splits	(2,883,471)	—

At end of period	20,694,133	23,577,604

Retained earnings
At beginning of period	100,492,853	91,794,837
Net income	10,916,458	9,890,428
Cash dividends paid	(4,114,507)	(3,782,388)
Cash paid for fractional shares	(17,528)	—

At end of period	107,277,276	97,902,877

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	556,648	358,923
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	889,080	696,496

At end of period	1,445,728	1,055,419

Cost of common shares held in treasury
At beginning of period	(11,383,304)	(7,615,695)
Cost of common shares repurchased	(4,964,659)	(2,126,334)

At end of period	(16,347,963)	(9,742,029)

Total shareholders’ equity	$127,490,160	$124,331,386

Shares issued
At beginning of period	11,537,515	11,517,084
Shares issued under incentive stock option plans	—	20,431
Shares issued due to stock splits	2,883,471	—

At end of period	14,420,986	11,537,515

Shares held in treasury
At beginning of period	(550,430)	(364,135)
Common shares repurchased	(275,749)	(103,492)
Shares issued due to stock splits	(137,608)	—

At end of period	(963,787)	(467,627)

Total shares outstanding	13,457,199	11,069,888

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months
	Ended September 30,

	2002	2001
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Interest received	$33,964,101	$40,820,072
Fees and commissions received	7,759,921	7,125,618
Interest paid	(8,889,915)	(16,170,729)
Cash paid to suppliers and employees	(4,466,200)	2,110,608
Income taxes paid	(5,942,128)	(6,033,500)

Net cash provided by operating activities	22,425,779	27,852,069

Cash flows from investing activities:
Proceeds from maturities and/or calls of securities available for sale	20,322,750	58,876,226
Proceeds from maturities and/or calls of securities held to maturity	13,747,875	9,220,225
Proceeds from sales of securities available for sale	56,599	130,755
Purchase of securities available for sale	(11,021,062)	(57,506,558)
Purchase of securities held to maturity	—	(13,821,336)
Net increase in loans	(32,749,063)	(36,248,078)
Unrealized gains on hedged mortgage loan commitments	(84,283)	—
Unrealized hedging losses on contracts to sell mortgage-backed securities	48,962	—
Investment in bank owned life insurance	(430,000)	—
Capital expenditures	(368,059)	(231,134)
Proceeds from sale of fixed assets	917	125
Proceeds from sale of other real estate	97,197	—

Net cash used in investing activities	(10,378,167)	(39,579,775)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposits	32,708,932	(995,230)
Net increase (decrease) in time deposits	(17,735,160)	16,338,125
Net increase (decrease) in overnight borrowings	(12,863,909)	1,477,612
Net increase in other borrowings	1,195,866	11,950,304
Net proceeds from issuance of common stock	—	337,847
Dividend paid	(4,114,507)	(3,782,388)
Purchases of common stock for treasury	(4,964,659)	(2,126,334)
Cash paid in lieu of issuing fractional shares due to stock splits	(17,528)	—

Net cash provided by (used in) financing activities	(5,790,965)	23,199,936

Net increase in cash equivalents	6,256,647	11,472,230
Cash and cash equivalents at beginning of period	27,058,013	30,627,080

Cash and cash equivalents at end of period	$33,314,660	$42,099,310

See notes to consolidated financial statements.

(continued on next page)

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited) — (concluded)

	Nine Months
	Ended September 30,

	2002	2001
Reconciliation of net income to net cash provided by operating activities:
Net Income	$10,916,458	$9,890,428

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	776,755	851,128
Provision for loan loss	2,695,066	3,509,075
Premium amortization, net	89,020	112,192
Deferred income taxes	(832,224)	(60,824)
Gains on sales or calls of securities available for sale	(3,170)	(137,549)
Gains on calls of securities held to maturity	—	(3,300)
Losses on disposal or sale of equipment	1,986	4,201
Losses on disposal or sale of other real estate	9,293	—
Increase (decrease) in taxes payable	126,657	(1,255,824)
Decrease (increase) in accrued interest receivable	(126,828)	397,627
Decrease in interest payable	(621,054)	(414,589)
Increase in cash surrender value of bank owned life insurance	(280,230)	—
Increase in other assets	(1,458,504)	(8,429,934)
Increase in other liabilities	11,132,554	23,389,438

Net adjustments to reconcile net income to net cash provided by operating activities	11,509,321	17,961,641

Net cash provided by operating activities	$22,425,779	$27,852,069

Supplemental disclosure of non-cash transactions:
Increase in unrealized gains or losses on securities available for sale	$1,478,700	$1,158,407
Decrease in deferred income taxes on unrealized gains or losses on securities available for sale	589,620	461,911
Transfer from surplus to common stock for stock split	2,883,471	—
Transfer from loans to other real estate owned	910,825	170,531

See notes to consolidated financial statements.

Bank of Granite Corporation
Notes to Consolidated Financial Statements
September 30, 2002

1.     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the “Company”) as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine month periods ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split paid May 31, 2002.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission.

2.     Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(in shares)	2002	2001	2002	2001
Weighted average shares outstanding	13,494,158	13,872,594	13,594,635	13,923,029
Potentially dilutive effect of stock options	7,474	2,236	4,758	2,709

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,501,632	13,874,830	13,599,393	13,925,738

3.     In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001
Unfunded commitments	$90,106,125	$81,135,503
Letters of credit	7,535,242	2,957,344

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

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (concluded)
September 30, 2002

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position and results of operations for the quarter ended September 30, 2002.

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

Changes in Financial Condition
September 30, 2002 Compared With December 31, 2001

     Late in the fourth quarter of 2001, the Bank acquired and implemented new loan and deposit pricing software models that estimate returns on allocated capital based on various pricing terms. The new models are intended to assist the Bank’s personnel in making product pricing decisions that are based on the returns on allocated capital. The commercial loan pricing model incorporates not only the effects of loan terms net of estimated expenses, but also considers other loan and deposit relationships of commercial customers. The consumer loan and deposit pricing models work similarly, but do not consider additional relationships. As a part of implementation, the Bank made a financial decision not to aggressively price its time deposit products when less expensive borrowing opportunities were available. As a result, the Bank experienced a growth in loans and a decline in time deposit funding during the first nine months of 2002.

     Total assets increased $16,701,692, or 2.33%, from December 31, 2001 to September 30, 2002. Earning assets increased $9,435,678, or 1.41%, over the same nine month period. Loans, the largest earning asset, increased $31,934,593, or 6.26%, over the same period, comprised primarily of a $29,466,282, or 6.08%, increase in loans of the Bank and a $2,468,311, or 9.46%, increase in mortgage loans of GLL. Investment securities decreased $21,713,312, or 13.64%, as from calls and maturities of debt securities were used to fund the Bank’s loan growth. Cash and cash equivalents increased $6,256,647, or 23.12%, which was primarily due to a $7,042,250, or 26.80%, increase in cash and due from banks. Also during this period, other assets increased $1,594,618, or 47.49%, primarily because of a $874,439 increase in foreclosed properties.

     Funding the asset growth was a combination of deposit growth and earnings retained, partially offset by a decline in overnight borrowings. Deposits increased $14,973,772, or 2.86%, from December 31, 2001 to September 30, 2002. Noninterest-bearing demand deposits increased $9,546,922, or 10.23%, over the same nine month period. NOW account deposits decreased $1,988,082, or 2.36%, from December 31, 2001 to September 30, 2002. Money market deposits increased $22,435,903, or 55.80%, during the same period, primarily due to the Bank’s new premium money market account that carried an attractive introductory rate. Savings deposits increased $2,714,189, or 11.25%, from December 31, 2001 to September 30, 2002. Demand, money market and savings deposits increased $32,708,932, or 13.52%, over the same period, while time deposits decreased $17,735,160, or 6.31%, as customers appeared to choose liquidity over the lower rates available on time deposits.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2001 to September 30, 2002, such overnight borrowings decreased $12,863,909, or 31.70%, reflecting a decrease of $13,360,639, or 48.97%, in overnight borrowings in the form of federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, partially offset by an increase of $496,730, or 3.74%, in overnight borrowings in the form of commercial paper. The decline in the need for overnight borrowings resulted primarily from the growth in the Bank’s new premium money market account discussed above. Other borrowings increased $1,195,866, or 5.14%, reflecting an increase in temporary borrowings by GLL primarily due to higher mortgage origination activity. Other liabilities increased $11,308,173, or 526.96%, from December 31, 2001 to September 30, 2002, primarily because of security purchases of $10,000,000 that were in the process of settlement at the end of the quarter.

     Common stock outstanding increased 2,470,114 shares, or 22.48%, from December 31, 2001 to September 30, 2002, primarily due to shares issued in connection with the 5-for-4 stock split in May 2002, partially offset by shares repurchased under the Company’s stock repurchase plan. On May 31, 2002, the Company issued 2,883,471 shares of its common stock in a 5-for-4 stock split announced in April. Also from December 31, 2001 through September 30, 2002, the Company repurchased 275,749 shares of its common stock at an average price of $18.00. Earnings retained were $6,784,423 for the first nine months of 2002, after paying cash dividends of $4,114,507. Accumulated other comprehensive income, net of deferred income taxes, increased $889,080, or 159.72%, from December 31, 2001 to September 30, 2002, primarily because the value of securities available for sale rose when interest rates on longer term bonds fell during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2002 such unfunded commitments to extend credit were $90,106,125, while commitments in the form of standby letters of credit totaled $7,535,242.

     In late September 2002, GLL changed the method in which it manages its mortgage loans in process. Prior to the change, as GLL committed to or locked in a mortgage rate with a customer, GLL would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in late September, GLL began waiting until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows GLL to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans, however this method also introduces interest rate risk to GLL’s loans in process since rates may fluctuate subsequent to GLL’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against GLL subsequent to the rate commitment, GLL began entering into hedge contracts to “forward sell” mortgage-backed securities coincident to the rate commitment. When the mortgage loan is ultimately sold, GLL then buys the mortgage-backed security, thereby completing the hedge contract. As of September 30, 2002, GLL held approximately $12,615,000 in open mortgage loan commitments with an estimated market value of approximately $12,699,000, an unrealized gain of approximately $84,000. Also as of September 30, 2002, GLL held approximately $12,000,000 in open mortgage-backed security commitments with an estimated market value of approximately $11,951,000, an unrealized loss of approximately $49,000. Because this strategy was implemented late in September 2002, there were no realized gains or losses related to this strategy in the nine months ended September 30, 2002.

     Except for the hedging strategy discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of September 30, 2002 and December 31, 2001 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At September 30, 2002, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $414,612,439, or 77.1%, of the Bank’s total deposits compared to $398,570,108, or 76.2%, of the Bank’s total deposits as of December 31, 2001.

     The other principal methods of funding used by the Bank are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2002, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2002, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $11,175,000 with the Federal Reserve Bank and $30,149,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2002, the Bank had a credit line of $25,953,000 collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. The line is secured by $24,453,000 of mortgage the loans originated by GLL and the Company serves as guarantor under the terms of this line. As of September 30, 2002 and December 31, 2001, this line of credit was $30,000,000 and $25,000,000, respectively.

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

Results of Operations

For the Three Month Period Ended September 30, 2002 Compared With the Same
Period in 2001 and for the Nine Month Period Ended September 30, 2002 Compared
With the Same Period in 2001

     During the three month period ended September 30, 2002, the Company’s net income increased to $3,682,584, or 7.94%, from the $3,411,815 earned in the same period of 2001. The increase primarily resulted from higher net interest margins related to banking operations. For the first nine months of 2002, net income was $10,916,458, up $1,026,030, or 10.37%, from the $9,890,428 earned in the same year-to-date period of 2001. The year-to-date increase primarily resulted from higher net interest margins, lower provisions for loan losses and growth in income from mortgage banking operations.

Net Interest Income for the Quarterly Periods

     During the three month period ended September 30, 2002, the Company’s net interest income increased $699,030, or 8.81%, compared to the three months ended September 30, 2001, primarily due to higher loan demand and an improved net interest margin. The Company’s net interest margin averaged 5.44% during the three month period compared to 5.07% during the same period in 2001. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended September 30, 2002, interest income decreased $1,411,819, or 11.10%, from the same period last year, primarily because of lower rates on loans and investments, and lower volumes of investments, partially offset by higher volumes of loans. Interest and fees on loans decreased $798,891, or 7.65%, due to lower average rates during the quarter, partially offset by higher volumes of loans. Yields on loans averaged 7.22% for the quarter, down from 8.60% for the same quarter last year. The prime lending rate during the three month period averaged 4.75% compared to 6.67% during the same period in 2001. Gross loans averaged $529,895,252 compared to $482,004,617 last year, an increase of $47,890,635, or 9.94%. Average loans of the Bank were $509,100,750 compared to $459,307,945 last year, an increase of $49,792,805, or 10.84%, while average loans of GLL were $20,794,502 compared to $22,696,672 last year, a decrease of $1,902,170, or 8.38%. Interest on securities and overnight investments decreased $612,928, or 27.05%, due to lower average volumes invested during the quarter. Average securities and overnight investments were $130,733,212 compared to $175,155,442 last year, a decrease of $44,422,230, or 25.36%.

     Interest expense decreased $2,110,849, or 44.17%, primarily because of lower rates on interest-bearing deposits and other borrowings. Overall, rates on interest-bearing deposits averaged 2.24% for the quarter, down from 4.03% for the same quarter last year. Total interest-bearing deposits averaged $429,984,225 compared to $442,435,756 last year, a decrease of $12,451,531, or 2.81%. Savings, NOW and money market deposits averaged $162,282,688 compared to $139,066,787 last year, an increase of $23,215,901, or 16.69%, primarily due to the Bank’s new premium money market account that carried an attractive introductory rate. Time deposits averaged $267,701,537 compared to $303,368,969 last year, a decrease of $35,667,432, or 11.76%. The Company attributes the decrease in time deposits to its decision not to price its time deposits as aggressively due to more favorable borrowing rates from alternative sources of funding. Time deposits generally pay a higher rate of interest than most other types of deposits. Overnight borrowings averaged $30,495,983 compared to $14,025,277 last year, an increase of $16,470,706, or 117.44%, primarily reflecting the Bank’s additional overnight borrowings due to interest rates falling to levels that were more favorable than the rates on time deposits in the Bank’s markets. Other borrowings averaged $17,111,225 compared to $20,064,667 last year, a decrease of $2,953,442, or 14.72%, reflecting a decrease in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

Net Interest Income for the Year-to-Date Periods

     As was the case for the third quarter, the Company’s net interest income increased for the year-to-date period. Higher loan volumes and lower rates on time deposits caused the Company’s net interest income to increase $1,178,935, or 4.80%, during the nine month period ended September 30, 2002 compared to the same period in 2001. The Company’s net interest margin averaged 5.47% for the year-to-date period, up from 5.30% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     As was the case for the third quarter, lower interest rates led to lower interest income and expense for the nine month period ended September 30, 2002. During the first nine months of 2002, interest income decreased $6,308,344, or 15.65%, from the same period last year due to lower rates on loans and other interest-earning assets outpacing increases in interest income due to higher volumes of loans. Interest and fees on loans decreased $4,580,046, or 13.86%, primarily due to lower average rates during the year-to-date period. Yields on loans averaged 7.34% for the year-to-date period, down from 9.30% for the same period last year. The prime rate during the nine month period averaged 4.76% compared to 7.71% during the same period in 2001. Gross loans averaged $518,470,314 compared to $475,121,291 last year, an increase of $43,349,023, or 9.12%. Average loans of the Bank were $498,751,722 compared to $453,975,859 last year, an increase of $44,775,863, or 9.86%, while average loans of GLL were $19,718,592 compared to $21,145,432 last year, a decrease of $1,426,840, or 6.75%. Interest on securities and overnight investments decreased $1,728,298, or 23.78%, due to lower average volumes invested and lower rates during the period. Average securities and overnight investments were $143,071,890 compared to $178,482,624 last year, a decrease of $35,410,734, or 19.84%.

     Interest expense decreased $7,487,279, or 47.52%, primarily because of lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 2.34% for the year-to-date period, down from 4.52% for the same period last year. Interest-bearing deposits averaged $426,459,027 compared to $441,439,394 last year, a decrease of $14,980,367, or 3.39%. Time deposits averaged $270,776,271 compared to $305,943,661 last year, a decrease of $35,167,390, or 11.49%, partially offset by increases in demand and savings deposits. As discussed in the previous sections, the Bank decided to pursue lower cost wholesale overnight funding rather than funding loan growth with higher cost time deposits. Overnight borrowings averaged $37,686,181 compared to $11,515,891 last year, an increase of $26,170,290, or 227.25%, reflecting an increase of $23,115,357 in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $3,054,933 in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank Other borrowings averaged $16,357,373 compared to $18,674,199 last year, a decrease of $2,316,826, or 12.41%, reflecting a decrease in temporary borrowings of GLL primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and nine month periods ended September 30, 2002, management determined a charge to operations of $896,782 and $2,695,066, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. At September 30, 2002, the loan loss reserve was 1.54% of net loans outstanding compared to 1.28% as of December 31, 2001. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Allowance for loan losses, beginning of period	$7,680,704	$8,452,032	$6,426,477	$6,351,756

Net charge-offs:
Loans charged off:
Real estate	194,806	1,009,979	305,753	1,072,108
Commercial, financial and agricultural	63,541	1,510,848	515,666	1,689,133
Credit cards and related plans	7,403	5,847	22,709	16,833
Installment loans to individuals	40,415	75,580	139,032	405,827
Demand deposit overdraft program	113,718	108,544	263,551	323,911

Total charge-offs	419,883	2,710,798	1,246,711	3,507,812

Recoveries of loans previously charged off:
Real estate	500	20,008	76,408	46,335
Commercial, financial and agricultural	15,923	17,876	109,475	34,393
Credit cards and related plans	515	976	1,736	3,518
Installment loans to individuals	11,120	2,555	33,915	30,847
Demand deposit overdraft program	37,129	49,042	126,424	162,076

Total recoveries	65,187	90,457	347,958	277,169

Total net charge-offs	354,696	2,620,341	898,753	3,230,643

Loss provisions charged to operations	896,782	798,497	2,695,066	3,509,075

Allowance for loan losses, end of period	$8,222,790	$6,630,188	$8,222,790	$6,630,188

Ratio of annualized net charge-offs during the period to average loans during the period	0.27%	2.16%	0.23%	0.91%
Allowance coverage of annualized net charge-offs	584.33%	63.78%	684.30%	153.50%
Allowance as a percentage of gross loans			1.52%	1.37%
Allowance as a percentage of net loans			1.54%	1.39%

     Nonperforming assets at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

Nonperforming assets:
Nonaccrual loans	$2,991,901	$2,943,863
Loans past due 90 days or more and still accruing interest	1,558,056	1,769,341

Total nonperforming loans	4,549,957	4,713,204
Foreclosed properties	1,197,421	322,982

Total nonperforming assets	$5,747,378	$5,036,186

Nonperforming loans to total loans	0.84%	0.92%
Allowance coverage of nonperforming loans	180.72%	140.67%
Nonperforming assets to total assets	0.79%	0.70%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the quarter-to-date and year-to-date periods would not have been materially different from the amounts reported.

     The Company’s investment in impaired loans at September 30, 2002 and December 31, 2001 was as follows:

	September 30,	December 31,
	2002	2001

Investment in impaired loans:
Impaired loans still accruing interest	$3,656,423	$1,274,391
Accrued interest on accruing impaired loans	56,672	37,719
Impaired loans not accruing interest	2,991,901	2,943,863
Accrued interest on nonaccruing impaired loans	113,837	130,517

Total investment in impaired loans	$6,818,833	$4,386,490

Loan loss allowance related to impaired loans	$1,955,374	$1,371,524

     When comparing September 30, 2002 with September 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,818,832 ($3,105,737 of which was on a non-accrual basis) and $4,944,196 ($3,801,287 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2002 and 2001 was not significantly different from the balance at September 30, 2002 and 2001, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,955,374 and $1,553,380 at September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company recognized interest income on those impaired loans of approximately $170,509 and $212,684, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended September 30, 2002, total noninterest income was $2,925,264, up $435,599, or 17.50%, from $2,489,665 earned in the same period of 2001, primarily because of higher fees on deposit accounts and higher fees from mortgage originations. Fees on deposit accounts were $1,411,872 during the third quarter, up $151,342, or 12.01%, from $1,260,530 earned in the third quarter of 2001 primarily due to an increase in the Bank’s fees associated with demand deposit overdrafts. Other service fees and commissions were $1,230,558 for the third quarter of 2002, up $205,238, or 20.02%, from $1,025,320 earned in the same period of 2001. Included in other service fees was mortgage origination fee income of $963,729 for 2002, up $157,585, or 19.55%, from $806,144 earned in the same period of 2001. Also included in other service fees was fee income from sales of annuities of $124,850 for 2002, up $30,326, or 32.08%, from $94,524 earned in the same period of 2001. There were no significant gains or losses on sales of securities in the third quarter of 2002 or 2001. Other noninterest income was $282,834 for the third quarter of 2002, up $82,319, or 41.05%, from $200,515 earned in the third quarter of 2001, primarily due to higher sales of small business loans which generated gains of $61,065 in the third quarter of 2002 compared to no gains in the same quarter of 2001. Fees from nontraditional banking services such as annuities, life insurance, and sales of mortgages and small business loans produced $1,153,613 during the third quarter of 2002, up 27.42% from the third quarter of 2001.

     Third quarter 2002 noninterest expenses, or overhead, totaled $5,017,793, up $376,802, or 8.12%, from $4,640,991 in the same quarter of 2001, primarily because of higher personnel costs. Personnel costs, the largest category of overhead expenses, were $3,144,431 during the quarter, up $176,201, or 5.94%, from $2,968,230 in 2001. Of the $176,201 increase in personnel costs, $131,390 were related to banking operations, while $44,811 were related to mortgage operations. Salaries and wages were $2,540,057 during the quarter, up $131,190, or 5.45%, from $2,408,867 in 2001, while employee benefits were $604,374, up $45,011, or 8.05%, compared to $559,363 in the third quarter of 2001. Bank salaries rose $89,117 or 5.57%, while mortgage-related salaries rose $42,073 or 5.20%.

     Noninterest expenses other than for personnel increased $200,601, or 11.99%, to $1,873,362 during the quarter from $1,672,761 incurred in the same period of 2001, primarily due to a $128,435 increase in the nonpersonnel costs of the Bank and a $60,452 increase in the nonpersonnel costs of GLL. Occupancy expenses for the quarter were $228,604, up $15,816, or 7.43%, from $212,788 in the same period of 2001. Equipment expenses were $325,054 during the third quarter, down $49,421, or 13.20%, from $374,475 in the same period of 2001, primarily because of lower depreciation due to fully depreciated equipment. Third quarter other noninterest expenses were $1,319,704 in 2002, up $234,206, or 21.58%, from $1,085,498 in the same quarter a year ago. Of the $234,206 increase, the Bank’s other noninterest costs increased $165,517, while GLL’s other noninterest costs increased $56,975. The Bank’s increase was primarily in the categories of marketing, postage and telephone expenses. Income tax expense was $1,962,653 for the quarter, up $388,773, or 24.70%, from $1,573,880 for the 2001 third quarter. The effective tax rates were 34.77% and 31.57% for the third quarters of 2002 and 2001, respectively, with the increase primarily because of lower relative levels of income from tax-exempt loans and investments in 2002.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the nine months ended September 30, 2002, total noninterest income was $8,043,321, up $776,854, or 10.69%, from $7,266,467 earned in the first nine months of 2001, primarily because of higher fees from mortgage originations, as well as increases in cash surrender values of life insurance policies owned by the Bank, gains realized from the sale of small business loans and higher fees from annuity sales. Fees on deposit accounts were $3,948,605 during the first nine months of 2002, up $90,859, or 2.36%, from $3,857,746 in the same period of 2001, primarily due to an increase in the Bank’s fees associated with demand deposit overdrafts. Also for the year-to-date period, other service fees and commissions were $3,344,740, up $512,075, or 18.08%, from $2,832,665 in 2001, primarily because of higher fees from mortgage originations and annuity sales in the first nine months of 2002. Included in other service fees was mortgage origination fee income of $2,524,568 for 2002, up $338,415, or 15.48%, from $2,186,153 earned in the same period of 2001, and fee income from sales of annuities of $386,340 for 2002, up $185,962, or 92.81%, from $200,378 when comparing the same periods. Continued low interest rates during 2002 led to the increased mortgage origination and annuity sales activity. Year-to-date gains on sales of securities were $3,170, down $137,679, or 97.75%, from $140,849 earned in the same period of 2001, although most of the previous year gains were reported in the first quarter of 2001. Other noninterest income was $746,806 during the nine months ended September 30, 2002, up $311,599, or 71.60%, from $435,207 in the same period of 2001, primarily due to higher sales of small business loans, which increased $187,261 in the first nine months of 2002 compared to the same period of 2001, and cash surrender values of life insurance policies owned by the Bank, which increased $193,128 during the same nine month period. Fees from all nontraditional banking services such as annuities, life insurance, and sales of mortgage and small business loans totaled $3,114,903 during the first nine months of 2002, up 29.07% from 2001.

     Total noninterest expenses were $14,928,284 during the first nine months of 2002, up $1,224,059, or 8.93%, from $13,704,225 in the same period of 2001. Personnel costs, the largest category of overhead expenses, were $9,341,088 during the first nine months of 2002, up $862,539, or 10.17%, from $8,478,549 in the same period of 2001. Included in the change in personnel costs was an increase of $377,460 in salaries and wages and an increase of $485,079 in employee benefits. Also, $610,129 of the increase in personnel costs was related to banking operations and $252,410 were related to mortgage operations. Salaries and wages were $7,469,836 during the first nine months of 2002, up $377,460, or 5.32%, from $7,092,376 in the same period of 2001. The increase in salaries and wages consisted of $139,065 related to banking operations and $238,395 related to mortgage operations. Employee benefits were $1,871,252, up $485,079, or 34.99%, from $1,386,173 in the year earlier period, principally due to higher profit sharing, retirement and healthcare insurance costs related to the Bank.

     Noninterest expenses other than for personnel increased 6.92% to $5,587,196 during the first nine months of 2002 from the $5,225,676 incurred in the same period of 2001. Of the $361,520 increase, the Bank’s nonpersonnel costs increased $244,653, while GLL’s nonpersonnel costs increased $82,700. Year-to-date occupancy expenses were $672,190, up $32,796, or 5.13%, from $639,394 in 2001, and equipment expenses were $1,070,889, down $70,609, or 6.19%, from $1,141,498 in the same year-to-date period of 2001, due to equipment becoming fully depreciated. Other noninterest expenses were $3,844,117 for the nine months ended September 30, 2002, up $399,333, or 11.59%, from $3,444,784 in the same period of 2001. Of the $399,333 increase in other noninterest expenses, $274,986 were related to banking operations principally in the form of higher costs of insurance, marketing and professional services, while $90,180 were related to mortgage operations. Year-to-date income tax expense was $5,236,561 in 2002, up $519,709, or 11.02%, from $4,716,852 in 2001. The year-to-date effective tax rates were 32.42% and 32.29% for 2002 and 2001, respectively.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”

Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this report, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Part II — Other Information

Item 6 — Exhibits and Reports on Form 8-K

Exhibits, Financial Statement Schedules and Reports on Forms 8-K included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.

(a)	1.		Financial Statements

The information required by this item is set forth under Item 1 of Part I

	2.		Financial Statement Schedules

None

	3.		Exhibits

		(a)	Certificate of Incorporation

Bank of Granite Corporation’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, is incorporated herein by reference.

		(b)	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit D of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 33-11876) on February 23, 1987, is incorporated herein by reference

	11.		Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

	99.1		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)			Reports on Form 8-K

On July 8, 2002, the Company filed a report on Form 8-K regarding its July 8, 2002 news release in which it announced its earnings for the quarter ended June 30, 2002. The full text news release dated July 8, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

On July 11, 2002, the Company filed a report on Form 8-K regarding its July 11, 2002 news release in which it announced an additional $10 million share repurchase plan. The full text news release dated July 11, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: November 12, 2002	/s/ Kirby A. Tyndall
Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Certifications

CHIEF EXECUTIVE OFFICER CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Forlines, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bank of Granite Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ John A. Forlines, Jr. John A. Forlines, Jr. Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kirby A. Tyndall, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bank of Granite Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Kirby A. Tyndall Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

* Incorporated herein by reference.