Form 10-K
period 2002-12-31
BANK OF GRANITE CORP
filed 2003-03-18
CIK 810689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1550545 (I.R.S. Employer Identification No.)

P.O. Box 128, Granite Falls, N.C. (Address of principal executive offices)	28630 (Zip Code)

Registrant’s telephone number, including area code	(828) 496-2000

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).     Yes [X]      No [  ]

     As of March 10, 2003, 13,265,957 shares of common stock, $1 par value, were outstanding. As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates was $245,665,967.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement dated March 21, 2003 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Shareholders.

Exhibit Index begins on page 63

FORM 10-K CROSS-REFERENCE INDEX

			2003
		2002	Proxy
		Form 10-K	Statement
		Page	Page

PART I
Item 1 -	Business	3	n/a
Item 2 -	Properties	6	n/a
Item 3 -	Legal Proceedings	8	n/a
Item 4 -	Submission of Matters to a Vote of Security Holders	8	n/a
PART II
Item 5 -	Market for the Registrant’s Common Equity and Related Shareholder Matters	8	n/a
Item 6 -	Selected Financial Data	9	n/a
Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk	11	n/a
Item 7A -	Quantitative and Qualitative Disclosures about Market Risk	26
Item 8 -	Financial Statements and Supplementary Data	27	n/a
Item 9 -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56	n/1
PART III
Item 10 -	Directors and Executive Officers of the Registrant	57	4-6
Item 11 -	Executive Compensation	57	7-13
Item 12 -	Security Ownership of Certain Beneficial Owners and Management	57	2,6 and 11
Item 13 -	Certain Relationships and Related Transactions	57	15
Item 14 -	Controls and Procedures	57	n/a
Item 15 -	Exhibits, Financial Statement Schedules and Reports on Forms 8-K *	57	n/a
Signatures		60	n/a

*  Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the “Company”) is a Delaware Corporation organized June 1, 1987 as a bank holding company. The Company currently engages in no operations other than ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906 and GLL & Associates, Inc. (“GLL”), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. GLL was acquired by the Company on November 5, 1997. The Company conducts its banking business from 13 offices located in Caldwell, Catawba, and Burke counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), the Bank ranked 16th in assets and 14th in deposits among North Carolina commercial banks as of September 30, 2002. The Company conducts its mortgage banking business from 7 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina.

GENERAL BUSINESS

The Bank’s principal activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships and corporations. Bank of Granite is an independent community bank. The majority of its customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.

GLL’s principal activities include the origination and underwriting of mortgage loans to individuals. GLL also sells mortgage servicing rights and appraisal services. GLL specializes in government guaranteed mortgage products. The majority of its customers are individuals. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of GLL. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, GLL experiences an increase in its mortgage business. When rates rise, GLL’s business declines.

TERRITORY SERVED AND COMPETITION

The Bank operates banking offices in Granite Falls and the Baton section of Granite Falls; Lenoir and the Hibriten and Whitnel sections of Lenoir; Hudson; Newton; Morganton; Hickory and the Springs Road, Viewmont, Long View and Mountain View sections of Hickory; for a total of 13 offices. The Bank has entered into an agreement to sell its banking office in Vale, North Carolina.

The FDIC collects deposit data from insured depository institutions as of June 30 of each year.

According to June 30, 2002 data provided by the FDIC, there were 15 other commercial banks and 2 savings institutions in the Bank’s Metropolitan Statistical Area (“MSA”). As of June 30, 2002, the Bank had $531.7 million, or 13.9%, of total MSA deposits of $3.8 billion, compared with $543.9 million, or 14.9%, of total MSA deposits of $3.6 billion as of June 30, 2001.

There were 7 other commercial banks in the Bank’s Caldwell County market. As of June 30, 2002, the Bank had $243.7 million, or 33.9%, of total county deposits of $719.9 million, compared with $244.1 million, or 34.4%, of total county deposits of $709.9 million as of June 30, 2001.

According to the FDIC data, in the Bank’s Catawba County market, there were 10 other commercial banks as of June 30, 2002. The Bank had $256.9 million, or 12%, of total county deposits of $2.1 billion, compared with $267 million, or 13.4%, of total county deposits of $2 billion as of June 30, 2001.

In the Bank’s Burke County market, there were 7 other commercial banks and 1 savings institution as of June 30, 2002 according to the FDIC. The Bank had $31.2 million, or 4.8%, of total county deposits of of $650 million, compared with $32.8 million, or 5.2%, of $634.1 million in total Burke County deposits as of June 30, 2001.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators. GLL conducts its mortgage banking business from 7 offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton and Salisbury.

EMPLOYEES

As of December 31, 2002, the Bank had 191 and GLL had 40 full-time equivalent employees. Each of the Bank and GLL considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION

The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

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

While the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2002, the Bank had undivided profits of approximately $105.5 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2002, this ratio was 16.88% for the Bank, leaving approximately $75.2 million of the Bank’s undivided profits available for the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8 percent of risk-adjusted assets. At December 31, 2002, the Company’s tier 1 ratio and total capital ratio to risk-adjusted assets was 21.1% and 22.4% respectively. The Company’s leverage ratio at December 31, 2002 was 17.5%. The Company is in compliance with all regulatory capital requirements.

The Bank is subject to supervision and regulation, of which regular bank examinations are a part, by the FDIC and the North Carolina State Banking Commission (the “Banking Commission”). The Bank is a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to “insiders” of banks; (iii) require banks to keep information on loans to major shareholders and executive officers, and (iv) bar certain director and officer interlocks between financial institutions. The prohibitions against preferential loans and certain director and officer interlocks may inhibit the ability of the Bank and the Company to obtain experienced and capable officers and directors, to replace presently proposed officers and directors, or to add to their number.

The Company is an “affiliate” of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company and on investments by the Bank in the stock or securities of the Company, which serve as security for loans by the Bank to any borrower. The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

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

EFFECTS OF GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONTROLS

The Company is directly affected by governmental monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the FRB, whose actions directly affect the money supply and, in general, affect banks’ lending abilities by increasing or decreasing the cost and availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in the United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks have eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates have increased banks’ costs of funds and made them more sensitive to fluctuations in money market rates.

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

AVAILABLE INFORMATION

Additional information about the Company and its business is available at the Company’s website, at www.bankofgranite.com. The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports files or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available on the Company’s website under the heading “Investor Relations - SEC Filings.”

ITEM 2 - PROPERTIES

The Bank owns all of its facilities, except for the leased grocery store offices in Baton and Vale, which are listed in the table below. The Bank’s management considers its facilities well maintained and sufficiently suitable for present operations.

		Approximate

		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased

Conover, North Carolina	(anticipated to open in May 2003)
1109 Conover Blvd, East	Banking office	4,421	1.4	owned

Granite Falls, North Carolina
23 North Main Street	Home office	8,735	1.2	owned
	Storage building	735	0.5	owned
56 North Main Street	Operations center	11,769	1.1	owned
	Print shop	375	0.2	owned
2630 Connelly	Banking office in Ingle's	430	none	leased
Springs Road (Baton)	Supermarket

Hickory, North Carolina
25 3rd Street NW	Banking office	9,515	0.5	owned
315 1st Avenue NW	Loan and support offices	15,092	0.5	owned
(Bank of Granite Plaza)
2220 12th Avenue NE	Banking office	3,612	1.6	owned
(Springs Road)
281 14th Avenue NE	Banking office	4,200	2.0	owned
(Viewmont)
2637 1st Avenue SW	Banking office	2,440	1.1	owned
(Lng View)
2900 Highway 127 South	Banking office	2,480	1.8	owned
(Mountain View)

Hudson, North Carolina
537 Main Street	Banking office	4,235	4.1	owned

		Approximate

		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased

Lenoir, North Carolina
707 College Avenue SW 1351 Norwood Street SW (Whitnel)	Banking office Banking office	7,400 2,530	1.2 1.0	owned owned
701 Wilkesboro Boulevard NE (Hibriten)	Banking office	2,480	2.1	owned

Morganton, North Carolina
201 East Meeting Street	Banking office	5,400	0.8	owned

Newton, North Carolina
311 North Main Avenue	Banking office	3,612	0.9	owned

Vale, North Carolina*
9580 Highway 10 West	Banking office in Honey’s Supermarket	400	none	leased

*   The Bank has entered into an agreement to sell its banking office in Vale, North Carolina.

GLL leases all of its facilities which are listed below. GLL’s management considers its facilities well maintained and sufficiently suitable for present operations.

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

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock, $1 par value, trades on The NASDAQ National Market® tier of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and most major daily newspapers in the NASDAQ section under the National Market System listings.

During 2002, the investment firms making a market in the Company’s common stock with the highest volumes of Company shares traded were Wachovia Securities, Inc., Spear, Leeds & Kellogg, Knight Securities, LP, First Union Securities, Inc. and Herzog, Heine, Geduld, LLC.

As of December 31, 2002, there were 13,333,674 shares outstanding, owned by approximately 2,400 shareholders of record and an estimated 3,100 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2002.

Quarterly Common Stock Market Price Ranges and Dividends

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High*	$18.88	$21.59	$20.00	$19.14
Low*	15.56	16.80	17.00	17.08
Close*	18.40	19.69	18.00	17.50
Dividend*	0.10	0.10	0.11	0.11

2001	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High*	$18.45	$18.49	$19.12	$18.40
Low*	15.30	15.09	15.47	15.38
Close*	16.95	18.40	17.77	15.82
Dividend*	0.09	0.09	0.10	0.10

•     Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

The following table sets forth information as of December 31, 2002 regarding shares of the Company’s common stock that may be issued upon exercise of options previously granted and currently outstanding options under the Company’s stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plan
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans -
Approved by security holders	189,017	$19.11	215,498
Not approved by security holders	none	none	none

Total	189,017	$19.11	215,498

ITEM 6 — SELECTED FINANCIAL DATA

Bank of Granite Corporation and Subsidiaries

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Interest income	$45,710,526	$52,284,219	$55,269,464	$48,005,534	$47,577,090
Interest expense	10,802,422	19,443,569	19,172,024	15,752,467	16,075,876

Net interest income	34,908,104	32,840,650	36,097,440	32,253,067	31,501,214
Provision for loan losses	3,492,382	4,216,772	3,893,585	1,862,585	4,321,740

Net interest income after provision for loan losses	31,415,722	28,623,878	32,203,855	30,390,482	27,179,474
Other income	11,397,705	10,140,060	8,033,680	8,209,542	8,663,553
Other expense	20,316,234	18,342,279	16,778,415	16,536,075	15,835,803

Income before income taxes	22,497,193	20,421,659	23,459,120	22,063,949	20,007,224
Income taxes	7,394,893	6,613,104	7,884,537	7,327,157	6,558,789

Net income	$15,102,300	$13,808,555	$15,574,583	$14,736,792	$13,448,435

Per share
Net income
Basic*	$1.11	$0.99	$1.10	$1.02	$0.94
Diluted*	1.11	0.99	1.10	1.02	0.93
Cash dividends*	0.41	0.37	0.34	0.30	0.27
Book value*	9.56	9.09	8.56	7.93	7.36
Share price
High*	21.59	19.12	19.60	25.90	37.60
Low*	15.56	15.09	12.90	14.80	19.20
Close*	17.50	15.82	18.60	17.20	22.10

Average shares outstanding
Basic*	13,547,299	13,897,764	14,161,633	14,386,194	14,367,100
Diluted*	13,552,569	13,900,127	14,174,268	14,413,128	14,427,003

Performance ratios
Return on average assets	2.13%	2.00%	2.45%	2.46%	2.39%
Return on average equity	11.98%	11.29%	13.41%	13.42%	13.35%
Average equity to average assets	17.80%	17.70%	18.31%	18.35%	17.90%
Dividend payout	37.05%	37.01%	30.54%	29.60%	28.81%
Efficiency ratio	42.29%	40.96%	36.52%	39.04%	37.70%

Balances at year end
Assets	$742,014,674	$715,389,907	$661,622,812	$610,726,599	$606,175,042
Investment securities	124,924,296	159,185,159	167,505,220	155,345,479	149,008,531
Loans (gross)	565,374,099	510,410,948	450,398,252	390,189,234	385,590,204
Allowance for loan losses	8,834,611	6,426,477	6,351,756	4,746,692	4,619,586
Liabilities	614,571,832	590,608,591	542,307,475	497,275,490	500,733,071
Deposits	547,249,315	522,782,719	517,281,500	471,659,198	458,697,169
Shareholders’ equity	127,442,842	124,781,316	119,315,337	113,451,109	105,441,971

Asset quality ratios
Net charge-offs to average loans	0.21%	0.86%	0.54%	0.46%	1.31%
Nonperforming assets to total assets	0.76%	0.70%	0.55%	0.35%	0.64%
Allowance coverage of nonperforming loans	199.98%	136.35%	182.26%	230.38%	128.53%

* Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

ITEMS 7 AND 7A - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In 1987, Bank of Granite Corporation (the “Company”) was formed under a plan whereby all previously issued shares of Bank of Granite (the “Bank”) stock were exchanged for shares of the Company’s stock. The Bank then became a wholly-owned subsidiary of the Company. In 1997, the Company acquired GLL & Associates, Inc. (“GLL”), a mortgage bank, through a merger, which was accounted for as a pooling of interests. All information presented is consolidated data unless otherwise specified.

In addition, amounts per share have been adjusted to reflect the 5-for-4 stock split paid May 31, 2002.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company’s accounting policies relating to the allowance for loan losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Loans,” “Provisions and Allowance for Loan Losses” and “Investment Securities.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” for additional information regarding all of the Company’s critical and significant accounting policies.

LOANS - Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the level yield method based on the daily outstanding balance.

Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.

INVESTMENT SECURITIES - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. The fair values of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities.

PENDING ACQUISITION

On December 18, 2002, the Company announced a definitive agreement to acquire First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. As of December 31, 2002, First Commerce had total assets of $172,172,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the merger agreement, as amended on January 22, 2003, the Company will issue 529,301 shares and $9,562,611 cash to First Commerce shareholders. For each share owned, First Commerce shareholders may select either (i) $18.73 cash; (ii) a combination of cash and stock; or (iii) 100% stock, subject to the pro rata allocations described in the agreement. The transaction, which will be accounted for as a purchase, is expected to close in the second quarter of 2003, subject to approval by the First Commerce shareholders and bank regulators.

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2002 compared to the year ended December 31, 2001, the year ended December 31, 2001 compared to the year ended December 31, 2000, and the year ended December 31, 2000 compared to the year ended December 31, 1999.

2002 COMPARED TO 2001

In 2002, the Company earned $15,102,300, or $1.11 per share, compared to $13,808,555, or $0.99 per share, in 2001. The earnings provided returns on average assets of 2.13% in 2002 compared to 2.00% in 2001 and returns on average equity of 11.98% in 2002 compared to 11.29% in 2001. The earnings increase was primarily attributable to higher net interest income, lower loan loss provisions and increased income from mortgage originations, partially offset by increases in operating costs.

Net interest income, the Company’s largest source of revenues, increased 6.3% to $34,908,104 in 2002 from $32,840,650 in 2001. Interest income was $45,710,526 in 2002, down 12.6% from $52,284,219 in 2001, primarily due to lower interest rates from the previous year. The average yield on interest-earning assets was 7.12% in 2002 compared with 8.27% in 2001. Average interest-earning assets grew by $12,288,466, or 1.9%, primarily because average loans, the highest yielding asset category, grew by $47,027,071, or 9.8%. Interest expense decreased 44.4% to $10,802,422 in 2002 compared to $19,443,569 in 2001. The average cost of funds was 2.23% in 2001 compared with 4.11% in 2001. Lower rates on time deposits resulted in the significantly lower interest expense. Average balances in transaction accounts, such as noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts, increased $30,090,980, or 13.3%, to $256,945,371 in 2002 from $226,854,391 in 2001. Average balances in time deposits decreased $35,338,224, or 11.7%, to $266,835,606 in 2002 from $302,173,830 in 2001. Average overnight borrowings, principally commercial account balances which are swept into the Company’s commercial paper overnight, grew by $19,238,103, or 135.6%, to $33,426,013 in 2002 from $14,187,910 in 2001. Average other borrowings, which are principally used to fund mortgage banking activities, increased $1,276,667, or 6.6%, to $20,554,913 in 2002 from $16,278,246 in 2001. Such other borrowings had maturities of less than one year.

Primarily because of a recessionary economy, which was particularly severe in the Company’s local banking markets, the Company provided $3,492,382 for possible loan losses in 2002 compared with $4,216,772 in 2001. Although the 2002 provision was lower than the 2001 provision, it increased the Company’s allowance or reserve for loan losses to 1.59% of net loans outstanding at December 31, 2002 compared to 1.28% at December 31, 2001. Charge-offs, net of recoveries totaled $1,084,248 for 2002 compared with $4,142,051 for 2001. Nonperforming loans totaled $4,417,845 at the end of 2002 compared with $4,713,204 at the end of 2001.

Other income was $11,397,705 in 2002, an increase of $1,257,645, or 12.4%, from such revenues of $10,140,060 in 2001. Continued low interest rates resulted in increases in fees from both mortgage originations and annuity sales. Fee income from mortgage originations increased $827,202, or 26.5%, to $3,949,354 in 2002 from $3,122,152 in 2001. Also contributing to the increase in fee income was an increase of $214,140 in deposit fees. Mortgage origination activities have a tendency to increase during periods of sustained low interest rates, as was the case during 2002.

Other expenses, or overhead, increased $1,973,955, or 10.8%, to $20,316,234 in 2002 from $18,342,279 in 2001, primarily due to increased costs associated with higher mortgage origination activity. Personnel expenses, the largest component of overhead, increased to $12,900,749 in 2002 from $11,408,477 in 2001, primarily due to increases in expenses related to profit sharing, healthcare and increased mortgage origination activity.

2001 COMPARED TO 2000

In 2001, the Company earned $13,808,555, or $0.99 per share, compared to $15,574,583, or $1.10 per share, in 2000. The earnings provided returns on average assets of 2.00% in 2001 compared to 2.45% in 2000 and returns on average equity of 11.29% in 2001 compared to 13.41% in 2000. The earnings decrease was primarily attributable to lower net interest income, which resulted from 11 successive short-term interest rate reductions by the Federal Reserve Bank.

Net interest income, the Company’s largest source of revenues, decreased 9% to $32,840,650 in 2001 from $36,097,440 in 2000. Interest income was $52,284,219 in 2001, down 5.4% from $55,269,464 in 2000, primarily due to 11 successive reductions in short-term interest rates. The average yield on interest-earning assets was 8.27% in 2001 compared with 9.51% in 2000. Average interest-earning assets grew by $54,275,383, or 9%, primarily because average loans, the highest yielding asset category, grew by $58,478,916, or 13.9%. Interest expense increased 1.4% to $19,443,569 in 2001 compared to $19,172,024 in 2000. The average cost of funds was 4.11% in 2001 compared with 4.57% in 2000. Higher volumes in time deposits resulted in the slightly higher interest expense. Average balances in transaction accounts, such as noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts, decreased $1,594,954, or 0.7%, to $226,854,391 in 2001 from $228,449,345 in 2000. Average balances in time deposits grew $38,650,985, or 14.7%, to $302,173,830 in 2001 from $263,522,845 in 2000. Average overnight borrowings, principally commercial account balances which are swept into the Company’s commercial paper overnight, grew by $1,658,656, or 13.2%, to $14,187,910 in 2001 from $12,529,254 in 2000. Average other borrowings, which are used to fund mortgage banking activities, increased $10,255,661, or 113.7%, due to significantly higher mortgage originations resulting from lower mortgage interest rates.

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

2000 COMPARED TO 1999

In 2000, the Company earned $15,574,583, or $1.10 per share, compared to $14,736,792, or $1.02 per share, in 1999. The earnings provided returns on average assets of 2.45% in 2000 compared to 2.46% in 1999 and returns on average equity of 13.41% in 2000 compared to 13.42% in 1999. The earnings increase was primarily attributable to higher net interest income, which resulted from loan growth that out-paced the growth in both deposits and the costs of deposits.

Net interest income, the Company’s largest source of revenues, increased 11.9% to $36,097,440 in 2000 from $32,253,067 in 1999. Interest income was $55,269,464 in 2000, up 15.1% from $48,005,534 in 1999, primarily due to increases in loan volumes and further boosted by higher loan interest rates. Average interest-earning assets grew by $38,182,783, or 6.8%, primarily because average loans, the highest yielding asset category, grew by $40,559,606, or 10.7%. Interest expense increased 21.7% to $19,172,024 in 2000 compared to $15,752,467 in 1999. Higher interest rates and volumes in time deposits resulted in the higher interest expense. Average balances in transaction accounts, such as noninterest-bearing demand accounts and interest-bearing savings, NOW and money market accounts, grew $10,305,910, or 4.7%, to $228,449,345 in 2000 from $218,143,435 in 1999. Average balances in time deposits grew $23,311,462, or 9.7%, to $263,522,845 in 2000 from $240,211,383 in 1999. Average overnight borrowings, principally commercial account balances which are swept into the Company’s commercial paper overnight, grew by $1,238,677, or 11%, to $12,529,254 in 2000 from $11,290,577 in 1999. Average other borrowings, which are used to fund mortgage banking activities, decreased $5,979,688, or 39.9%, due to fewer mortgage originations resulting from higher mortgage interest rates.

Because of both the growth in loans and higher levels of charge-offs and nonperforming loans, the Company provided $3,893,585 for possible loan losses in 2000 compared with $1,862,585 in 1999.

Other income was $8,033,680 in 2000, a decrease of $175,862, or 2.1%, from such revenues of $8,209,542 in 1999. In April of 2000, the Bank introduced a new demand deposit overdraft program designed for retail customers. The new program increased the Bank’s fee income from overdrafts by $1,222,897. This increase in deposit fees was offset by declines in fees from mortgage originations and sales of the guaranteed portions of small business administration (“SBA”) loans. Higher mortgage interest rates resulted in a decrease of $1,029,791, or 33.3%, in fees from mortgage originations to $2,061,029 in 2000 from $3,090,820 in 1999. In addition, management decided to retain the guaranteed portions of SBA loans, which lowered fee income from such activity by $312,502, but contributed to the increase in interest income from loans. Both mortgage and SBA lending activities often decline during periods of rising rates.

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

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company’s earnings. It is management’s on-going policy to optimize net interest income. Net interest income totaled $34,908,104, $32,840,650, and $36,097,440 for 2002, 2001 and 2000 respectively, representing an increase of 6.3% for 2002 over 2001, a decrease of 9% for 2001 from 2000, and an increase of 11.9% for 2000 over 1999. Interest rate spreads have been at least 4.00% over the last three years, and the Company continues efforts to maximize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2002			2001

		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$526,759	7.34%	$38,674	$479,732	8.95%	$42,931
Taxable securities	68,746	5.54%	3,811	86,309	6.18%	5,334
Nontaxable securities (2)	70,271	7.04%	4,946	72,964	7.06%	5,148
Federal funds sold	910	1.10%	10	15,392	4.38%	674

Total interest-earning assets	666,686	7.12%	47,441	654,397	8.27%	54,087

Cash and due from banks	22,045			21,068
All other assets	19,508			15,755

Total assets	$708,239			$691,220

Liabilities and shareholders’ equity
NOW deposits	$83,761	0.53%	442	$77,575	1.05%	813
Money market deposits	53,108	2.07%	1,097	34,733	2.89%	1,004
Savings deposits	26,229	0.43%	112	24,625	1.16%	285
Time deposits of $100,000 or more	121,644	2.91%	3,536	133,055	5.36%	7,128
Other time deposits	145,192	3.12%	4,530	169,119	5.40%	9,130

Interest-bearing deposits	429,934	2.26%	9,718	439,107	4.18%	18,360
Overnight borrowings	33,426	1.91%	638	14,188	3.28%	466
Other borrowings	20,555	2.17%	446	19,278	3.21%	618

Total interest-bearing liabilities	483,915	2.23%	10,802	472,573	4.11%	19,444

Noninterest-bearing deposits	93,848			89,921
Other liabilities	4,429			6,382
Shareholders’ equity	126,047			122,344

Total liabilities and shareholders’ equity	$708,239			$691,220

Net yield on earning assets and net interest income (2)(3)		5.50%	$36,639		5.29%	$34,643

Interest rate spread (4)		4.89%			4.16%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

		Average	Interest
	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense
Assets
Loans (1)	$421,253	10.68%	$44,996
Taxable securities	93,641	6.55%	6,134
Nontaxable securities (2)	72,076	7.16%	5,163
Federal funds sold	13,152	5.95%	783

Total interest-earning assets	600,122	9.51%	57,076

Cash and due from banks	21,619
All other assets	12,708

Total assets	$634,449

Liabilities and shareholders’ equity
NOW deposits	$76,147	1.52%	1,156
Money market deposits	33,182	3.34%	1,109
Savings deposits	25,249	1.73%	438
Time deposits of $100,000 or more	113,714	6.15%	6,991
Other time deposits	149,809	5.64%	8,446

Interest-bearing deposits	398,101	4.56%	18,140
Overnight borrowings	12,529	4.67%	585
Other borrowings	9,023	4.95%	447

Total interest-bearing liabilities	419,653	4.57%	19,172

Noninterest-bearing deposits	93,871
Other liabilities	4,759
Shareholders’ equity	116,166

Total liabilities and shareholders’ equity	$634,449

Net yield on earning assets and net interest income (2)(3)		6.32%	$37,904

Interest rate spread (4)		4.94%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2002, 2001 and 2000.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2002 compared to 2001			2001 compared to 2000

	Change			Change
	Attributable to			Attributable to

dollars in thousands	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$3,831	$(8,088)	$(4,257)	$5,740	$(7,805)	$(2,065)
Taxable securities	(1,030)	(493)	(1,523)	(467)	(333)	(800)
Nontaxable securities	(190)	(12)	(202)	63	(78)	(15)
Federal funds sold	(397)	(267)	(664)	116	(225)	(109)
Interest-earning assets	945	(7,591)	(6,646)	4,824	(7,813)	(2,989)
NOW deposits	49	(420)	(371)	18	(361)	(343)
Money market deposits	455	(362)	93	48	(153)	(105)
Savings deposits	13	(186)	(173)	(9)	(144)	(153)
Time deposits of $100,000 or more	(472)	(3,120)	(3,592)	1,113	(976)	137
Other time deposits	(1,019)	(3,581)	(4,600)	1,066	(382)	684
Interest-bearing deposits	(295)	(8,347)	(8,642)	1,792	(1,572)	220
Overnight borrowings	500	(328)	172	66	(185)	(119)
Other borrowings	34	(206)	(172)	418	(247)	171
Interest-bearing liabilities	360	(9,002)	(8,642)	2,298	(2,026)	272

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2002 such unfunded commitments to extend credit were $87,675,231, while commitments in the form of standby letters of credit totaled $6,664,731.

In late September 2002, GLL changed the method in which it manages its mortgage loans in process. Prior to the change, as GLL committed to or locked in a mortgage rate with a customer, GLL would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in late September, GLL began waiting until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows GLL to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans, however this method also introduces interest rate risk to GLL’s loans in process since rates may fluctuate subsequent to GLL’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against GLL subsequent to the rate commitment, GLL began entering into forward commitments and options to sell mortgage-backed securities coincident to the rate commitment. When the mortgage loan is ultimately sold, GLL then buys the mortgage-backed security, thereby completing the hedge contract. As of December 31, 2002, GLL held $19,542,319 in open mortgage loan commitments with an estimated market value of $19,816,301, and an unrealized gain of $273,982. Also, as of December 31, 2002, GLL held $17,763,251 in open forward commitments and options to sell mortgage-backed securities with an estimated market value of approximately $17,763,251, and an unrealized loss of approximately $0. For 2002, gains of $140,470 on mortgage loans were realized and losses of $148,965 on forward commitments and options to sell mortgage-backed securities were realized, resulting in a net loss of $8,495 on the hedging strategy as a whole. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, GLL production also believes that this management method increases production efficiencies.

Except for the hedging strategy discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2002, payments due under such operating lease arrangements were $247,682 in 2003, $364,099 in the years 2004 through 2005, $131,396 in the years 2006 through 2007 and $344,300 in the years 2008 and thereafter.

Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. As of December 31, 2002, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $432,552,493, or 79.0%, of the Bank’s total deposits.

The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2002, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2002, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $11,225,000 with the Federal Reserve Bank and $29,200,000 with the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2002, the Bank had the capacity to borrow approximately $26,257,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans.

GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2002 and 2001, this line of credit was $30,000,000 and $25,000,000, of which respectively. GLL requests this line of credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated and the Company serves as guarantor on this borrowing.

The majority of the Company’s deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base is not generally subject to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2002

	Interest Sensitive Within				Non-sensitive
				Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
dollars in thousands	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$2,655			$2,655		$2,655
Federal funds sold	5,900			5,900		5,900
Securities (at amortized cost) (1):
U.S. Government agencies	3,285	$1,999		5,284	$43,811	49,095
States and political subdivisions	1,786	7,259		9,045	58,390	67,435
Other (including equity securities)	—	—		—	6,739	6,739
Loans (gross):
Real estate - Construction	70,180	654	$1,238	72,072	3,311	75,383
Real estate - Mortgage	230,128	2,101	5,234	237,463	40,485	277,948
Commercial, financial and agricultural	153,084	3,408	3,482	159,974	15,435	175,409
Consumer	5,018	658	1,212	6,888	30,158	37,046
All other	—	—	—	—	449	449

Total interest-earning assets	$472,036	$16,079	$11,166	$499,281	$198,778	$698,059

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$114,936			$114,936		$114,936
Money market accounts	84,875			84,875		84,875
Time deposits of $100,000 or more	56,042	$24,607	$14,105	94,754	$19,943	114,697
Other time deposits	44,528	28,719	27,098	100,345	32,115	132,460
Overnight borrowings	16,720			16,720		16,720
Other borrowings	36,677	3,000	6,000	45,677		45,677

Total interest-bearing liabilities	$353,778	$56,326	$47,203	$457,307	$52,058	$509,365

Interest sensitivity gap	$118,258	$(40,247)	$(36,037)	$41,974
Cumulative interest sensitivity gap	118,258	78,011	41,974	41,974
Interest earning-assets as a percentage of interest-bearing liabilities	133%	29%	24%	109%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

The Company uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” The following table summarizes the estimated theoretical impact on the Company’s tax equivalent net interest income and market value of equity from hypothetical “rate shocks” of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates. “Rate shock” modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes. Additionally, management does not believe rate changes of the magnitude described are likely in the forecast period presented.

		Estimated Resulting Theoretical		Estimated Resulting Theoretical
	Hypothetical Immediate	Tax Equivalent Net Interest Income		Market Value of Equity
dollars in thousands	and Sustained Rate Change	Amount	% Change	Amount	% Change
	+4%	$43,770	19.4%	$107,745	-16.1%
	+3%	41,978	14.5%	112,414	-12.5%
	+2%	40,197	9.6%	117,404	-8.6%
	+1%	38,427	4.8%	122,746	-4.5%
	0%	36,668	0.0%	128,475	0.0%
	- 1%	32,986	-10.0%	134,632	4.8%
	- 2%	28,324	-22.8%	141,833	10.4%
	- 3%	22,967	-37.4%	149,869	16.7%
	- 4%	17,612	-52.0%	157,973	23.0%

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2002

	Within	One to	Five
	One	Five	Years or
dollars in thousands	Year	Years	More	Total
Real estate - Construction	$23,423	$32,397	$19,563	$75,383
Real estate - Mortgage	72,350	110,366	95,232	277,948
Commercial, financial and agricultural	99,546	62,718	13,145	175,409
Consumer	5,283	27,076	4,687	37,046
All other	449	—	—	449

Total	$201,051	$232,557	$132,627	$566,235

Predetermined rate, maturity greater than one year		$68,793	$18,121	$86,914
Variable rate or maturing within one year	201,051	163,765	114,505	479,321

Total	$201,051	$232,558	$132,626	$566,235

The Company’s rate paid on interest-bearing deposits declined to 2.26% in 2002 compared to 4.18% in 2001. The Company’s deposit growth was primarily reflected in transaction deposits, which increased $58,204,912. Rate sensitive consumers chose to place funds in transaction deposit accounts because of lower interest rate differentials to time deposits. Increased customer awareness of interest rate increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company’s growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.

AVERAGE DEPOSITS
for the years ended December 31,

dollars in thousands	2002	2001	2000
Non-interest-bearing demand deposits	$93,848	$89,921	$93,871
Interest-bearing demand deposits	136,869	112,308	109,329
Savings deposits	26,229	24,625	25,249
Time deposits	266,836	302,174	263,523

Total	$523,782	$529,028	$491,972

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2002 totaled approximately $114,697,000. The following table presents the maturities of these time deposits of $100,000 or more.

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2002

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$56,042	$24,607	$14,105	$94,754	$19,943	$114,697

CAPITAL RESOURCES

Funding for the future growth and expansion of the Company is dependent upon earnings of the Company’s subsidiaries. As of December 31, 2002, the Company’s ratio of total capital to risk-adjusted assets was 22.37%. The Company is one of the soundest and most strongly capitalized in the nation, and fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations. The Company currently plans no significant capital expenditures. The Company does plan to continue to repurchase shares of its stock in the open market from time to time when conditions warrant such repurchases, subject to certain legal restrictions. The Company repurchased 399,275 shares of its common stock at an average price of $18.20 during 2002. The Company plans to borrow $10 million to fund the cash portion of its acquisition of First Commerce Corporation.

LOANS

Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through GLL. The Bank generally considers its primary markets to be Caldwell, Catawba and Burke counties of North Carolina. GLL considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2002 were $565,374,099. This compares with $510,410,948 at December 31, 2001, an increase of $54,963,151 or 10.77%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized business. The Company has a diversified loan portfolio with no concentrations to any one borrower, industry or market region. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

LOANS
As of December 31,

	2002		2001		2000

		% of		% of		% of
		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$75,383	13.3%	$72,418	14.2%	$62,093	13.8%
Mortgage	277,948	49.1%	243,067	47.4%	200,945	44.5%
Commercial, financial and agricultural	175,409	31.0%	166,980	32.7%	156,297	34.6%
Consumer	37,046	6.5%	28,441	5.6%	31,501	7.0%
All other	449	0.1%	282	0.1%	248	0.1%

Total loans	566,235	100.0%	511,188	100.0%	451,084	100.0%

Deferred origination fees, net	(860)		(777)		(685)

Total loans, net of deferred fees	$565,375		$510,411		$450,399

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999		1998

		% of		% of
		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$38,957	10.0%	$32,397	8.4%
Mortgage	177,004	45.2%	188,167	48.7%
Commercial, financial and agricultural	141,713	36.3%	129,854	33.6%
Consumer	32,331	8.3%	35,734	9.3%
All other	795	0.2%	117	0.0%

Total loans	390,800	100.0%	386,269	100.0%

Deferred origination fees, net	(611)		(679)

Total loans, net of deferred fees	$390,189		$385,590

LOANS AND NONPERFORMING ASSETS
As of December 31,

dollars in thousands	2002	2001	2000	1999	1998
Nonperforming assets
Nonaccrual loans	$3,265	$2,944	$1,502	$1,079	$639
Loans past due 90 days or more and still accruing interest	1,153	1,769	1,983	981	2,955
Foreclosed properties	1,203	323	134	54	290

Total	$5,621	$5,036	$3,619	$2,114	$3,884

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

Real estate loans comprised 62.4% of the portfolio in 2002 compared to 61.6% in 2001. Commercial loans comprised 31.0% of the portfolio in 2002 compared to 32.7% in 2001, while consumer loans comprised 6.5% in 2002 compared to 5.6% in 2001. Commercial loans of $175,408,637, consumer loans of $37,045,878 and real estate mortgage loans of $277,948,238 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business. Real estate construction loans of $75,382,555 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consists of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired, including accrued interest, was $5,338,098 ($3,392,264 of which was on a nonaccrual basis) and $4,386,490 ($3,074,380 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2002 and 2001 was not significantly different from the balance at December 31, 2002 and 2001. The related allowance for loan losses for these loans was $2,195,850 and $1,371,524 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Bank recognized interest income on those impaired loans of approximately $183,405, $168,236 and $77,215, respectively. For the years ended December 31, 2002, 2001 and 2000, management has determined that the gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms and the amount of interest income on those loans that was included in net income was not material to the Company’s earnings.

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.56%, 1.26% and 1.41% of loans outstanding at December 31, 2002, 2001 and 2000, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.21%, 0.86% and 0.54% at December 31, 2002, 2001 and 2000, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.

Primarily because of a recessionary economy, charge-offs in 2001 totaled $4,500,811, significantly higher than the $1,555,068 charged off in 2002 and the 2,605,573 charged off in 2000. The largest two charge-offs in 2001 were to two unrelated borrowers in the amounts of $980,000 and $409,000.

The following table presents an analysis of the allowance for loan losses.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

dollars in thousands	2002	2001	2000	1999	1998
Balance at beginning of year	$6,427	$6,353	$4,748	$4,622	$5,203

Loans charged off:
Real estate	329	1,474	1,305	662	228
Commercial, financial and agricultural	538	2,123	613	954	4,458
Credit cards and related plans	57	19	13	33	20
Installment loans to individuals	260	468	280	233	381
Demand deposit overdraft program	371	417	395	—	—

Total charge-offs	1,555	4,501	2,606	1,882	5,087

Recoveries of loans previously charged off:
Real estate	78	52	89	16	5
Commercial, financial and agricultural	168	53	80	58	119
Credit cards and related plans	2	5	3	7	5
Installment loans to individuals	59	39	82	64	55
Demand deposit overdraft program	164	209	63	—	—

Total recoveries	471	358	317	145	184

Net charge-offs	1,084	4,143	2,289	1,737	4,903

Additions charged to operations	3,492	4,217	3,894	1,863	4,322

Balance at end of year	$8,835	$6,427	$6,353	$4,748	$4,622

Ratio of net charge-offs during the year to average loans outstanding during the year	0.21%	0.86%	0.54%	0.46%	1.31%

The following table presents the allocation of the allowance for loan losses by category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$3,564	62.4%	$2,397	61.6%	$2,399	58.3%	$1,219	55.2%	$914	57.1%
Commercial, financial and agricultural	4,410	31.0%	3,307	32.7%	3,145	34.6%	2,910	36.3%	3,059	33.6%
Consumer	649	6.5%	540	5.6%	626	7.0%	447	8.3%	451	9.3%
All other loans	—	0.1%	—	0.1%	—	0.1%	—	0.2%	—	0.0%
Unallocated	212	n/a	183	n/a	183	n/a	172	n/a	198	n/a

Total loans	$8,835	100.0%	$6,427	100.0%	$6,353	100.0%	$4,748	100.0%	$4,622	100.0%

INVESTMENT SECURITIES

At December 31, 2002, the securities classified as available for sale, carried at market value, totaled $52,264,131, with an amortized cost of $50,608,309. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of U.S. Government Agencies with an average life of 3.4 years and other bonds, notes and debentures with an average life of 19.8 years.

There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $72,660,165, with a market value of $76,468,664 at December 31, 2002. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of U.S. Government Agencies with an average life of 1.7 years and municipal bonds with an average life of 4.9 years. During 2002, $45,270,625 in securities matured and $918,899 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.

CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2002

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:(1)
U.S. government agency	$5,284	5.77%	$28,586	4.58%	$10,000	5.64%
Other			199	7.13%			$1,735	7.82%

Total	$5,284	5.77%	$28,785	4.60%	$10,000	5.64%	$1,735	7.82%

Held to maturity:
U.S. government agency			$5,225	6.03%
State and political subdivisions (2)	$9,045	6.75%	27,431	7.01%	$25,003	6.63%	$5,956	7.22%

Total	$9,045	6.75%	$32,656	6.85%	$25,003	6.63%	$5,956	7.22%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2002.

The following table provided information regarding the composition of the Company’s investment securities portfolio at the end of each of the past three years.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

dollars in thousands	2002	2001	2000
Available for sale (at estimated fair value):
U.S. Treasury		$1,029	$6,030
U.S. government agency	$45,281	62,391	70,443
Other	6,983	9,245	8,824

Total	52,264	72,665	85,297

Held to maturity (at amortized cost):
U.S. Treasury		$1,002	$1,506
U.S. government agency	$5,225	8,736	8,745
State and political subdivisions	67,435	76,782	71,958

Total	72,660	86,520	82,209

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company currently has no goodwill recorded within its financial statements. On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. The adoption did not have a significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not have a significant impact on the Company’s financial position and results of operations.

In July 2001, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues.” SAB No. 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principals. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof has been in effect for the past several years. The adoption of SAB No. 102 did not have a significant impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company has not yet determined the impact, if any, the adoption of FIN 46 will have on the Company’s financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance and not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 13. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations. The Company currently plans to continue to account for stock options using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer- relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long- lived assets.

While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations or financial position because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS 72 or SFAS 147.

INFLATION

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

While the effect of inflation is normally not as significant as is the influence on those businesses which have large investments in plant and inventories, it does have an effect on the Company’s operations. In times of higher inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

FORWARD LOOKING STATEMENTS

The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers or vendors, the Company’s level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item is contained in Item 7 above under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

Begins on
Page

Independent Auditors’ Report	28
Statement Of Management Responsibility	28
Financial Statements:
Consolidated Balance Sheets December 31, 2002 and 2001	29
Consolidated Statements Of Income Years Ended December 31, 2002, 2001 and 2000	30
Consolidated Statements Of Comprehensive Income Years Ended December 31, 2002, 2001 and 2000	31
Consolidated Statements Of Changes In Shareholders’ Equity Years Ended December 31, 2002, 2001 and 2000	32
Consolidated Statements Of Cash Flows Years Ended December 31, 2002, 2001 and 2000	33
Notes To Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000	35
Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited) Years Ended December 31, 2002 and 2001	56

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of Bank of Granite Corporation:

We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touch LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
January 24, 2003

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

Management also recognizes its responsibility to foster a climate in which corporate affairs are conducted with the highest ethical standards. Bank of Granite Corporation’s policies, furnished to each employee and director, address the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of Bank of Granite Corporation’s Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent auditors to discuss audit, financial reporting and related matters. Deloitte & Touche LLP and Bank of Granite Corporation’s internal auditors have direct access to the Audit Committee.

/s/ John A. Forlines, Jr. JOHN A. FORLINES, JR. Chairman and Chief Executive Officer January 24, 2003	/s/ Kirby A. Tyndall KIRBY A. TYNDALL Chief Financial Officer January 24, 2003

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS:
Cash and cash equivalents (Notes 1 and 19):
Cash and due from banks	$24,829,541	$26,272,410
Interest-bearing deposits	2,655,071	785,603
Federal funds sold	5,900,000	—

Total cash and cash equivalents	33,384,612	27,058,013

Investment securities (Notes 1, 3 and 19):
Available for sale, at fair value (amortized cost of $50,608,309 and $71,739,060 at December 31, 2002 and 2001, respectively)	52,264,131	72,664,934

Held to maturity, at amortized cost (fair value of $76,468,664 and $87,691,573 at December 31, 2002 and 2001, respectively)	72,660,165	86,520,225

Loans (Notes 4 and 19)	565,374,099	510,410,948
Allowance for loan losses (Notes 1 and 5)	(8,834,611)	(6,426,477)

Net loans	556,539,488	503,984,471

Premises and equipment, net (Notes 1, 6 and 11)	8,170,150	8,417,070
Accrued interest receivable	4,791,422	5,185,018
Investment in bank owned life insurance (Notes 1 and 10)	9,106,748	8,202,255
Other assets	5,097,958	3,357,921

Total assets	$742,014,674	$715,389,907

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits (Notes 14 and 19):
Demand	$100,281,675	$93,335,500
NOW accounts	89,142,366	84,230,541
Money market accounts	84,874,514	40,205,618
Savings	25,793,477	24,115,461
Time deposits of $100,000 or more	114,696,822	124,212,611
Other time deposits	132,460,461	156,682,988

Total deposits	547,249,315	522,782,719
Overnight borrowings (Notes 12 and 19)	16,720,407	40,576,330
Other borrowings (Notes 13 and 19)	45,677,313	23,257,111
Accrued interest payable	1,189,364	1,846,493
Other liabilities	3,735,433	2,145,938

Total liabilities	614,571,832	590,608,591

COMMITMENTS AND CONTINGENCIES (Notes 11 and 18)
SHAREHOLDERS’ EQUITY (Notes 1, 8, 9 and 16):
Common stock, $1.00 par value, authorized - 25,000,000 shares; issued - 14,420,986 shares in 2002 and 11,537,515 shares in 2001; outstanding - 13,333,674 shares in 2002 and 10,987,085 shares in 2001	14,420,986	11,537,515
Additional paid-in capital	20,694,133	23,577,604
Retained earnings	109,982,826	100,492,853
Accumulated other comprehensive income, net of deferred income taxes of $660,282 and $369,226 at December 31, 2002 and 2001, respectively	995,539	556,648
Less: Cost of common stock in treasury; 1,087,312 shares in 2002 and 550,430 shares in 2001	(18,650,642)	(11,383,304)

Total shareholders’ equity	127,442,842	124,781,316

Total liabilities and shareholders’ equity	$742,014,674	$715,389,907

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
INTEREST INCOME:
Interest and fees on loans	$38,674,282	$42,930,557	$44,996,356
Federal funds sold	10,453	674,341	782,528
Interest-bearing deposits	39,175	87,516	27,955
Investments:
U.S. Treasury	77,513	239,075	496,464
U.S. Government agencies	3,167,345	4,344,189	4,949,551
States and political subdivisions	3,215,203	3,345,973	3,356,490
Other	526,555	662,568	660,120

Total interest income	45,710,526	52,284,219	55,269,464

INTEREST EXPENSE:
Time deposits of $100,000 or more	3,535,887	7,127,789	6,991,476
Other time and savings deposits	6,181,936	11,231,917	11,148,557
Overnight borrowings	638,327	466,313	584,920
Other borrowed funds	446,272	617,550	447,071

Total interest expense	10,802,422	19,443,569	19,172,024

NET INTEREST INCOME	34,908,104	32,840,650	36,097,440
PROVISION FOR LOAN LOSSES (Notes 1 and 5)	3,492,382	4,216,772	3,893,585

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,415,722	28,623,878	32,203,855

OTHER INCOME:
Service charges on deposit accounts (Note 7)	5,402,290	5,188,150	4,825,154
Other service charges, fees and commissions	4,969,292	4,104,766	2,825,034
Securities gains (Note 3)	3,170	140,849	—
Other	1,022,953	706,295	383,492

Total other income	11,397,705	10,140,060	8,033,680

OTHER EXPENSES:
Salaries and wages	10,338,438	9,585,915	8,164,938
Employee benefits (Note 10)	2,562,311	1,822,562	1,749,853
Occupancy expense, net	910,228	848,739	846,851
Equipment rentals, depreciation and maintenance (Notes 1 and 6)	1,388,672	1,518,345	1,434,052
Other (Note 7)	5,116,585	4,566,718	4,582,721

Total other expenses	20,316,234	18,342,279	16,778,415

INCOME BEFORE INCOME TAXES	22,497,193	20,421,659	23,459,120
INCOME TAXES (Note 1 and 8)	7,394,893	6,613,104	7,884,537

NET INCOME	$15,102,300	$13,808,555	$15,574,583

PER SHARE AMOUNTS (Notes 1 and 15):
Net income - Basic	$1.11	$0.99	$1.10
- Diluted	1.11	0.99	1.10
Cash dividends	0.41	0.37	0.34
Book value	9.56	9.09	8.56

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
NET INCOME	$15,102,300	$13,808,555	$15,574,583

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale	733,118	469,701	1,839,302
Less: Reclassification adjustment for gains included in net income	3,170	140,849	—

Other comprehensive income, before tax	729,948	328,852	1,839,302
Less: Income taxes related to items of other comprehensive income	291,057	131,127	733,431

Other comprehensive income, net of tax	438,891	197,725	1,105,871

COMPREHENSIVE INCOME	$15,541,191	$14,006,280	$16,680,454

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
COMMON STOCK, $1.00 par value
At beginning of year	$11,537,515	$11,517,084	$11,495,897
Shares issued under stock option plan	—	20,431	21,187
Transfer from surplus to common stock due to split	2,883,471	—	—

At end of year	14,420,986	11,537,515	11,517,084

ADDITIONAL PAID-IN CAPITAL
At beginning of year	23,577,604	23,260,188	22,987,562
Shares issued under stock option plan	—	317,416	272,626
Transfer from surplus to common stock due to split	(2,883,471)	—	—

At end of year	20,694,133	23,577,604	23,260,188

RETAINED EARNINGS
At beginning of year	100,492,853	91,794,837	80,976,641
Net income	15,102,300	13,808,555	15,574,583
Cash dividends	(5,594,799)	(5,110,539)	(4,756,387)
Cash paid for fractional shares	(17,528)	—	—

At end of year	109,982,826	100,492,853	91,794,837

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	556,648	358,923	(746,948)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	438,891	197,725	1,105,871

At end of year	995,539	556,648	358,923

COST OF COMMON STOCK IN TREASURY
At beginning of year	(11,383,304)	(7,615,695)	(1,262,043)
Cost of common stock repurchased	(7,267,338)	(3,767,609)	(6,353,652)

At end of year	(18,650,642)	(11,383,304)	(7,615,695)

Total shareholders’ equity (Notes 1, 8 and 16)	$127,442,842	$124,781,316	$119,315,337

Shares issued
At beginning of period	11,537,515	11,517,084	11,495,897
Shares issued under incentive stock option plans	—	20,431	21,187
Shares issued due to stock splits	2,883,471	—	—

At end of period	14,420,986	11,537,515	11,517,084

Common shares in treasury
At beginning of period	(550,430)	(364,135)	(56,696)
Common shares repurchased	(368,737)	(48,688)	(216,406)
Shares issued due to stock splits	(168,145)	(137,607)	(91,033)

At end of period	(1,087,312)	(550,430)	(364,135)

Total shares outstanding	13,333,674	10,987,085	11,152,949

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Interest received	$46,260,388	$53,522,744	$54,646,952
Fees and commissions received	11,004,042	9,781,456	8,033,680
Interest paid	(11,459,551)	(20,393,887)	(18,406,818)
Cash paid to suppliers and employees	(19,173,469)	(16,376,724)	(16,051,035)
Income taxes paid	(8,379,273)	(6,589,122)	(8,564,098)

Net cash provided by operating activities	18,252,137	19,944,467	19,658,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and/or calls of securities available for sale	31,522,750	70,876,226	13,895,000
Proceeds from maturities and/or calls of securities held to maturity	13,747,875	9,370,225	8,166,750
Proceeds from sales of securities available for sale	918,899	130,755	—
Purchases of securities available for sale	(11,351,809)	(57,920,807)	(27,164,096)
Purchases of securities held to maturity	—	(13,821,336)	(5,407,858)
Net increase in loans	(55,773,417)	(64,154,747)	(62,497,539)
Unrealized gains on hedged mortgage loan commitments	(273,982)	—	—
Unrealized hedging gains on contracts to sell mortgage-backed securities	218,084	—	—
Investment in bank owned life insurance	(514,000)	(7,984,500)	—
Capital expenditures	(737,018)	(307,070)	(637,484)
Proceeds from sales of fixed assets	1,399	125	6,600
Proceeds from sales of other real estate	164,471	111,945	142,000

Net cash used by investing activities	(22,076,748)	(63,699,184)	(73,496,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and savings accounts	58,204,912	13,566,540	5,249,774
Net increase (decrease) in time deposits	(33,738,316)	(8,065,321)	40,372,528
Net increase (decrease) in overnight borrowings	(23,855,923)	27,807,888	(693,332)
Net increase (decrease) in other borrowings	22,420,202	15,416,844	(786,214)
Net proceeds from issuance of common stock	—	337,847	293,813
Cash paid for fractional shares	(17,528)	—	—
Dividends paid	(5,594,799)	(5,110,539)	(4,756,387)
Purchases of common stock for treasury	(7,267,338)	(3,767,609)	(6,353,652)

Net cash provided by financing activities	10,151,210	40,185,650	33,326,530

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	6,326,599	(3,569,067)	(20,511,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,058,013	30,627,080	51,138,496

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,384,612	$27,058,013	$30,627,080

See notes to consolidated financial statements.

(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000	(concluded from previous page)

	2002	2001	2000
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income	$15,102,300	$13,808,555	$15,574,583

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	984,695	1,125,510	1,067,178
Provision for loan loss	3,492,382	4,216,772	3,893,585
Premium amortization, net	156,266	154,699	189,765
Deferred income taxes	(1,159,425)	(109,271)	(695,823)
Gains on sales or calls of securities available for sale	(3,170)	(137,549)	—
Gains on calls of securities held to maturity	—	(3,300)	—
Losses (gains) on disposal or sale of equipment	(2,157)	4,201	(3,120)
Loss on sale of other real estate	5,513	—	—
Increase in taxes payable	175,045	133,253	16,262
Decrease (increase) in interest receivable	393,596	1,083,826	(812,277)
Increase (decrease) in interest payable	(657,129)	(950,318)	765,206
Increase in cash surrender value of bank owned life insurance	(390,493)	(217,755)	—
Decrease (increase) in other assets	(1,041,652)	443,614	(444,439)
Increase in other liabilities	1,196,366	392,230	107,761

Net adjustments to reconcile net income to net cash provided by operating activities	3,149,837	6,135,912	4,084,098

Net cash provided by operating activities	$18,252,137	$19,944,467	$19,658,681

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Increase in unrealized gains or losses on securities available for sale	$729,948	$328,852	$1,839,302
Increase in deferred income taxes on unrealized gains or losses on securities available for sale	291,057	131,127	733,431
Transfer from surplus to common stock due to stock split	2,883,471	—	—
Transfer from loans to other real estate owned	1,023,005	420,499	221,767

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bank of Granite Corporation is a bank holding company with two subsidiaries, Bank of Granite (the “Bank”), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and GLL & Associates, Inc. (“GLL”), a mortgage banking company incorporated in North Carolina on June 24, 1985. The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills and Catawba River Valley areas of North Carolina through fourteen banking offices. GLL is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the Central and Southern Piedmont areas of North Carolina through seven mortgage offices. GLL was acquired by Bank of Granite Corporation on November 5, 1997.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and GLL & Associates, Inc. (referred to herein collectively as the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

INVESTMENT SECURITIES - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities.

LOANS - Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the level yield method based on the daily outstanding balance.

Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of impaired loans, impaired loans on a nonaccrual basis, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 5.

ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, historical loan loss experience and other risk factors. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.

REAL ESTATE ACQUIRED BY FORECLOSURE - Real estate acquired by foreclosure is stated at the lower of cost or fair value. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.

PREMISES AND EQUIPMENT AND OTHER LONG-LIVED ASSETS - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the properties’ estimated useful lives, which range from 25 to 50 years for buildings and 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

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

INCOME AND EXPENSES - The Company uses the accrual method of accounting, except for immaterial amounts of loan income and other fees which are recorded as income when collected. The recognition of certain loan origination fee income and certain loan origination costs is deferred when such loans are originated and amortized over the life of the loan.

PER SHARE AMOUNTS - Per share amounts have been computed using both the weighted average number of shares outstanding of common stock for the purposes of computing basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share. See Note 15 for further information regarding the computation of earnings per share. Dividends per share represent amounts declared by the Board of Directors.

During 2002, the Company declared a 5-for-4 stock split effected in the form of a stock dividend payable May 31, 2002 to shareholders of record on May 10, 2002. All share and per share amounts reflect the split.

STOCK-BASED COMPENSATION - The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

PRO FORMA NET INCOME WITH STOCK OPTION COMPENSATION COSTS DETERMINED USING FAIR VALUE METHOD - The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Net income as reported	$15,102,300	$13,808,555	$15,574,583
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48,981)	(88,512)	(99,433)

Pro forma net income	$15,053,319	$13,720,043	$15,475,150

Net income per share as reported - Basic	$1.11	$0.99	$1.10
- Diluted	1.11	0.99	1.10
Pro forma net income per share - Basic	1.11	0.99	1.09
- Diluted	1.11	0.99	1.09

DERIVATIVE FINANCIAL INSTRUMENTS - The Company’s mortgage banking subsidiary, GLL, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. GLL uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties or a measure of financial risk. As required by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” GLL classifies its derivative financial instruments as a hedge of an exposure to changes in the value of a recorded asset or liability (“fair value hedge”). For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item attributable to the risk being hedged. For fair value hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged asset or liability. See Notes 18, 19 and 20 for further information regarding derivative financial instruments.

NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company currently has no goodwill recorded within its financial statements. On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. The adoption did not have a significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not have a significant impact on the Company’s financial position and results of operations.

In July 2001, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues.” SAB No. 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principals. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof has been in effect for the past several years. The adoption of SAB No. 102 did not have a significant impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company has not yet determined the impact, if any, the adoption of FIN 46 will have on the Company’s financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 13. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations. The Company currently plans to continue to account for stock options using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer- relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long- lived assets.

While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations or financial position because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS 72 or SFAS 147.

2.	PENDING ACQUISITION (unaudited)

On December 18, 2002, the Company announced a definitive agreement to acquire First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. As of December 31, 2002, First Commerce had total assets of $172,172,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the merger agreement, as amended on January 22, 2003, the Company will issue 529,301 shares and $9,562,611 cash to First Commerce shareholders. For each share owned, First Commerce shareholders may select either (i) $18.73 cash; (ii) a combination of cash and stock; or (iii) 100% stock, subject to the pro rata allocations described in the agreement. The transaction, which will be accounted for as a purchase, is expected to close in the second quarter of 2003, subject to approval by the First Commerce shareholders and bank regulators.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2002 and 2001 are as follows:

		Gross Unrealized
	Amortized			Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2002:
U. S. Government agencies due:
Within 1 year	$5,283,855	$44,450	$—	$5,328,305
After 1 year but within 5 years	28,585,962	813,983	—	29,399,945
After 5 years but within 10 years	10,000,000	553,100	—	10,553,100

Total U.S. Government agencies	3,869,817	1,411,533	—	45,281,350

Others due:
After 1 year but within 5 years	199,432	24,266	—	223,698
After 10 years	1,734,335	71,836	5,374	1,800,797
Equity securities	4,804,725	222,515	68,954	4,958,286

Total others	6,738,492	318,617	74,328	6,982,781

Total available for sale	$50,608,309	$1,730,150	$74,328	$52,264,131

HELD TO MATURITY
At December 31, 2002:
U. S. Government agencies due:
After 1 year but within 5 years	$5,224,786	$363,101	$—	$5,587,887

Total U.S. Government agencies	5,224,786	363,101	—	5,587,887

State and local due:
Within 1 year	9,044,978	94,270	—	9,139,248
After 1 year but within 5 years	27,431,163	1,566,044	—	28,997,207
After 5 years but within 10 years	25,002,569	1,473,513	—	26,476,082
After 10 years	5,956,669	311,571	—	6,268,240

Total state and local	67,435,379	3,445,398	—	70,880,777

Total held to maturity	$72,660,165	$3,808,499	$—	$76,468,664

Sales of securities available for sale for the year ended December 31, 2002 resulted in realized gross gains of $3,170 and no gross losses. Calls of securities did not result in any gains or losses in 2002.

		Gross Unrealized
	Amortized			Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2001:
U. S. Treasury due:
Within 1 year	$1,002,666	$26,397	$—	$1,029,063

Total U.S. Treasury	1,002,666	26,397	—	1,029,063

U. S. Government agencies due:
Within 1 year	9,504,377	210,311	—	9,714,688
After 1 year but within 5 years	36,068,697	663,708	243,439	36,488,966
After 5 years but within 10 years	16,000,000	253,438	66,563	16,186,875

Total U.S. Government agencies	61,573,074	1,127,457	310,002	62,390,529

Others due:
Within 1 year	1,706,684	43,116	—	1,749,800
After 1 year but within 5 years	476,780	15,617	—	492,397
After 10 years	2,032,735	58,525	20,513	2,070,747
Equity securities	4,947,121	138,332	153,055	4,932,398

Total others	9,163,320	255,590	173,568	9,245,342

Total available for sale	$71,739,060	$1,409,444	$483,570	$72,664,934

HELD TO MATURITY
At December 31, 2001:
U. S. Treasury due:
Within 1 year	$1,002,349	$26,714	$—	$1,029,063

Total U.S. Treasury	1,002,349	26,714	—	1,029,063

U. S. Government agencies due:
Within 1 year	3,498,649	23,062	—	3,521,711
After 1 year but within 5 years	5,237,449	264,679	—	5,502,128

Total U.S. Government agencies	8,736,098	287,741	—	9,023,839

State and local due:
Within 1 year	6,383,686	43,234	—	6,426,920
After 1 year but within 5 years	30,390,473	894,629	14,949	31,270,153
After 5 years but within 10 years	32,205,471	398,700	317,271	32,286,900
After 10 years	7,802,148	90,762	238,212	7,654,698

Total state and local	76,781,778	1,427,325	570,432	77,638,671

Total held to maturity	$86,520,225	$1,741,780	$570,432	$87,691,573

Sales of securities available for sale for the year ended December 31, 2001 resulted in realized gross gains of $137,549 and no gross losses. Calls of securities held to maturity resulted in gross gains of $3,300 and no gross losses in 2001.

For the year ended December 31, 2000, there were no sales of securities. Calls of securities did not result in any gains or losses in 2000.

Securities with an amortized cost of $86,359,688 and $69,140,118 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2002 and 2001, respectively.

4.	LOANS

Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2002 and 2001, classified by type, are as follows:

	2002	2001
Real estate:
Construction	$75,382,555	$72,417,986
Mortgage	277,948,238	243,067,278
Commercial, financial and agricultural	175,408,637	166,980,167
Consumer	37,045,878	28,440,910
All other loans	449,251	282,082

	566,234,559	511,188,423
Deferred origination fees, net	(860,460)	(777,475)

Total	$565,374,099	$510,410,948

Nonperforming assets at December 31, 2002 and 2001 are as follows:

	2002	2001
Nonaccrual loans	$3,264,847	$2,943,863
Loans 90 days or more and still accruing interest	1,152,998	1,769,341
Foreclosed properties	1,202,603	322,982

Total	$5,620,448	$5,036,186

If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for 2002, 2001 and 2000 would not have been materially different from the amounts reported.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2002 and 2001, directors’ and principal officers’ direct and indirect indebtedness to the Bank aggregated $4,768,515 and $4,265,702, respectively. During 2002, additions to such loans were $1,742,434 and repayments totaled $1,239,621. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

5.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Balance at beginning of year	$6,426,477	$6,351,756	$4,746,692

Loans charged off:
Real estate	328,731	1,473,527	1,304,768
Commercial, financial and agricultural	538,069	2,123,286	613,058
Credit cards and related plans	56,607	19,044	13,381
Installment loans to individuals	260,198	467,942	279,556
Demand deposit overdraft program	371,463	417,012	394,810

Total charge-offs	1,555,068	4,500,811	2,605,573

Recoveries of loans previously charged off:
Real estate	77,612	52,490	89,012
Commercial, financial and agricultural	168,349	52,979	80,331
Credit cards and related plans	2,321	4,871	3,469
Installment loans to individuals	58,642	39,472	81,616
Demand deposit overdraft program	163,896	208,948	62,624

Total recoveries	470,820	358,760	317,052

Net charge-offs	1,084,248	4,142,051	2,288,521
Additions charged to operations	3,492,382	4,216,772	3,893,585

Balance at end of year	$8,834,611	$6,426,477	$6,351,756

Ratio of net charge-offs during the year to average loans outstanding during the year	0.21%	0.86%	0.54%

At December 31, 2002 and 2001, the recorded investment in loans that are considered to be impaired, including accrued interest, was $5,338,098 ($3,392,264 of which is on a nonaccrual basis) and $4,386,490 ($3,074,380 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2002 and 2001 is not significantly different from the balance at December 31, 2002 and 2001. The related allowance for loan losses for these loans was $2,195,850 and $1,371,524 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Bank recognized interest income on those impaired loans of $183,405, $168,236 and $77,215, respectively.

Primarily because of a recessionary economy, charge-offs in 2001 totaled $4,500,811, significantly higher than the $2,605,573 charged off in 2000. The largest two charge-offs were to two unrelated borrowers in the amounts of $980,000 and $409,000. The average charge-off for 2001 was less than $25,000.

6.	PREMISES AND EQUIPMENT

Summaries of premises and equipment at December 31, 2002 and 2001 follow:

			Premises and
		Accumulated	Equipment,
	Cost	Depreciation	Net
At December 31, 2002:
Land	$1,903,616		$1,903,616
Buildings	7,790,351	$3,055,002	4,735,349
Leasehold improvements	29,242	15,347	13,895
Furniture, equipment and vehicles	8,513,016	7,094,309	1,418,707
Construction in progress	98,583		98,583

Total	$18,334,808	$10,164,658	$8,170,150

At December 31, 2001:
Land	$1,753,559		$1,753,559
Buildings	7,718,721	$2,821,784	4,896,937
Leasehold improvements	25,280	10,093	15,187
Furniture, equipment and vehicles	8,124,058	6,372,671	1,751,387

Total	$17,621,618	$9,204,548	$8,417,070

7.	OTHER INCOME AND EXPENSES

For the years ended December 31, 2002, 2001 and 2000, items included in other income that exceeded 1% of total revenues are set forth below. There were no items included in other expenses that exceeded 1% of total revenues for the years indicated.

	2002	2001	2000
Items included in other income
Fees from demand deposit overdrafts	$3,688,116	$3,447,906	$3,096,245

8.	INCOME TAXES

The components of the income tax provision for the years ended December 31, 2002, 2001 and 2000 follow.

	2002	2001	2000
Income tax provision
Current	$8,554,318	$6,722,375	$8,580,360
Deferred	(1,159,425)	(109,271)	(695,823)

Total	$7,394,893	$6,613,104	$7,884,537

Changes in deferred taxes of $291,057, $131,127 and $733,431 related to unrealized gains and losses on securities available for sale during 2002, 2001 and 2000, respectively, were allocated to shareholders’ equity in the respective years.

A reconciliation of reported income tax expense for the years ended December 31, 2002, 2001 and 2000 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

	2002	2001	2000
Statutory federal income tax rate	35%	35%	35%

Tax provision at statutory rate	$7,874,018	$7,147,581	$8,210,692
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,139,942)	(1,190,225)	(1,184,199)
State income taxes net of federal tax benefit	728,299	599,528	707,427
Other	(67,482)	56,220	150,617

Income tax provision	$7,394,893	$6,613,104	$7,884,537

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31, 2002

	Assets	Liabilities	Total
Excess book over tax bad debt expense	$3,481,848	$—	$3,481,848
Excess tax over book depreciation	—	(358,018)	(358,018)
Unrealized gains on securities available for sale	—	(660,282)	(660,282)
Other, net	696,024	(573,570)	122,454

Total	$4,177,872	$(1,591,870)	$2,586,002

	December 31, 2001

	Assets	Liabilities	Total
Excess book over tax bad debt expense	$2,524,442	$—	$2,524,442
Excess tax over book depreciation	—	(397,631)	(397,631)
Unrealized gains on securities available for sale	—	(369,226)	(369,226)
Other, net	351,327	(391,279)	(39,952)

Total	$2,875,769	$(1,158,136)	$1,717,633

The net deferred tax asset is included in “other assets” on the balance sheet.

Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

9.	STOCK OPTIONS

At December 31, 2002, 2001 and 2000, 189,017, 179,221 and 180,750 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 215,498 shares at December 31, 2002, 225,294 shares at December 31, 2001, and no shares at December 31, 2000. Option prices are established at market value on the dates granted by the Board of Directors. Option shares and option prices have been restated for the 5-for-4 stock split effected in the form of a stock dividend payable May 31, 2002 to shareholders of record on May 10, 2002.

A summary of the status of the Company’s incentive stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended are presented below:

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	179,221	$19.15	180,750	$18.77	180,423	$17.74
Granted	13,000	18.37	26,250	15.92	26,813	18.10
Exercised	—	—	25,545	13.23	26,486	11.09
Expired or canceled	3,204	18.78	2,234	17.42	—	—

Outstanding at end of year	189,017	$19.11	179,221	$19.15	180,750	$18.77

Options exercisable at end of year	121,688	$19.49	96,106	$19.43	86,318	$17.66

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2002 follow.

	Outstanding Options			Exercisable Options

Range of		Remaining	Weighted		Weighted
Exercise Prices	Shares	Life (years)	Average Price	Shares	Average Price
$15.50 - 16.99	26,250	3.4	$15.92	10,500	$15.92
17.00 - 17.49	34,994	4.2	17.28	34,994	17.28
17.50 - 17.99	35,509	1.6	17.67	21,365	17.77
18.00 - 18.39	37,437	3.4	18.19	9,996	18.10
18.40 - 22.99	5,062	4.4	18.85	4,912	18.75
23.00 - 26.49	49,765	5.3	23.74	39,921	23.74

15.50 - 26.49	189,017	3.7	19.09	121,688	19.49

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 become exercisable over a four-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. No option may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors. The Board of Directors extended the exercise period to ten years for options granted during 1997 and 1998 because the exercise prices of such grants exceeded the market price resulting in no value to the Company or the optionee.

The Company estimated aggregate option values of $6.68, $5.91 and $6.77 for 2002, 2001 and 2000, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2002	2001	2000
Risk-free rate	2.92%	4.37%	5.09%
Average expected term (years)	5.6 years	4.8 years	4.3 years
Expected volatility	44.63%	45.26%	45.96%
Expected dividend yield	2.28%	2.20%	2.02%
Expected turnover	2.07%	2.39%	2.85%

10.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $855,767, $449,487 and $793,030 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Bank sponsors non-tax qualified supplemental executive retirement plans for both its chairman and chief executive officer, which allow the Bank to supplement the level of the two executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. Contributions totaled $24,930, $16,627 and $27,946 for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2001, the Bank replaced its split-dollar life insurance arrangements with its officers by adopting a non-tax qualified Supplemental Executive Retirement Plan for its officers (“Officers’ SERP”) to supplement the benefit each officer can receive under the Bank’s tax-qualified profit sharing retirement plan. Once the officer has completed 7 full years of service with the Bank, the Officers’ SERP is designed to provide a benefit to the officer at the normal retirement age of 65, or thereafter, or an early retirement age of 50. Benefits are payable for 10 years for certain officers or life for certain officers. Actual retirement benefits payable under the Officers’ SERP are dependent on an indexed retirement benefit formula, which accrues benefits equal to the excess of the aggregate annual after-tax income from informally associated life insurance contracts over the Bank’s opportunity costs related to the Officers’ SERP. Because retirement benefits payable under the Officers’ SERP are dependent on the performance of insurance contracts, the performance of such contracts is not guaranteed by the Bank. In the event of an officer’s termination of employment for any reason, other than for cause, the officer is 100% vested after 7 or more full years of service with the Bank after the officer has attained the age of 18. In the event of the officer’s termination of employment due to disability or change of control of the Company or the Bank, payments from the plan would begin at the officer’s normal or early retirement age and the officer shall be 100% vested in the entire retirement benefit amount.

In connection with the Officers’ SERP, the Bank has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the participants covered under the Officers’ SERP. Under the Agreements, in the event of the officer’s death, the officer’s beneficiary will receive the lesser of 2 times the officer’s salary at the time of death or 100% of the net-at-risk life insurance of the policy, which is defined as the death benefit in excess of cash value, together with any remaining balance in the liability reserve account.

In 2001, the Bank purchased bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. In the third quarter of 2001, the Bank invested $7,984,500 in BOLI policies that, if the Bank so elects, may be used to fund the death and/or retirement benefits payable under the Officers’ SERP. During 2002, an additional $514,000 was invested in BOLI for four participants added during the year. As of December 31, 2002 and 2001, cash values from the BOLI policies equaled $9,106,748 and $8,202,255, respectively. For 2002 and 2001, $420,943 and $134,320, respectively, was accrued in retirement benefits and plan related costs. As of December 31, 2002, the Officers’ SERP had 39 participants.

GLL sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, GLL may make matching contributions to the plan. Contributions totaled $97,518, $89,709 and $75,644 for the years ended December 31, 2002, 2001 and 2000, respectively.

11.	LEASES

LESSEE - OPERATING - The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2002, future minimum lease payments under noncancelable operating leases are as follows:

Year	Payments
2003	$247,682
2004	247,477
2005	116,622
2006	65,496
2007	65,900
2008 and thereafter	344,300

Total	$1,087,477

Rental expense charged to operations under all operating lease agreements was $291,771, $285,041 and $274,313 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.	SHORT-TERM BORROWINGS

Federal funds purchased generally represent overnight borrowings by the Bank for temporary funding requirements. Securities sold under agreements to repurchase represent short-term borrowings by the Bank collateralized by U.S. Treasury and U.S. Government agency securities. The Bank also borrows funds on an overnight basis from the Federal Home Loan Bank. Following is a summary of these borrowings:

	2002	2001
Federal funds purchased:
Balance at end of year	$—	$12,500,000
Weighted average interest rate at end of year	—	1.81%
Maximum amount outstanding at any month-end during the year	$15,000,000	$12,500,000
Average daily balance outstanding during the year	$4,256,849	$1,439,931
Average annual interest rate paid during the year	1.87%	2.30%
Securities sold under agreements to repurchase:
Balance at end of year	$1,704,715	$1,884,843
Weighted average interest rate at end of year	0.63%	5.98%
Maximum amount outstanding at any month-end during the year	$2,328,818	$2,449,243
Average daily balance outstanding during the year	$1,920,852	$1,902,841
Average annual interest rate paid during the year	1.17%	3.42%

	2002	2001
Overnight borrowings from the Federal Home Loan Bank:
Balance at end of year	$—	$12,900,000
Weighted average interest rate at end of year	—	2.00%
Maximum amount outstanding at any month-end during the year	$28,700,000	$12,900,000
Average daily balance outstanding during the year	$13,884,384	$176,712
Average annual interest rate paid during the year	1.97%	2.03%

The Bank offers a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company.

	2002	2001
Commercial deposits swept into commercial paper:
Balance at end of year	$15,015,692	$13,291,487
Weighted average interest rate at end of year	1.50%	2.00%
Maximum amount outstanding at any month-end during the year	$15,524,583	$14,865,776
Average daily balance outstanding during the year	$13,363,928	$10,668,425
Average annual interest rate paid during the year	1.96%	3.42%

13.	OTHER BORROWINGS

The Bank also borrows funds with maturities of one year or less from the Federal Home Loan Bank. There were no such borrowings in 2001 or 2000. Following is a summary of these borrowings:

2002
Federal Home Loan Bank borrowings with maturities of one year or less
Balance at end of year	$12,000,000
Weighted average interest rate at end of year	1.60%
Maximum amount outstanding at any month-end during the year	$12,000,000
Average daily balance outstanding during the year	$1,808,219
Average annual interest rate paid during the year	1.60%

GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2002 and 2001, this line of credit was $30,000,000 and $25,000,000, of which $28,198,129 and $21,063,834, respectively, were outstanding at year end. GLL requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold and construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on GLL’s borrowings under this arrangement. Under the terms of the loan agreement, GLL is required to meet certain financial conditions regarding adjusted tangible net worth and interest coverage. GLL was not in compliance with the adjusted tangible net worth requirement, however, the correspondent financial institution issued a waiver of the requirement for the year ended December 31, 2002.

14.	MATURITIES OF TIME DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2002 are as follows:

Year	Payments
2003	$194,791,960
2004	19,201,423
2005	12,877,340
2006	20,279,301
2008 and thereafter	7,259

Total	$247,157,283

15.	RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 80,081, 152,971 and 135,904 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2002, 2001 and 2000, respectively, because the options’ exercise prices were greater than the average market price of common shares. Following is the reconciliation of EPS for the years ended December 31, 2002, 2001 and 2000.

Basic and diluted earnings per share and weighted average shares outstanding for 2001 and 2000 have been restated to reflect the 5-for-4 stock split effected in the form of a stock dividend paid May 31, 2002 to shareholders of record on May 10, 2002.

	2002	2001	2000
BASIC EARNINGS PER SHARE
Net income	$15,102,300	$13,808,555	$15,574,583

Divide by: Weighted average shares outstanding	13,547,299	13,897,764	14,161,633

Basic earnings per share	$1.11	$0.99	$1.10

DILUTED EARNINGS PER SHARE
Net income	$15,102,300	$13,808,555	$15,574,583

Divide by: Weighted average shares outstanding	13,547,299	13,897,764	14,161,633
Potentially dilutive effect of stock options	5,270	2,363	12,635

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,552,569	13,900,127	14,174,268

Diluted earnings per share	$1.11	$0.99	$1.10

16.	REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and GLL. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2002, the Bank had undivided profits, as defined, of $105,467,200.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company (set forth in the table below) and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.

The Company’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital to risk weighted assets	$134,020	22.37%	$47,921	8.00%	$59,901	10.00%
Tier I capital to risk weighted assets	126,447	21.11%	23,960	4.00%	35,940	6.00%
Tier I capital to average assets	126,447	17.52%	28,876	4.00%	36,095	5.00%
As of December 31, 2001
Total capital to risk weighted assets	$130,641	24.09%	$43,388	8.00%	$54,235	10.00%
Tier I capital to risk weighted assets	124,215	22.90%	21,694	4.00%	32,541	6.00%
Tier I capital to average assets	124,215	17.80%	27,910	4.00%	34,887	5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $3,624,000 for the year ended December 31, 2002. The Bank maintained average reserve balances in excess of the requirements.

17.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,

Condensed Balance Sheets	2002	2001
Assets:
Cash on deposit with bank subsidiary	$15,891,441	$18,257,334
Investment in subsidiary bank at equity	117,907,574	111,995,087
Investment in subsidiary mortgage bank at equity	4,459,814	3,582,842
Other investments	4,438,658	4,110,143
Other assets	86,208	228,374

Total	$142,783,695	$138,173,780

Liabilities and Shareholders’ Equity:
Other borrowings	$15,015,692	$13,291,487
Other liabilities	325,161	100,977
Shareholders’ equity	127,442,842	124,781,316

Total	$142,783,695	$138,173,780

	For the Years Ended December 31,

Condensed Results of Operations	2002	2001	2000
Equity in earnings of subsidiary bank:
Dividends	$8,627,072	$13,913,195	$11,849,229
Earnings retained	5,577,290	(642,641)	3,990,387
Equity in earnings of subsidiary mortgage bank:
Dividends	326,155	61,090	169,535
Earnings retained	881,165	820,408	74,645
Income (expenses), net	(309,382)	(343,497)	(509,213)

Net income	$15,102,300	$13,808,555	$15,574,583

	For the Years Ended December 31,

Condensed Cash Flow	2002	2001	2000
Cash flows from operating activities:
Interest received	$304,653	$213,862	$189,778
Interest paid	(262,350)	(364,624)	(432,357)
Dividends received from subsidiary bank	8,627,072	13,913,195	11,849,229
Dividends received from subsidiary mortgage bank	326,155	61,090	169,535
Net cash used by other operating activities	(61,813)	(104,143)	(290,429)

Net cash provided by operating activities	8,933,717	13,719,380	11,485,756

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	300,000	—	—
Proceeds from sales of securities available for sale	56,599	506,226	—
Purchases of securities available for sale	(500,749)	(1,828,288)	(339,988)

Net cash used by investing activities	(144,150)	(1,322,062)	(339,988)

Cash flows from financing activities:
Net increase (decrease) in overnight borrowings	1,724,205	2,327,654	(854,109)
Net proceeds from issuance of common stock	—	337,847	293,813
Net dividends paid	(5,594,799)	(5,110,539)	(4,756,387)
Cash paid for fractional shares	(17,528)	—	—
Purchases of common stock for treasury	(7,267,338)	(3,767,609)	(6,353,652)

Net cash used by financing activities	(11,155,460)	(6,212,647)	(11,670,335)

Net increase (decrease) in cash	(2,365,893)	6,184,671	(524,567)
Cash at beginning of year	18,257,334	12,072,663	12,597,230

Cash at end of year	$15,891,441	$18,257,334	$12,072,663

(table concluded from previous page)

	For the Years Ended December 31,

Condensed Cash Flow	2002	2001	2000
Reconciliation of net income to net cash provided by operating activities:
Net income	$15,102,300	$13,808,555	$15,574,583

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,458,455)	(177,767)	(4,065,032)
Premium amortization and discount accretion, net	(1,761)	(1,774)	(1,428)
Gains on sales or calls of securities available for sale	(3,170)	(9,214)	—
Decrease (increase) in interest receivable	8,670	(33,162)	(1,932)
Decrease in other assets	61,949	44,587	82,376
Increase (decrease) in other liabilities	224,184	88,155	(102,811)

Total adjustments	(6,168,583)	(89,175)	(4,088,827)

Net cash provided by operating activities	$8,933,717	$13,719,380	$11,485,756

Supplemental disclosure of non-cash transactions:
Transfer from surplus to common stock due to stock split	$2,883,471	$—	$—
Increase in unrealized gains or losses on securities available for sale	179,434	114,890	93,973
Decrease in deferred income taxes on unrealized gains or losses on securities available for sale	(71,548)	(45,813)	(37,472)

18.	COMMITMENTS AND CONTINGENCIES

The Company’s subsidiaries are parties to financial instruments in the ordinary course of business. The Bank routinely enters into commitments to extend credit and issues standby letters of credit in order to meet the financing needs of its customers. Beginning in late 2002, GLL entered into forward commitments and options to sell mortgage-backed securities in an effort to reduce its exposure to interest rate risk resulting from a change in its process of managing its production of mortgage loan originations. The following table presents the contractual or notional amount of these financial instruments as of the dates indicated.

	December 31,

	2002	2001
Financial instruments whose contract amounts represent credit risk Commitments to extend credit	$87,675,231	$80,693,300
Standby letters of credit	6,664,731	2,957,344
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$17,981,335	$—

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

The Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is the contractual amount of those financial instruments. The Bank uses the same credit policies for making commitments and issuing standby letters of credit as it does for on-balance sheet financial instruments. Each customer’s creditworthiness is evaluated on an individual case-by-case basis. The amount and type of collateral, if deemed necessary by management, is based upon this evaluation of creditworthiness. Collateral held varies, but may include marketable securities, deposits, property, plant and equipment, investment assets, inventories and accounts receivable. Management does not anticipate any significant losses as a result of these financial instruments.

Forward commitments and options to sell mortgage-backed securities are contracts for delayed delivery of securities in which GLL agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the underlying securities’ values and interest rates.

Legal Proceedings

The nature of the businesses of the Company’s subsidiaries ordinarily results in a certain amount of litigation. The Company’s subsidiaries are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2002		December 31, 2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$33,384,612	$33,384,612	$27,058,013	$27,058,013
Marketable securities	124,924,296	128,732,795	159,185,159	160,356,507
Loans	556,539,488	556,916,717	503,984,471	508,388,350
Liabilities:
Demand deposits	300,092,032	300,092,032	241,887,120	241,887,120
Time deposits	247,157,283	250,316,798	280,895,599	283,197,039
Overnight borrowings	16,720,407	16,720,407	40,576,330	40,576,330
Other borrowings	45,677,313	45,677,313	23,257,111	23,257,111
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	87,675,231	—	80,693,300
Standby letters of credit	—	6,664,731	—	2,957,344

The fair values of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

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

The fair values for forward commitments and options to sell mortgage-backed securities are estimated based on quoted prices, if available, and are set forth in the following table.

	December 31, 2002		December 31, 2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$17,763,251	$17,763,251	$—	$—

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s mortgage banking subsidiary, GLL, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. GLL uses derivatives primarily to hedge the changes in the market values of the mortgage loans it generates and sells. The following table sets forth certain information about GLL’s derivative financial instruments as of December 31, 2002.

	December 31, 2002

		Estimated
	Notional	Fair
	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$17,981,335	$17,763,251

GLL classifies its derivatives in accordance with SFAS No. 133 as a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”). As of December 31, 2002, all of GLL’s derivative financial instruments were designated as fair value hedges. There instruments had net unrealized losses of $218,084, which were recorded in other liabilities. The maximum length of time over which GLL is hedging its exposure to changes in the fair value of its recorded mortgage assets is less than three months.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. GLL deals with large institutions with good credit ratings in their derivatives activities. Further, GLL has netting arrangements with the dealers with whom it does business. Because of these factors, GLL believes its credit risk exposure related to derivative contracts at December 31, 2002 was not material.

* * * * *

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$11,445,654	$11,253,789	$11,302,466	$11,708,617
Interest expense	2,897,584	2,703,359	2,667,918	2,533,561

Net interest income	8,548,070	8,550,430	8,634,548	9,175,056
Provision for loan losses	791,035	1,007,249	896,782	797,316

Net interest income after provision for loan losses	7,757,035	7,543,181	7,737,766	8,377,740
Other income	2,650,121	2,467,936	2,925,264	3,354,384
Other expense	4,820,180	5,090,311	5,017,793	5,387,950

Income before income taxes	5,586,976	4,920,806	5,645,237	6,344,174
Income taxes	1,804,637	1,469,271	1,962,653	2,158,332

Net income	$3,782,339	$3,451,535	$3,682,584	$4,185,842

Net income per share
Basic*	$0.28	$0.25	$0.27	$0.31
Diluted*	0.28	0.25	0.27	0.31
Average shares outstanding
Basic*	13,691,860	13,600,060	13,494,158	13,406,832
Diluted*	13,692,765	13,610,724	13,501,632	13,413,909

2001	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$14,096,359	$13,499,609	$12,714,285	$11,973,966
Interest expense	5,544,222	5,433,151	4,778,767	3,687,429

Net interest income	8,552,137	8,066,458	7,935,518	8,286,537
Provision for loan losses	699,898	2,010,680	798,497	707,697

Net interest income after provision for loan losses	7,852,239	6,055,778	7,137,021	7,578,840
Other income	2,446,857	2,329,945	2,489,665	2,873,593
Other expense	4,500,616	4,562,618	4,640,991	4,638,054

Income before income taxes	5,798,480	3,823,105	4,985,695	5,814,379
Income taxes	1,950,374	1,192,598	1,573,880	1,896,252

Net income	$3,848,106	$2,630,507	$3,411,815	$3,918,127

Net income per share
Basic*	$0.28	$0.19	$0.25	$0.28
Diluted*	0.28	0.19	0.25	0.28
Average shares outstanding
Basic*	13,926,886	13,895,333	13,872,594	13,797,284
Diluted*	13,932,342	13,896,348	13,874,830	13,798,664

*     Amounts reflect the 5-for-4 stock split paid May 31, 2002.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on pages 4 - 6 in the definitive proxy materials of the Company filed in connection with its 2003 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages 7 - 13 in the definitive proxy materials of the Company filed in connection with its 2003 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth on pages 2, 6 and 11 in the definitive proxy materials of the Company filed in connection with its 2003 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page 15 in the definitive proxy materials of the Company filed in connection with its 2003 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this report, and they concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K *

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

	10.		Material Contracts

		10.1.	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference

		10.2.	Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

		10.3.	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

		10.4.	Employment and Noncompetition Agreement, dated June 1, 1999, between GLL & Associates, Inc. and Gary L. Lackey filed as Exhibit 10.4. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

		10.5.	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference

		10.6.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.6. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.7.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.8.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.9.	Change of Control Agreement, dated January 1, 2002, between the Company and John A. Forlines, Jr. filed as Exhibit 10.9. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.10.	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.11.	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

		10.12.	Definitive Merger Agreement, dated December 18, 2002, between the Company and First Commerce Corporation filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K dated December 18, 2002 is incorporated herein by reference

		10.13.	Amendment to Definitive Merger Agreement, dated January 22, 2003, between the Company and First Commerce Corporation filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K dated January 23, 2003 is incorporated herein by reference

11.	Schedule of Computation of Net Income Per Share

The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies and Note 15. Reconciliation Of Basic And Diluted Earnings Per Share

	21.		Subsidiaries of the Registrant The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies

	23.		Consent of Independent Auditors

	99.1		Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2		Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.			Reports on Form 8-K

On October 15, 2002, the Company filed a report on Form 8-K regarding its October 15, 2002 news release in which it announced its earnings for the quarter ended September 30, 2002. The full text news release dated October 15, 2002 was attached as exhibit 99(a) to this Form 8-K filing.

On December 18, 2002, the Company filed a report on Form 8-K regarding its December 18, 2002 announcement of its signing of a definitive merger agreement providing for the merger of First Commerce Corporation of Charlotte, North Carolina and Bank of Granite Corporation, with Bank of Granite Corporation surviving the merger. The full text news release dated December 18, 2002 was attached as exhibit 99.1 to this Form 8-K filing.

On January 23, 2003, the Company filed a report on Form 8-K regarding its January 23, 2003 announcement of its signing of an amendment to its definitive merger agreement with First Commerce Corporation. The full text news release dated January 23, 2003 was attached as exhibit 99.1 to this Form 8-K filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION

By:	/s/ John A. Forlines, Jr. John A. Forlines, Jr. Chairman and Chief Executive Officer March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Forlines, Jr. John A. Forlines, Jr.	Chairman and Chief Executive Officer	March 10, 2003

/s/ Kirby A. Tyndall Kirby A. Tyndall, CPA	Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer	March 10, 2003

/s/ John N. Bray John N. Bray	Director	March 10, 2003

/s/ Paul M. Fleetwood, III Paul M. Fleetwood, III	Director	March 10, 2003

/s/ John A. Forlines, Jr. John A. Forlines, Jr.	Director	March 10, 2003

/s/ Barbara F. Freiman Barbara F. Freiman	Director	March 10, 2003

/s/ Hugh R. Gaither Hugh R. Gaither	Director	March 10, 2003

/s/ Charles M. Snipes Charles M. Snipes	Director	March 10, 2003

/s/ Boyd C. Wilson, Jr. Boyd C. Wilson, Jr., CPA	Director	March 10, 2003

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Forlines, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Bank of Granite Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ John A. Forlines, Jr. John A. Forlines, Jr. Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kirby A. Tyndall, certify that:

1. I have reviewed this annual report on Form 10-K of Bank of Granite Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Kirby A. Tyndall Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page
3.(i)	Bank of Granite Corporation’s Certificate of Incorporation	*

3.(ii)	Bank of Granite Corporation’s Bylaws	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan	*

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan	*

10.4	Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey	*

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan	*

10.6	Executive Supplemental Retirement Plan Executive Agreement between the Bank and John A. Forlines, Jr.	*

10.7	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes	*

10.8	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall	*

10.9	Change of Control Agreement between the Company and John A. Forlines, Jr.	*

10.10	Change of Control Agreement between the Company and Charles M. Snipes	*

10.11	Change of Control Agreement between the Company and Kirby A. Tyndall	*

10.12	Definitive Merger Agreement between the Company and First Commerce Corporation	*

10.13	Amendment to Definitive Merger Agreement between the Company and First Commerce Corporation	*

11	Schedule of Computation of Net Income Per Share	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Auditors	Filed herewith

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Incorporated herein by reference