Form 10-Q
period 2003-03-31
BANK OF GRANITE CORP
filed 2003-05-14
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
OR
[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number   0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Granite Falls, N.C	28630

(Address of principal executive offices)	(Zip Code)

(828) 496-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former
fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes [x]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value
13,209,357 shares outstanding as of April 30, 2003

Exhibit Index begins on page 31

Item 1. Financial Statements

Bank of Granite Corporation
Consolidated Balance Sheets
    (unaudited)

	March 31,	December 31,
	2003	2002
Assets:
Cash and cash equivalents:
Cash and due from banks	$30,076,310	$24,829,541
Interest-bearing deposits	3,349,041	2,655,071
Federal funds sold	9,200,000	5,900,000

Total cash and cash equivalents	42,625,351	33,384,612

Investment securities:
Available for sale, at fair value	52,934,583	52,264,131
Held to maturity, at amortized cost	70,051,387	72,660,165
Loans	544,050,422	533,185,315
Allowance for loan losses	(9,318,291)	(8,834,611)

Net loans	534,732,131	524,350,704

Mortgage loans held for sale	33,470,925	32,188,784

Premises and equipment, net	7,987,211	8,170,150
Accrued interest receivable	5,052,251	4,791,422
Investment in bank owned life insurance	9,210,749	9,106,748
Other assets	6,234,091	5,097,958

Total assets	$762,298,679	$742,014,674

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$101,680,814	$100,281,675
NOW accounts	89,064,206	89,142,366
Money market accounts	96,418,933	84,874,514
Savings accounts	25,641,983	25,793,477
Time deposits of $100,000 or more	121,172,287	114,696,822
Other time deposits	132,117,823	132,460,461

Total deposits	566,096,046	547,249,315
Overnight borrowings	14,232,066	16,720,407
Other borrowings	45,968,768	45,677,313
Accrued interest payable	1,115,399	1,189,364
Other liabilities	7,005,440	3,735,433

Total liabilities	634,417,719	614,571,832

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 14,420,986 shares in 2003 and 14,420,986 shares in 2002 Outstanding - 13,227,157 shares in 2003 and 13,333,674 shares in 2002	14,420,986	14,420,986
Capital surplus	20,694,133	20,694,133
Retained earnings	112,353,304	109,982,826
Accumulated other comprehensive income, net of deferred income taxes	905,141	995,539
Less: Cost of common stock in treasury; 1,193,829 shares in 2003 and 1,087,312 shares in 2002	(20,492,604)	(18,650,642)

Total shareholders’ equity	127,880,960	127,442,842

Total liabilities and shareholders’ equity	$762,298,679	$742,014,674

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Income
    (unaudited)

	Three Months
	Ended March 31,
	2003	2002
Interest income:
Interest and fees on loans	$9,889,233	$9,406,269
Federal funds sold	4,938	—
Interest-bearing deposits	11,581	4,229
Investments:
U.S. Treasury	—	28,918
U.S. Government agencies	622,163	973,106
States and political subdivisions	742,699	859,802
Other	91,580	173,330

Total interest income	11,362,194	11,445,654

Interest expense:
Time deposits of $100,000 or more	736,638	946,302
Other deposits	1,422,150	1,624,872
Overnight borrowings	57,999	225,170
Other borrowings	169,687	101,240

Total interest expense	2,386,474	2,897,584

Net interest income	8,975,720	8,548,070
Provision for loan losses	1,135,852	791,035

Net interest income after provision for loan losses	7,839,868	7,757,035

Other income:
Service charges on deposit accounts	1,392,641	1,220,492
Other service charges, fees and commissions	1,695,837	1,105,533
Securities losses	(11,809)	—
Other	256,536	324,096

Total other income	3,333,205	2,650,121

Other expenses:
Salaries and wages	2,872,777	2,465,474
Employee benefits	723,183	611,995
Occupancy expense, net	237,783	211,937
Equipment expense	258,269	362,078
Other	1,278,410	1,168,696

Total other expenses	5,370,422	4,820,180

Income before income taxes	5,802,651	5,586,976
Income taxes	1,965,468	1,804,637

Net income	$3,837,183	$3,782,339

Per share amounts:
Net income - Basic	$0.29	$0.28
Net income - Diluted	0.29	0.28
Cash dividends	0.11	0.10
Book value	9.67	9.18

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Comprehensive Income
    (unaudited)

	Three Months
	Ended March 31,
	2003	2002
Net income	$3,837,183	$3,782,339

Items of other comprehensive income:
Items of other comprehensive losses, before tax:
Unrealized gains (losses) on securities available for sale	(162,156)	(854,941)
Less: Reclassification adjustments for securities gains (losses) included in net income	(11,809)	—

Items of other comprehensive losses, before tax	(150,347)	(854,941)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(59,949)	(340,909)

Other comprehensive losses, net of tax	(90,398)	(514,032)

Comprehensive income	$3,746,785	$3,268,307

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Three Months
	Ended March 31,
	2003	2002
Common stock, $1 par value
At beginning of period	$14,420,986	$11,537,515

At end of period	14,420,986	11,537,515

Capital surplus
At beginning of period	20,694,133	23,577,604

At end of period	20,694,133	23,577,604

Retained earnings
At beginning of period	109,982,826	100,492,853
Net income	3,837,183	3,782,339
Cash dividends paid	(1,466,705)	(1,317,972)

At end of period	112,353,304	102,957,220

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	995,539	556,648
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(90,398)	(514,032)

At end of period	905,141	42,616

Cost of common stock in treasury
At beginning of period	(18,650,642)	(11,383,304)
Cost of common stock repurchased	(1,841,962)	(1,574,834)

At end of period	(20,492,604)	(12,958,138)

Total shareholders’ equity	$127,880,960	$125,156,817

Shares issued
At beginning of period	14,420,986	11,537,515

At end of period	14,420,986	11,537,515

Common shares in treasury
At beginning of period	(1,087,312)	(550,430)
Common shares repurchased	(106,517)	(75,674)

At end of period	(1,193,829)	(626,104)

Total shares outstanding	13,227,157	10,911,411

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows (unaudited)

	Three Months
	Ended March 31,
	2003	2002
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Interest received	$11,171,688	$11,227,052
Fees and commissions received	3,241,013	2,589,660
Interest paid	(2,460,439)	(3,316,840)
Cash paid to suppliers and employees	(4,520,568)	(5,699,681)
Income taxes paid	(541,000)	(333,583)

Net cash provided by operating activities	6,890,694	4,466,608

Cash flows from investing activities:
Proceeds from maturities and/or calls of securities available for sale	6,085,000	3,845,000
Proceeds from maturities and/or calls of securities held to maturity	1,970,925	5,965,000
Proceeds from sales of securities available for sale	187,635	—
Proceeds from sales of securities held to maturity	605,000	—
Purchase of securities available for sale	(7,142,713)	(206,755)
Net increase in loans	(11,517,279)	(10,256,838)
Net decrease (increase) in mortgage loans held for sale	(1,337,976)	6,158,702
Unrealized losses on hedged mortgage loan commitments	55,835	—
Unrealized hedging losses on contracts to sell mortgage-backed securities	92,810	—
Investment in bank owned life insurance	—	(194,000)
Capital expenditures	(226,279)	(106,604)
Proceeds from sale of fixed assets	235,909	917
Proceeds from sale of other real estate	—	97,197

Net cash provided by (used in) investing activities	(10,991,133)	5,302,619

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	12,713,904	4,877,496
Net increase (decrease) in time deposits	6,132,827	(7,663,698)
Net decrease in overnight borrowings	(2,488,341)	(1,154,812)
Net increase (decrease) in other borrowings	291,455	(6,001,474)
Dividend paid	(1,466,705)	(1,317,972)
Purchases of common stock for treasury	(1,841,962)	(1,574,834)

Net cash provided by (used in) financing activities	13,341,178	(12,835,294)

Net increase (decrease) in cash equivalents	9,240,739	(3,066,067)
Cash and cash equivalents at beginning of period	33,384,612	27,058,013

Cash and cash equivalents at end of period	$42,625,351	$23,991,946

See notes to consolidated financial statements.
(continued on next page)

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited) - (concluded)

	Three Months
	Ended March 31,
	2003	2002
Reconciliation of net income to net cash provided by operating activities:
Net Income	$3,837,183	$3,782,339

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214,489	279,618
Provision for loan loss	1,135,852	791,035
Premium amortization, net	70,323	44,235
Deferred income taxes	(146,041)	(296,943)
Losses on sales or calls of securities available for sale	12,359	—
Gains on calls of securities held to maturity	(550)	—
Losses (gains) on disposal or sale of equipment	(41,180)	6,541
Increase in taxes payable	1,570,509	1,767,997
Increase in accrued interest receivable	(260,829)	(262,837)
Decrease in interest payable	(73,965)	(419,256)
Increase in cash surrender value of bank owned life insurance	(104,001)	(60,461)
Increase in other assets	(930,143)	(666,783)
Increase (decrease) in other liabilities	1,606,688	(498,877)

Net adjustments to reconcile net income to net cash provided by operating activities	3,053,511	684,269

Net cash provided by operating activities	$6,890,694	$4,466,608

Supplemental disclosure of non-cash transactions:
Decrease in unrealized gains or losses on securities available for sale	$(150,347)	$(854,941)
Increase in deferred income taxes on unrealized gains or losses on securities available for sale	(59,949)	(340,909)
Transfer from loans to other real estate owned	650	135,867

See notes to consolidated financial statements.

Bank of Granite Corporation
 Notes to Consolidated Financial Statements
March 31, 2003

1.     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the “Company”) as of March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

Per share amounts and average shares have been adjusted to reflect the 5-for-4 stock split effected May 31, 2002.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2003.

2.     Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(in shares)	2003	2002
Weighted average shares outstanding	13,291,744	13,691,860
Potentially dilutive effect of stock options	2,023	905

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,293,767	13,692,765

3.     In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$89,192,730	$87,675,231
Letters of credit	7,123,414	6,664,731
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$43,627,925	$17,981,335

(continued on next page)

Bank of Granite Corporation
 Notes to Consolidated Financial Statements (continued)
March 31, 2003

The Company’s risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in interest rates associated with mortgage loans held for sale. In accordance with our risk management policy, such risk is hedged by entering into forward sale instruments. The instruments designated in these fair value hedges include forward sale agreements that are carried at market value with all changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument with changes in the fair value of the hedging instrument and the hedged item being recorded in the Company’s statement of income in accordance with SFAS No. 133.

4.     Pro Forma Net Income With Stock Option Compensation Costs Determined Using Fair Value Method - The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months
	Ended March 31,
	2003	2002
Net income as reported	$3,837,183	$3,782,339
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,987)	(15,840)

Pro forma net income	$3,823,196	$3,766,499

Net income per share as reported - Basic	$0.29	$0.28
- Diluted	0.29	0.28
Pro forma net income per share - Basic	0.29	0.28
- Diluted	0.29	0.28

(continued on next page)

Bank of Granite Corporation
 Notes to Consolidated Financial Statements (continued)
March 31, 2003

5.     New Accounting Standards - In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS No. 147 also modifies SFAS No. 144 to include in its scope long-term customer- relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long- lived assets.

Although SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations or financial position because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72 or SFAS No. 147.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 3. The adoption of FIN 45 did not have a material impact on results of operations or financial position.

(continued on next page)

Bank of Granite Corporation
 Notes to Consolidated Financial Statements (concluded)
March 31, 2003

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations. The Company currently plans to continue to account for stock options using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective for the Company on January 31, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for securities and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities Available for Sale.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s “Annual Report for the year ended December 31, 2002 on Form 10-K on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.

     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, periodic and systematic loan reviews, historical loan loss experience, value of the collateral and other risk factors.

     Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans that are deemed to be impaired (i.e. probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

     INVESTMENT SECURITIES - Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. Declines in the fair value of the individual held-to-maturity and available-for-sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

Pending Acquisition

     On December 18, 2002, the Company announced a definitive agreement to acquire First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. As of March 31, 2003, First Commerce had total assets of $178,602,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the merger agreement, as amended on January 22, 2003, the Company will issue 529,301 shares and $9,562,611 cash to First Commerce shareholders. For each share owned, First Commerce shareholders may select either (i) $18.73 cash; (ii) a combination of cash and stock; or (iii) 100% stock, subject to the pro rata allocations described in the agreement. The transaction, which will be accounted for as a purchase, is expected to close late in the second quarter of 2003, subject to approval by the First Commerce shareholders and bank regulators.

Changes in Financial Condition
 March 31, 2003 Compared With December 31, 2002

     Total assets increased $20,284,005, or 2.73%, from December 31, 2002 to March 31, 2003. Earning assets increased $14,202,892, or 2.03%, over the same three month period. Loans, the largest earning asset, increased $12,147,248, or 2.15%, over the same period, primarily because of a $10,340,310, or 1.96%, increase as of March 31, 2003 in loans of the Bank. Investment securities decreased $1,938,326, or 1.55%, as proceeds from calls and maturities of debt securities were used to fund the Bank’s loan growth. Cash and cash equivalents increased $9,240,739, or 27.68%, primarily due to a $5,246,769, or 21.13%, increase in cash and due from banks and a $3,300,000, or 55.93%, increase in funds sold overnight.

     Funding the asset growth was a combination of deposit growth and earnings retained, partially offset by a decline in borrowings. Deposits increased $18,846,731, or 3.44%, from December 31, 2002 to March 31, 2003. Demand, money market and savings deposits increased $12,713,904, or 4.24%, primarily due to an attractively priced premium money market deposit account that resulted in an increase of $11,544,419, or 13.60% in that category of accounts. Total time deposits increased $6,132,827, or 2.48%, from December 31, 2002 to March 31, 2003, which was attributable to a $6,475,465, or 5.65%, increase in time deposits of $100,000 or more from December 31, 2002 to March 31, 2003, partially offset by a decrease of $342,638, or 0.26%, in smaller time deposits. The Company’s loan to deposit ratio was 102.02% as of March 31, 2003 compared to 103.31% as of December 31, 2002, while the Bank’s loan to deposit ratio was 92.96% compared to 93.79% when comparing the same periods.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2002 to March 31, 2003, such overnight borrowings decreased $2,488,341, or 14.88%, reflecting a decrease of $3,045,944, or 20.29%, in lower overnight borrowings in the form of commercial paper, partially offset by an increase of $557,603 in higher overnight borrowings in the form of securities sold under agreements to repurchase. There was very little change in other borrowings from December 31, 2002 to March 31, 2003. Other liabilities increased $3,270,007, or 87.54%, from December 31, 2002 to March 31, 2003. primarily because of the combination of investment security purchases of approximately $2,500,000 that were in the process of settlement and a $1,274,442 increase in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

     Common stock outstanding decreased 106,517 shares, or 0.80%, from December 31, 2002 to March 31, 2003, due to shares repurchased at an average price of $17.29 under the Company’s stock repurchase plan. Earnings retained were $2,370,478 for the first three months of 2003, after paying cash dividends of $1,466,705. Accumulated other comprehensive income, net of deferred income taxes, decreased $90,398, or 9.08%, from December 31, 2002 to March 31, 2003, primarily because the value of securities available for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2003 such unfunded commitments to extend credit were $89,192,730, while commitments in the form of standby letters of credit totaled $7,123,414.

     The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to the repurchase rules of the Nasdaq Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by the its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares within the allowable limits for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares.

     In 2002, GLL changed the method in which it manages its mortgage loans in process. Prior to the change, as GLL committed to or locked in a mortgage rate with a customer, GLL would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in late September, GLL began waiting until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows GLL to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to GLL’s loans in process since rates may fluctuate subsequent to GLL’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against GLL subsequent to the rate commitment, GLL began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, GLL then buys the mortgage-backed security, thereby completing the hedge contract. GLL classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in the fair value of a recorded asset or liability, referred to as a “fair value” hedge. As of March 31, 2003, GLL held approximately $46,835,000 in open mortgage loan commitments with an estimated market value of approximately $47,086,000, an unrealized gain of approximately $251,000. Also as of March 31, 2003, GLL held approximately $43,628,000 in open mortgage-backed security commitments with an estimated market value of approximately $43,325,000, an unrealized loss of approximately $303,000. For the quarterly period ended March 31, 2003, there were realized gains on hedged mortgage loan commitments of $224,676 and realized losses of $43,594 on commitments to sell mortgage-backed securities.

     Except for the hedging strategy discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of March 31, 2003 and December 31, 2002 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At March 31, 2003, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $444,923,759, or 78.6%, of the Bank’s total deposits compared to $432,552,493, or 79.0%, of the Bank’s total deposits as of December 31, 2002.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2003, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2003, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $11,225,000 with the Federal Reserve Bank and $26,675,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2003, the Bank had a credit line of $27,258,000 collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. The line is secured by $33,969,000 of the mortgage loans originated by GLL and the Company serves as guarantor under the terms of this line. As of both March 31, 2003 and December 31, 2002, this line of credit was $30,000,000.

     The majority of the Company’s deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base is not generally subject to the level of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

     Management uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%, as discussed below. These methods are subject to the accuracy of the assumptions that underlie the process, however, the Company believes it provides a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

     Income simulation through modeling is one tool that the Company uses in the asset/liability management process. The Company also considers a number of other factors in determining its asset/liability and interest rate sensitivity management strategies. Management strives to determine the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. The Company’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to manage the Company’s balance sheet.

     As discussed above, the Bank simulates net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes is based upon numerous assumptions including relative and estimated levels of key interest rates. “Rate shocks” modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes.

     The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in the Company’s analysis of its interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

For the Three Month Period Ended March 31, 2003
Compared With the Same Period in 2002

     During the three month period ended March 31, 2003, the Company’s net income increased by 1.45% to $3,837,183 from the $3,782,339 earned in the same period of 2002. The increase primarily resulted from higher net interest income and fee income from mortgage originations, partially offset by higher provisions for loan losses and higher overhead expenses associated with originating mortgage loans.

Net Interest Income for the Quarterly Periods

     During the three month period ended March 31, 2003, the Company’s net interest income increased $427,650, or 5.00%, compared to the three months ended March 31, 2002, primarily due to higher loan demand and a slightly improved net interest margin. The Company’s net interest margin averaged 5.51% during the three month period, compared to 5.49% during the same period in 2002. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended March 31, 2003, interest income decreased by a modest $83,460 from the same period last year, primarily because of lower rates on loan and investment assets, which were partially offset by interest income from higher volumes of loans. Interest and fees on loans increased $482,964, or 5.13%, due to higher average volumes during the quarter, partially offset by lower rates. Yields on loans averaged 7.14% for the quarter, down from 7.46% for the same quarter last year. The prime lending rate during the three month period averaged 4.25% compared to 4.77% during the same period in 2002. Gross loans averaged $562,038,767 compared to $511,313,043 last year, an increase of $50,725,724, or 9.92%. Average loans of the Bank were $533,522,217 compared to $489,577,926 last year, an increase of $43,944,291, or 8.98%, while average loans of GLL were $28,516,550 compared to $21,735,117 last year, an increase of $6,781,433, or 31.20%. Interest on securities and overnight investments decreased $566,424, or 27.77%, due to lower average volumes invested during the quarter at lower average rates. Average securities and overnight investments were $127,654,858 compared to $154,919,496 last year, a decrease of $27,264,638, or 17.60%, as a result of more assets being deployed into loans during the quarter as compared to the same period of the previous year.

     Interest expense decreased $511,110, or 17.64%, primarily because of lower rates on and volumes of time deposits. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 1.88% for the quarter, down from 2.47% for the same quarter last year. Total interest-bearing deposits averaged $465,183,616 compared to $421,978,068 last year, an increase of $43,205,548, or 10.24%. Savings, NOW and money market deposits averaged $204,086,893 compared to $148,225,909 last year, an increase of $55,860,984, or 37.69%. Time deposits averaged $249,096,723 compared to $273,752,159 last year, a decrease of $24,655,436, or 9.01%. The Company believes that the decrease in time deposits may be attributable in part to lower time deposit rates relative to the somewhat comparable rates on more liquid deposit products. Overnight borrowings averaged $17,309,516 compared to $47,685,290 last year, a decrease of $30,375,774, or 63.70%, reflecting a decrease of $31,683,535, or 86.66%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $1,307,761, or 11.76%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $35,883,228 compared to $18,541,932 last year, an increase of $17,341,296, or 93.52%, reflecting an increase of $12,000,000 in average borrowings of the Bank and an increase of $5,341,296 in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

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

     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Bank’s Board of Directors. The Bank’s Board of Directors also review monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Company’s market area and due to higher levels of nonperforming loans resulting from the weak local economy, management believed it prudent to charge operations in the amount of $1,135,852 for the three month period ended March 31, 2003, to provide for future losses related to uncollectible loans. At March 31, 2003, the loan loss reserve was 1.64% of net loans outstanding compared to 1.59% as of December 31, 2002. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
	2003	2002
Allowance for loan losses, beginning of period	$8,834,611	$6,426,477

Net charge-offs:
Loans charged off:
Commercial, financial and agricultural	641,152	216,877
Credit cards and related plans	9,605	8,177
Installment loans to individuals	74,032	11,020
Demand deposit overdraft program	75,965	65,098

Total charge-offs	800,754	301,172

Recoveries of loans previously charged off:
Real estate	2,600	75,408
Commercial, financial and agricultural	77,518	78,545
Credit cards and related plans	810	1,025
Installment loans to individuals	8,828	15,455
Demand deposit overdraft program	58,826	57,472

Total recoveries	148,582	227,905

Total net charge-offs	652,172	73,267

Loss provisions charged to operations	1,135,852	791,035

Allowance for loan losses, end of period	$9,318,291	$7,144,245

Ratio of annualized net charge-offs during the period to average loans during the period	0.47%	0.06%
Allowance coverage of annualized net charge-offs	352.31%	2404.35%
Allowance as a percentage of gross loans	1.71%	1.43%
Allowance as a percentage of net loans	1.74%	1.45%

     Also due to the continued weak local economy, the 2003 quarter-to-date charge-off’s were substantially higher than those in the same period of the previous year. In the first quarter of 2003, the Company charged off $800,754, an increase of $499,582, of which $641,152 were related to commercial loans in default. The effects of the prolonged recession were also evidenced by increases in the Company’s allowance for loan losses as presented above and nonperforming asset levels as presented below. Although some portions of the local economy are beginning to show signs of growth, it is difficult to determine how long it will be before the local economy improves significantly.

     Nonperforming assets at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002
Nonperforming assets:
Nonaccrual loans	$5,078,610	$3,264,847
Loans past due 90 days or more and still accruing interest	2,240,569	1,152,998

Total nonperforming loans	7,319,179	4,417,845
Foreclosed properties	1,202,576	1,202,603

Total nonperforming assets	$8,521,755	$5,620,448

Nonperforming loans to total loans	1.35%	0.83%
Allowance coverage of nonperforming loans	127.31%	161.71%
Nonperforming assets to total assets	1.12%	0.76%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the first quarter would not have been materially different from the amount reported.

     The Company’s investment in impaired loans at March 31, 2003 and December 31, 2002 was as follows:

	March 31,	December 31,
	2003	2002
Investment in impaired loans:
Impaired loans still accruing interest	$2,167,339	$1,889,846
Accrued interest on accruing impaired loans	62,082	55,988
Impaired loans not accruing interest	5,078,610	3,264,847
Accrued interest on nonaccruing impaired loans	136,684	127,417

Total investment in impaired loans	$7,444,715	$5,338,098

Loan loss allowance related to impaired loans	$2,484,413	$2,195,850

     Loans are classified as non-accrual when the accrual of interest on such loans is discontinued because management believes that such interest will not be collected in a reasonable period of time. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as non-accrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer doubtful.

     When comparing March 31, 2003 with March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7,444,714 ($5,215,294 of which was on a non-accrual basis) and $4,652,162 ($3,381,857 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2003 and 2002 was not significantly different from the balance at March 31, 2003 and 2002, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,484,414 and $1,435,751 at March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company recognized interest income on those impaired loans of approximately $198,766 and $171,385, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended March 31, 2003, total noninterest income was $3,333,205, up $683,084, or 25.78%, from $2,650,121 earned in the same period of 2002, primarily because of higher fees from mortgage originations and refinancings. Fees on deposit accounts were $1,392,641 during the first quarter, up $172,149, or 14.10%, from $1,220,492 earned in the first quarter of 2002, primarily due to an increase in the Bank’s fees associated with demand deposit overdrafts. Other service fees and commissions were $1,695,837 for the first quarter of 2003, up $590,304, or 53.40%, from $1,105,533 earned in the same period of 2002. Included in other service fees was mortgage origination fee income of $1,460,671 for 2003, up $664,633, or 83.49%, from $796,038 earned in the same period of 2002. As mortgage rates continued to be at attractively low levels in 2003, mortgage origination activity remained strong. Total mortgage loans originated, including refinancings, during the three months ended March 31, 2003 and 2002 were $82,744,931 and $52,431,200, respectively. Also included in other service fees was fee income from sales of annuities of $41,801 for 2003, down $100,157, or 70.55%, from $141,958 earned in the same period of 2002, primarily because of generally lower rates on the annuities available in the market. There were no significant gains or losses on sales of securities in the first quarter of 2003 or 2002. Other noninterest income was $256,536 for the first quarter of 2003, down $67,560, or 20.85%, from $324,096 earned in the first quarter of 2002, primarily due to lower sales of small business loans partially offset by higher income from the Bank’s investment in bank owned life insurance. Management continued to place emphasis on nontraditional banking services such as annuities, life insurance, and sales of mortgages and small business loans, which produced $1,504,887 in nontraditional fee income during the first quarter of 2003, up 28.68% from the first quarter of 2002, though sales of mortgages accounted for most of the growth.

     First quarter 2003 noninterest expenses, or overhead, totaled $5,370,422, up $550,242, or 11.42%, from $4,820,180 in the same quarter of 2002, primarily because of higher personnel costs associated with the increase in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $3,595,960 during the quarter, up $518,491, or 16.85%, from $3,077,469 in 2002. Of the $518,491 increase in personnel costs, $331,554 were related to mortgage operations, while $186,937 were related to increased personnel costs of the Bank. Salaries and wages were $2,872,777 during the quarter, up $407,303, or 16.52%, from $2,465,474 in 2002, while employee benefits were $723,183, up $111,188, or 18.17%, compared to $611,995 in the first quarter of 2002. Bank salaries rose $91,189 or 5.52%, while mortgage-related salaries rose $316,114 or 38.82%.

     Noninterest expenses other than for personnel increased $31,751, or 1.82%, to $1,774,462 during the quarter from $1,742,711 incurred in the same period of 2002. Of this slight increase, GLL’s nonpersonnel costs increased $141,976, which were partially offset by a $97,424 decrease in the nonpersonnel costs of the Bank. Occupancy expenses for the quarter were $237,783, up $25,846, or 12.20%, from $211,937 in the same period of 2002. Equipment expenses were $258,269 during the first quarter, down $103,809, or 28.67%, from $362,078 in the same period of 2002. First quarter other noninterest expenses were $1,278,410 in 2003, up $109,714, or 9.39%, from $1,168,696 in the same quarter a year ago, primarily because of increases in the other noninterest costs of GLL’s mortgage origination activities. Income tax expense was $1,965,468 for the quarter, up $160,831, or 8.91%, from $1,804,637 for the 2002 first quarter. The effective tax rates were 33.87% and 32.30% for the first quarters of 2003 and 2002, respectively, and the increase was primarily because of lower relative levels of income in 2003 from tax-exempt loans and investments.

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

(a)	Exhibits

3.1	Certificate of Incorporation

Bank of Granite Corporation’s Restated Certificate of Incorporation, and Certificates of Amendment of Bank of Granite Corporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, are incorporated herein by reference.

3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included as Exhibit 3.1 hereto)

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference

10.2	Amendment to Definitive Merger Agreement, dated January 22, 2003, between the Company and First Commerce Corporation filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference

11.	Schedule of Computation of Net Income Per Share The information required by this item is set forth under Item 1 of Part I, Note 2

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On January 13, 2003, the Company filed a report on Form 8-K regarding its January 13, 2003 news release in which it announced its earnings for the quarter ended December 31, 2002. The full text news release dated January 13, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

On January 23, 2003, the Company filed a report on Form 8-K regarding its January 23, 2003 news release in which it announced its signing of an amendment to its definitive merger agreement with First Commerce Corporation. The full text news release dated January 23, 2003 was attached as Exhibit 99.1 to this Form 8-K filing. The Amendment to Merger Agreement dated as of January 22, 2003 between the Company and First Commerce Corporation was attached as Exhibit 99.2 to this Form 8-K filing. The Company also attached its updated investor presentation slides dated January 22, 2003 to reflect the Amendment to Merger Agreement as Exhibit 99.3 to this Form 8-K filing.

On March 21, 2003, the Company filed a report on Form 8-K regarding its March 21, 2003 news release in which the Company announced it had received the necessary banking regulatory approvals for its merger with First Commerce Corporation. The full text news release dated March 21, 2003 was attached as exhibit 99.1 to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: May 14, 2003	/s/ Kirby A. Tyndall Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

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

Date: May 14, 2003	/s/ John A. Forlines, Jr. John A. Forlines, Jr. Chairman and Chief Executive Officer

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

Date: May 14, 2003	/s/ Kirby A. Tyndall Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

Certificate of Incorporation, as amended	*

Bylaws of the Registrant	*

Form of stock certificate for Bank of Granite Corporation’s common stock	*

Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

Schedule of Computation of Net Income Per Share	*

Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended	*

Amendment to Definitive Merger Agreement, dated January 22, 2003, between the Company and First Commerce Corporation	*

Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

*	Incorporated herein by reference.