Form 10-Q
period 2003-06-30
BANK OF GRANITE CORP
filed 2003-08-14
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003
OR
[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _________________ to __________________

Commission file number 0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Granite Falls, N.C. (Address of principal executive offices)	28630 (Zip Code)

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

Common stock, $1 par value
13,164,802 shares outstanding as of July 31, 2003

Exhibit Index begins on page 33

Item 1. Financial Statements

Bank of Granite Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002
Assets:
Cash and cash equivalents:
Cash and due from banks	$30,465,199	$24,829,541
Interest-bearing deposits	4,024,844	2,655,071
Federal funds sold	15,800,000	5,900,000

Total cash and cash equivalents	50,290,043	33,384,612

Investment securities:
Available for sale, at fair value	59,227,287	52,264,131
Held to maturity, at amortized cost	62,061,338	72,660,165
Loans	567,301,335	533,185,315
Allowance for loan losses	(8,854,445)	(8,834,611)

Net loans	558,446,890	524,350,704

Mortgage loans held for sale	50,737,771	32,188,784

Premises and equipment, net	8,338,797	8,170,150
Accrued interest receivable	5,008,359	4,791,422
Investment in bank owned life insurance	9,314,246	9,106,748
Other assets	7,660,855	5,097,958

Total assets	$811,085,586	$742,014,674

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$106,011,205	$100,281,675
NOW accounts	93,511,668	89,142,366
Money market accounts	108,460,320	84,874,514
Savings accounts	26,125,859	25,793,477
Time deposits of $100,000 or more	127,192,525	114,696,822
Other time deposits	138,782,139	132,460,461

Total deposits	600,083,716	547,249,315
Overnight borrowings	12,815,530	16,720,407
Other borrowings	64,609,169	45,677,313
Accrued interest payable	1,140,880	1,189,364
Other liabilities	2,396,254	3,735,433

Total liabilities	681,045,549	614,571,832

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 14,421,173 shares in 2003 and 14,420,986 shares in 2002
Outstanding - 13,176,327 shares in 2003 and 13,333,674 shares in 2002	14,421,173	14,420,986
Capital surplus	20,697,237	20,694,133
Retained earnings	114,817,850	109,982,826
Accumulated other comprehensive income, net of deferred income taxes	1,495,694	995,539
Less: Cost of common stock in treasury;
1,244,846 shares in 2003 and 1,087,312 shares in 2002	(21,391,917)	(18,650,642)

Total shareholders’ equity	130,040,037	127,442,842

Total liabilities and shareholders’ equity	$811,085,586	$742,014,674

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees from loans	$9,069,022	$8,623,838	$17,872,105	$17,139,435
Interest and fees from mortgage banking	1,621,077	782,465	2,707,227	1,673,137
Federal funds sold	38,843	—	43,781	—
Interest-bearing deposits	31,067	7,640	42,648	11,869
Investments:
U.S. Treasury	—	28,814	—	57,732
U.S. Government agencies	543,024	855,210	1,165,187	1,828,316
States and political subdivisions	682,704	814,784	1,425,403	1,674,586
Other	89,493	141,038	181,073	314,368

Total interest income	12,075,230	11,253,789	23,437,424	22,699,443

Interest expense:
Time deposits of $100,000 or more	779,327	905,998	1,515,965	1,852,300
Other deposits	1,550,100	1,553,909	2,972,250	3,178,781
Overnight borrowings	49,132	168,288	107,131	393,458
Other borrowings	295,917	75,164	465,604	176,404

Total interest expense	2,674,476	2,703,359	5,060,950	5,600,943

Net interest income	9,400,754	8,550,430	18,376,474	17,098,500
Provision for loan losses	1,148,529	1,007,249	2,284,381	1,798,284

Net interest income after provision for loan losses	8,252,225	7,543,181	16,092,093	15,300,216

Other income:
Service charges on deposit accounts	1,378,421	1,316,241	2,771,062	2,536,733
Other service charges, fees and commissions	210,107	243,848	445,273	553,343
Mortgage banking income	1,954,490	764,801	3,415,161	1,560,839
Securities gains	24,177	3,170	12,368	3,170
Other	250,060	139,876	506,596	463,972

Total other income	3,817,255	2,467,936	7,150,460	5,118,057

Other expenses:
Salaries and wages	3,486,451	2,464,305	6,359,228	4,929,779
Employee benefits	539,591	654,883	1,262,774	1,266,878
Occupancy expense, net	260,676	231,649	498,459	443,586
Equipment expense	340,952	383,757	599,221	745,835
Other	1,508,555	1,355,717	2,786,965	2,524,413

Total other expenses	6,136,225	5,090,311	11,506,647	9,910,491

Income before income taxes	5,933,255	4,920,806	11,735,906	10,507,782
Income taxes	2,014,098	1,469,271	3,979,566	3,273,908

Net income	$3,919,157	$3,451,535	$7,756,340	$7,233,874

Per share amounts:
Net income - Basic	$0.30	$0.25	$0.59	$0.53
Net income - Diluted	0.30	0.25	0.59	0.53
Cash dividends	0.11	0.10	0.22	0.19
Book value			9.87	9.32

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of
Comprehensive Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net income	$3,919,157	$3,451,535	$7,756,340	$7,233,874

Items of other comprehensive income:
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale	627,163	1,197,531	465,007	342,590
Less: Reclassification adjustments for securities gains included in net income	24,177	3,170	12,368	3,170
Unrealized gains on mortgages held for sale	380,013	—	380,013	—

Items of other comprehensive income, before tax	982,999	1,194,361	832,652	339,420
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	240,442	476,249	180,493	135,340
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgages held for sale	152,004	—	152,004	—

Other comprehensive income, net of tax	590,553	718,112	500,155	204,080

Comprehensive income	$4,509,710	$4,169,647	$8,256,495	$7,437,954

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Changes in
Shareholders’ Equity (unaudited)

	Six Months
	Ended June 30,
	2003	2002
Common stock, $1 par value
At beginning of period	$14,420,986	$11,537,515
Shares issued under incentive stock option plans	187	—
Transferred from capital surplus for shares issued due to stock splits	—	2,883,471

At end of period	14,421,173	14,420,986

Capital surplus
At beginning of period	20,694,133	23,577,604
Shares issued under incentive stock option plans	3,104	—
Transferred to common stock for shares issued due to stock splits	—	(2,883,471)

At end of period	20,697,237	20,694,133

Retained earnings
At beginning of period	109,982,826	100,492,853
Net income	7,756,340	7,233,874
Cash dividends paid	(2,921,316)	(2,627,342)
Cash paid for fractional shares	—	(17,528)

At end of period	114,817,850	105,081,857

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	995,539	556,648
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	272,146	204,080
Net change in unrealized gains or losses on mortgages held for sale, net of deferred income taxes	228,009	—

At end of period	1,495,694	760,728

Cost of common stock in treasury
At beginning of period	(18,650,642)	(11,383,304)
Cost of common stock repurchased	(2,741,275)	(3,456,631)

At end of period	(21,391,917)	(14,839,935)

Total shareholders’ equity	$130,040,037	$126,117,769

Shares issued
At beginning of period	14,420,986	11,537,515
Shares issued under incentive stock option plans	187	—
Shares issued due to stock splits	—	2,883,471

At end of period	14,421,173	14,420,986

Common shares in treasury
At beginning of period	(1,087,312)	(550,430)
Common shares repurchased	(157,534)	(331,375)

At end of period	(1,244,846)	(881,805)

Total shares outstanding	13,176,327	13,539,181

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows
    (unaudited)

	Six Months
	Ended June 30,
	2003	2002
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Interest received	$23,361,439	$23,123,644
Fees and commissions received	6,930,594	4,714,095
Interest paid	(5,109,434)	(6,120,482)
Cash paid to suppliers and employees	(14,244,749)	(9,970,252)
Income taxes paid	(4,724,000)	(4,556,583)

Net cash provided by operating activities	6,213,850	7,190,422

Cash flows from investing activities:
Proceeds from maturities and/or calls of securities available for sale	15,085,000	14,122,750
Proceeds from maturities and/or calls of securities held to maturity	10,549,425	12,647,875
Proceeds from sales of securities available for sale	397,235	56,599
Purchase of securities available for sale	(22,071,933)	(224,880)
Net increase in loans	(36,380,567)	(18,483,147)
Net decrease (increase) in mortgage loans held for sale	(18,168,976)	10,499,265
Unrealized gains on hedged mortgage loan commitments	(243,315)	—
Unrealized hedging gains on contracts to sell mortgage-backed securities	(136,696)	—
Investment in bank owned life insurance	—	(194,000)
Capital expenditures	(777,276)	(255,377)
Proceeds from sale of fixed assets	235,909	917
Proceeds from sale of other real estate	695	97,197

Net cash provided by (used in) investing activities	(51,510,499)	18,267,199

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	34,017,020	10,096,833
Net increase (decrease) in time deposits	18,817,381	(10,839,279)
Net decrease in overnight borrowings	(3,904,877)	(2,862,161)
Net increase (decrease) in other borrowings	18,931,856	(10,551,982)
Net proceeds from issuance of common stock	3,291	—
Dividend paid	(2,921,316)	(2,627,342)
Purchases of common stock for treasury	(2,741,275)	(3,456,631)
Cash paid in lieu of issuing fractional shares due to stock splits	—	(17,528)

Net cash provided by (used in) financing activities	62,202,080	(20,258,090)

Net increase in cash equivalents	16,905,431	5,199,531
Cash and cash equivalents at beginning of period	33,384,612	27,058,013

Cash and cash equivalents at end of period	$50,290,043	$32,257,544

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited) - (concluded)

	Six Months
	Ended June 30,
	2003	2002
Reconciliation of net income to net cash provided by operating activities:
Net Income	$7,756,340	$7,233,874

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413,901	560,665
Provision for loan loss	2,284,381	1,798,284
Premium amortization, net	140,952	70,130
Deferred income taxes	(1,615)	(477,062)
Gains on sales or calls of securities available for sale	(2,403)	(3,170)
Gains on calls of securities held to maturity	(9,965)	—
Losses (gains) on disposal or sale of equipment	(41,180)	6,541
Losses on disposal or sale of other real estate	—	9,293
Decrease in taxes payable	(742,819)	(805,613)
Decrease (increase) in accrued interest receivable	(216,937)	354,071
Decrease in interest payable	(48,484)	(519,539)
Increase in cash surrender value of bank owned life insurance	(207,498)	(400,792)
Increase in other assets	(2,651,159)	(686,853)
Increase (decrease) in other liabilities	(459,664)	50,593

Net adjustments to reconcile net income to net cash provided by operating activities	(1,542,490)	(43,452)

Net cash provided by operating activities	$6,213,850	$7,190,422

Supplemental disclosure of non-cash transactions:
Increase in unrealized gains or losses on securities available for sale	$452,639	$339,420
Increase in deferred income taxes on unrealized gains or losses on securities available for sale	180,493	135,340
Increase in unrealized gains or losses on mortgages held for sale	380,013	—
Increase in deferred income taxes on unrealized gains or losses on mortgages held for sale	152,004	—
Transfer from loans to other real estate owned	1,375,828	360,825

See notes to consolidated financial statements.

Bank of Granite Corporation
Notes to Consolidated Financial Statements
June 30, 2003

1.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Bank of Granite Corporation (the “Company”) as of June 30, 2003 and December 31, 2002, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2003.

2.  Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in shares)	2003	2002	2003	2002
Weighted average shares outstanding	13,197,696	13,600,060	13,244,460	13,645,707
Potentially dilutive effect of stock options	2,438	10,664	2,221	3,652

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,200,134	13,610,724	13,246,681	13,649,359

3.  In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$97,211,743	$87,675,231
Letters of credit	7,148,065	6,664,731
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$56,083,280	$17,981,335

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
June 30, 2003

The Company’s risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in interest rates associated with mortgage loans held for sale. In accordance with our risk management policy, such risk is hedged by entering into forward sale instruments. The instruments designated in these fair value hedges include forward sale agreements that are carried at market value with all changes in fair value recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument with changes in the fair value of the hedging instrument and the hedged item being recorded in the Company’s statement of income in accordance with SFAS No. 133.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net income as reported	$3,919,157	3,451,535	$7,756,340	$7,233,874
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,888)	(15,668)	(27,777)	(31,337)

Pro forma net income	$3,905,269	$3,435,867	$7,728,563	$7,202,537

Net income per share as reported - Basic	$0.30	$0.25	$0.59	$0.53
- Diluted	0.30	0.25	0.59	0.53
Pro forma net income per share - Basic	0.30	0.25	0.58	0.53
- Diluted	0.30	0.25	0.58	0.53

The Company computes its estimation of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	2003	2002
Option value, aggregate	$6.68	$6.68
Risk-free rate	2.92%	2.92%
Average expected term (years)	5.6years	5.6years
Expected volatility	44.63%	44.63%
Expected dividend yield	2.28%	2.28%
Expected turnover	2.07%	2.07%

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
June 30, 2003

5.  New Accounting Standards — In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS No. 147 also modifies SFAS No. 144 to include in its scope long-term customer- relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long- lived assets.

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

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (concluded)
June 30, 2003

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations. The Company currently plans to continue to account for stock options using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after June 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders’ equity or separately classifying them as mezzanine equity. This Statement was effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company in the third quarter of 2003. The Company has not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 is not expected to affect the Company’s results of operations, financial position or disclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for securities and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities Available for Sale.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s “Annual Report for the year ended December 31, 2002 on Form 10-K on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.

     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, periodic and systematic loan reviews, historical loan loss experience, value of the collateral and other risk factors.

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

     INVESTMENT SECURITIES — Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. Declines in the fair value of the individual held-to-maturity and available-for-sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. This review is inherently subjective as it requires material estimates regarding credit quality and assumptions regarding future interest rates. Unanticipated future adverse changes in credit conditions or significantly higher sustained interest rates could result in material adjustments to the value of the security that could adversely impact earnings in future periods should the security become uncollectible or have to be sold after a decline in its value.

Recent Acquisition

     On December 18, 2002, the Company announced a definitive agreement to acquire First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. As of June 30, 2003, First Commerce had total assets of $187,477,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the merger agreement, as amended on January 22, 2003, the Company will issue 529,301 shares of common stock and $9,562,611 cash to First Commerce shareholders. For each share owned, First Commerce shareholders may elect merger consideration of either (i) $18.73 cash; (ii) a combination of cash and stock; or (iii) 100% common stock, subject to the pro rata allocations described in the agreement. The transaction, which will be accounted for as a purchase, closed on July 15, 2003. The merger consideration will be issued and paid to the First Commerce shareholders following the August 13, 2003 close of the merger consideration election period.

Changes in Financial Condition
June 30, 2003 Compared With December 31, 2002

     Total assets increased $69,070,912, or 9.31%, from December 31, 2002 to June 30, 2003. Earning assets increased $60,299,109, or 8.63%, over the same six month period. As reflected in the table below, loans, the largest earning asset, increased $34,116,020, or 6.40%, over the same period, primarily because of a $32,349,588, or 6.12%, increase as of June 30, 2003 in loans of the Bank, largely due to $16,541,539 in loan volumes originated by the Bank’s new loan production offices in two new markets. Mortgage loans held for sale by GLL increased by $18,548,987, or 57.63%, as of June 30, 2003, due to higher mortgage origination and refinancing activities primarily because of continued low mortgage interest rates. Investment securities decreased $3,635,671, or 2.91%, because calls and maturities of debt securities were used to partially fund loan growth. Cash and cash equivalents increased $16,905,431, or 50.64%, Federal funds sold increased $9,900,000, or 167.80%, while cash and due from banks increased $5,635,658, or 22.70%. Also during this period, other assets increased $2,562,897, or 50.27%, primarily because of a $1,375,654, or 114.39%, increase in foreclosed properties.

     Loans at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002
Real estate - Construction	$76,602,533	$75,382,555
Real estate - Mortgage	264,829,482	245,759,454
Commercial, financial and agricultural	187,914,737	175,408,637
Consumer	38,031,528	37,045,878
All other loans	846,609	449,251

	568,224,889	534,045,775
Deferred origination fees, net	(923,554)	(860,460)

Total loans	$567,301,335	$533,185,315

Mortgage loans held for sale	$50,737,771	$32,188,784

     The asset growth was funded by a combination of growth in deposits and other borrowings, and earnings retained, partially offset by a decline in overnight borrowings. Deposits increased $52,834,401, or 9.65%, from December 31, 2002 to June 30, 2003. Noninterest-bearing demand deposits increased $5,729,530, or 5.71%, over the same six month period, while interest-bearing demand deposits increased $27,955,108, or 16.06%, over the same period. The increase in interest-bearing demand deposits reflected a $4,369,302, or 4.90%, increase in NOW account deposits and a $23,585,806, or 27.79%, increase in money market deposits. primarily due to the Bank’s premium money market account that carried a competitive rate. Time deposits increased $18,817,381, or 7.61%, over the six month period. Time deposits greater than $100,000 increased $12,495,703, or 10.89%, while other time deposits increased $6,321,678, or 4.77%. The Company’s loan to deposit ratio was 94.54% as of June 30, 2003 compared to 97.43% as of December 31, 2002, while the Bank’s loan to deposit ratio was 91.19% compared to 93.79% when comparing the same periods. These ratios are expected to be lower upon the closing of the First Commerce acquisition.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2002 to June 30, 2003, such overnight borrowings decreased $3,904,877, or 23.35%, reflecting a decrease of $4,193,315, or 27.93%, in commercial paper, partially offset by an increase of $288,438, or 16.92%, in higher overnight borrowings from federal funds purchased and securities sold under agreements to repurchase. Other borrowings increased $18,931,856, or 41.45%, reflecting an increase in temporary borrowings by GLL primarily due to higher mortgage origination activity. Other liabilities decreased $1,339,179, or 35.85%, from December 31, 2002 to June 30, 2003, primarily because of a $742,819 decrease in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

     Common stock outstanding decreased 157,347 shares, or 1.18%, from December 31, 2002 to June 30, 2003, primarily due to shares repurchased under the Company’s stock repurchase plan. From December 31, 2002 through June 30, 2003, the Company repurchased 157,534 shares of its common stock at an average price of $17.40. Earnings retained were $4,835,024 for the first six months of 2003, after paying cash dividends of $2,921,316. Accumulated other comprehensive income, net of deferred income taxes, increased $500,155, or 50.24%, from December 31, 2002 to June 30, 2003, primarily because the value of securities available for sale and mortgages held for sale rose when interest rates on longer term bonds fell during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2003 such unfunded commitments to extend credit were $97,211,743, while commitments in the form of standby letters of credit totaled $7,148,065.

     The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the Nasdaq Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by the its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares.

     In 2002, GLL changed the method in which it manages its mortgage loans in process. Prior to the change, as GLL committed to or locked in a mortgage rate with a customer, GLL would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in late September 2002, GLL began waiting until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows GLL to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to GLL’s loans in process since rates may fluctuate subsequent to GLL’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against GLL subsequent to the rate commitment, GLL began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, GLL then buys the mortgage-backed security, thereby completing the hedge contract. GLL classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from a recorded asset or liability, referred to as a “cash flow” hedge. As of June 30, 2003, GLL held approximately $57,960,000 in open mortgage loan commitments with an estimated market value of approximately $58,203,000, an unrealized gain of approximately $243,000. Also as of June 30, 2003, GLL held approximately $56,083,000 in open mortgage-backed security commitments with an estimated market value of approximately $56,220,000, an unrealized gain of approximately $137,000. For the quarterly period ended June 30, 2003, there were realized gains on hedged mortgage loan commitments of $346,120 and realized losses of $452,192 on commitments to sell mortgage-backed securities.

     Except for the hedging strategy discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of June 30, 2003 and December 31, 2002 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At June 30, 2003, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $472,891,191, or 78.8%, of the Bank’s total deposits compared to $432,552,493, or 79.0%, of the Bank’s total deposits as of December 31, 2002.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2003, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2003, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $9,458,000 with the Federal Reserve Bank and $29,100,000 with the Federal Home Loan Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2003, the Bank had a line of credit in the amount of $30,489,000, which was collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2003, the line was secured by $50,000,000 of the mortgage loans originated by GLL. The Company serves as guarantor under the terms of this line. As of June 30, 2003 and December 31, 2002, this line of credit was $50,000,000 and $30,000,000, respectively.

     On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the merger consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2003, the Company had not borrowed any funds against this line of credit.

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

     Management uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1) gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%, as discussed below. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

Results of Operations
For the Three Month Period Ended June 30, 2003 Compared With
the Same Period in 2002 and for the Six Month Period Ended
June 30, 2003 Compared With the Same Period in 2002

     During the three month period ended June 30, 2003, the Company’s net income increased to $3,919,157, or 13.55%, from the $3,451,535 earned in the same period of 2002. The increase primarily resulted from higher net interest and fee income from mortgage origination activities, partially offset by higher loan loss provisions related to banking operations. For essentially the same reasons, year-to-date net income was also higher. For the first six months of 2003, net income was $7,756,340, up $522,466, or 7.22%, from the $7,233,874 earned in the same year-to-date period of 2002.

Net Interest Income for the Quarterly Periods

     During the three month period ended June 30, 2003, the Company’s net interest income increased $850,324, or 9.94%, compared to the three months ended June 30, 2002, primarily due to higher net interest income from mortgage origination activities. The Company’s net interest margin averaged 5.29% during the three month period compared to 5.48% during the same period in 2002. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended June 30, 2003, interest income increased $821,441, or 7.30%, from the same period last year, with growth in interest income from higher volumes of mortgage loans being partially offset by reduced interest income due to lower rates on loans in general. Interest and fees on loans increased $1,283,796, or 13.65%, due to higher average mortgage origination volumes during the quarter. Yields on loans averaged 7.11% for the quarter, down from 7.34% for the same quarter last year. The prime lending rate during the three month period averaged 4.25% compared to 4.75% during the same period in 2002. Gross loans averaged $603,001,079 compared to $514,202,647 last year, an increase of $88,798,432, or 17.27%. Average loans of the Bank were $553,019,503 compared to $497,576,490 last year, an increase of $55,443,013, or 11.14%, while average loans of GLL were $49,981,576 compared to $16,626,157 last year, an increase of $33,355,419, or 200.62%, which resulted primarily from higher levels of mortgage origination and refinancing activities as a result of attractive low rates on mortgages. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Interest on securities and overnight investments decreased $462,355, or 25.03%, due to lower average volumes invested at lower average rates during the quarter. Average securities and overnight investments were $137,671,682 compared to $143,562,962 last year, a decrease of $5,891,280, or 4.10%.

     Interest expense decreased by a modest $28,883, or 1.07%, primarily because lower interest expense from lower rates on interest-bearing deposits and other borrowings slightly outpaced the higher interest expense attributable to growth in interest-bearing deposits and other borrowings. Time deposits generally pay a higher rate of interest than most other types of deposits. Overall, rates on interest-bearing deposits averaged 1.94% for the quarter, down from 2.31% for the same quarter last year. Total interest-bearing deposits averaged $480,556,832 compared to $427,414,788 last year, an increase of $53,142,044, or 12.43%. Savings, NOW and money market deposits averaged $221,244,427 compared to $156,539,671 last year, an increase of $64,704,756, or 41.33%, primarily due to a $60,592,895 growth in money market deposits because of a new premium money market account offering that carried an attractive introductory interest rate. Time deposits averaged $259,312,405 compared to $270,875,117 last year, a decrease of $11,562,712, or 4.27%. Overnight and other borrowings averaged $71,626,032 compared to $48,296,232 last year, an increase of $23,329,800, or 48.31%, due to an increase of $32,084,550, or 239.10%, in temporary borrowings of GLL primarily due to higher mortgage origination activity, partially offset by a decrease of $8,067,937, or 36.35%, in average overnight and other borrowings of the Bank. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

Net Interest Income for the Year-to-Date Periods

     For substantially the same reasons as during the second quarter, the Company’s net interest income increased $1,277,974, or 7.47%, during the six month period ended June 30, 2003 compared to the same period in 2002, primarily due to higher net interest income from mortgage origination activities. The Company’s net interest margin averaged 5.40% for the year-to-date period, down from 5.48% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     As was the case for the second quarter, growth in interest income from higher volumes of mortgage loans was partially offset by reduced interest income due to lower rates on loans in general. During the first six months of 2003, interest income increased $737,981, or 3.25%, from the same period last year primarily because the growth in interest income from higher volumes of mortgage loans was partially offset by reduced interest income due to lower rates on loans in general. Interest and fees on loans increased $1,766,760, or 9.39%, primarily due to higher average mortgage origination volumes during the year-to-date period. Yields on loans averaged 7.12% for the year-to-date period, down from 7.40% for the same period last year. The prime rate during the six month period averaged 4.25% compared to 4.76% during the same period in 2002. Gross loans averaged $582,519,923 compared to $512,757,845 last year, an increase of $69,762,078, or 13.61%. Average loans of the Bank were $543,270,860 compared to $493,577,208 last year, an increase of $49,693,652, or 10.07%, while average loans of GLL were $39,249,063 compared to $19,180,637 last year, an increase of $20,068,426, or 104.63%, which resulted primarily from higher levels of mortgage origination and refinancing activities as a result of attractive low rates on mortgages. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Interest on securities and overnight investments decreased $1,028,779, or 26.47%, due to both lower average volumes invested during the period and lower rates on invested balances. Average securities and overnight investments were $132,663,270 compared to $149,241,229 last year, a decrease of $16,577,959, or 11.11%.

     Interest expense decreased $539,993, or 9.64%, primarily because lower interest expense from lower rates on interest-bearing deposits and borrowings outpaced the additional interest expense attributable to the growth in the balances of such deposits and borrowings. Rates on interest-bearing deposits averaged 1.94% for the year-to-date period, down from 2.39% for the same period last year. Interest-bearing deposits averaged $466,870,224 compared to $424,696,428 last year, an increase of $42,173,796, or 9.93%. Time deposits averaged $254,204,564 compared to $272,313,638 last year, a decrease of $18,109,074, or 6.65%. Overnight and other borrowings averaged $62,409,388 compared to $57,261,727 last year, an increase of $5,147,661, or 8.99%, primarily due to an increase of $18,712,923, or 117.10%, in temporary borrowings of GLL, primarily due to higher mortgage origination activity partially offset by a decrease of $13,875,736, or 47.23%, in average overnight and other borrowings of the Bank. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to on current information, it is probable that Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114 “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

     The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, expected future cash flows, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time and management’s estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the allowance for loan losses is assessed, including the average term of the portfolio. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates relative to each portfolio.

     The unallocated allowance is determined through management’s assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects management’s acknowledgement of the imprecision and subjectivity that underlie the modeling of credit risk.

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended June 30, 2003 as compared to the twelve months ended December 31, 2002. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Company’s market area and due to higher levels of nonperforming loans resulting from the weak local economy, management believed it prudent to charge operations in the amounts of $1,148,529 and $2,284,381 for the three and six month periods ended June 30, 2003, respectively, to provide for future losses related to uncollectible loans. The amounts compared to $1,007,249 and $1,798,284, respectively, for the comparable periods in 2002. At June 30, 2003, the loan loss reserve was 1.59% of net loans outstanding compared to 1.68% as of December 31, 2002 and 1.54% at June 30, 2002. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Allowance for loan losses, beginning of period	$9,318,291	$7,144,245	$8,834,611	$6,426,477

Net charge-offs:
Loans charged off:
Real estate	581,544	110,947	581,544	110,947
Commercial, financial and agricultural	730,591	235,248	1,371,743	452,125
Credit cards and related plans	11,003	7,129	20,608	15,306
Installment loans to individuals	253,819	87,597	327,851	98,617
Demand deposit overdraft program	101,304	84,735	177,269	149,833

Total charge-offs	1,678,261	525,656	2,479,015	826,828

Recoveries of loans previously charged off:
Real estate	—	500	2,600	75,908
Commercial, financial and agricultural	13,877	15,007	91,395	93,552
Credit cards and related plans	150	196	960	1,221
Installment loans to individuals	14,940	7,340	23,768	22,795
Demand deposit overdraft program	36,919	31,823	95,745	89,295

Total recoveries	65,886	54,866	214,468	282,771

Total net charge-offs	1,612,375	470,790	2,264,547	544,057

Loss provisions charged to operations	1,148,529	1,007,249	2,284,381	1,798,284

Allowance for loan losses, end of period	$8,854,445	$7,680,704	$8,854,445	$7,680,704

Ratio of annualized net charge-offs during the period to average loans during the period	1.07%	0.37%	0.78%	0.21%
Allowance coverage of annualized net charge-offs	136.91%	406.75%	193.89%	700.07%
Allowance as a percentage of gross loans			1.56%	1.52%
Allowance as a percentage of net loans			1.59%	1.54%

     Also due to the continued weak local economy, 2003 charge-off’s were substantially higher than those in the same period of the previous year. In the second quarter of 2003, the Company charged off $1,678,261, an increase of $1,152,605 over the comparable period in 2002, of which $730,591 were related to commercial loans in default. Year-to date charge-offs were $2,479,015, an increase of $1,652,187 over the comparable period in 2002, of which $1,371,743 were related to commercial loans in default. The effects of a prolonged recession in the Company’s market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $9,235,433 at June 30, 2003 as compared with $6,554,602 and $6,967,127 at December 31, 2002 and June 30, 2002, respectively. Although some portions of the local economy are beginning to show signs of growth, it is difficult to determine how long it will be before the local economy improves significantly.

     Nonperforming assets at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002
Nonperforming assets:
Nonaccrual loans	$4,019,080	$3,264,847
Loans past due 90 days or more and still accruing interest	4,397,383	1,152,998

Total nonperforming loans	8,416,463	4,417,845
Foreclosed properties	2,578,257	1,202,603

Total nonperforming assets	$10,994,720	$5,620,448

Nonperforming loans to total loans	1.48%	0.83%
Allowance coverage of nonperforming loans	105.20%	173.86%
Nonperforming assets to total assets	1.36%	0.76%

     If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the quarter-to-date and year-to-date periods would not have been materially different from the amounts reported.

     The Company’s investment in impaired loans at June 30, 2003 and December 31, 2002 was as follows:

	June 30,	December 31,
	2003	2002
Investment in impaired loans:
Impaired loans still accruing interest	$1,906,216	$1,889,846
Accrued interest on accruing impaired loans	76,248	55,988
Impaired loans not accruing interest	4,019,080	3,264,847
Accrued interest on nonaccruing impaired loans	162,349	127,417

Total investment in impaired loans	$6,163,893	$5,338,098

Loan loss allowance related to impaired loans	$1,701,632	$2,195,850

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

     When comparing June 30, 2003 with June 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,163,893 ($4,181,429 of which was on a non-accrual basis) and $6,408,400 ($2,859,121 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2003 and 2002 was not significantly different from the balance at June 30, 2003 and 2002, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $1,701,633 and $1,505,439 at June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the Company recognized interest income on those impaired loans of approximately $238,597 and $159,249, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended June 30, 2003, total noninterest income was $3,817,255, up $1,349,319, or 54.67%, from $2,467,936 earned in the same period of 2002, primarily because of higher fees from mortgage originations. Fees on deposit accounts were $1,378,421 during the second quarter, up $62,180, or 4.72%, from $1,316,241 earned in the second quarter of 2002. Other service fees and commissions were $2,164,597 for the second quarter of 2003, up $1,155,948, or 114.60%, from $1,008,649 earned in the same period of 2002. Included in other service fees was mortgage origination fee income of $1,954,490 for 2003, up $1,189,689, or 155.56%, from $764,801 earned in the same period of 2002. As mortgage rates continued to declined in 2003, mortgage origination activity rose dramatically. Mortgage loans originated during the three months ended June 30, 2003 and 2002 were $82,744,931 and $52,431,200, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Other noninterest income was $250,060 for the second quarter of 2003, up $110,184, or 78.77%, from $139,876 earned in the second quarter of 2002, primarily due to no gains from sales of small business loans in the second quarter of 2003 compared to a loss of $93,889 in the same quarter of 2002. Management decided that in 2003 it would retain the small business loans in the Company’s loan portfolio rather than sell these loans at one-time gains. Management continued to emphasize nontraditional banking services such as annuities, life insurance, and sales of mortgages and small business loans, though the second quarter 2003 income from the sales of annuities declined 43.80% to $67,175.

     Second quarter 2003 noninterest expenses, or overhead, totaled $6,136,225, up $1,045,914, or 20.55%, from $5,090,311 in the same quarter of 2002, primarily because of higher personnel costs associated with the increase in mortgage origination activities. Personnel costs, the largest of the overhead expenses, were $4,026,042 during the quarter, up $906,854, or 29.07%, from $3,119,188 in 2002. Of the $906,854 increase in personnel costs, $884,446 were related to mortgage operations, while $22,408 were related to higher personnel costs of the Bank.

     Noninterest expenses other than for personnel increased $139,060, or 7.05%, to $2,110,183 during the quarter from $1,971,123 incurred in the same period of 2002. The increase reflected a $200,956 increase in the nonpersonnel costs of GLL, which was partially offset by a $57,733 decrease in the nonpersonnel costs of the Bank. Aggregate expenses for occupancy and equipment were relatively flat for the quarter. Second quarter other noninterest expenses were $1,508,555 in 2003, up $152,838, or 11.27%, from $1,355,717 in the same quarter a year ago, primarily due to a $174,735 increase in the other noninterest costs of GLL partially offset by a $17,734 decrease in the other noninterest costs of the Bank Income tax expense was $2,014,098 for the quarter, up $544,827, or 37.08%, from $1,469,271 for the 2002 second quarter. The effective tax rates were 33.95% and 29.86% for the second quarters of 2003 and 2002, respectively, primarily reflecting lower relative levels of income from tax-exempt loans and investments in 2003.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the six months ended June 30, 2003, total noninterest income was $7,150,460, up $2,032,403, or 39.71%, from $5,118,057 earned in the first six months of 2002, primarily because of higher fees from mortgage originations. Fees on deposit accounts were $2,771,062 during the first six months of 2003, up $234,329, or 9.24%, from $2,536,733 in the same period of 2002, primarily due to an increase in the Bank’s fees associated with demand deposit overdraft activity. Also for the year-to-date period, other service fees and commissions were $3,860,434, up $1,746,252, or 82.60%, from $2,114,182 in 2002, primarily because of higher fees from mortgage originations in the first six months of 2003. Included in other service fees was mortgage origination fee income of $3,415,161 for 2003, up $1,854,322, or 118.80%, from $1,560,839 earned in the same period of 2002. As was the case for the quarter, the continued low mortgage rates that began dropping in late 2000 increased mortgage origination activity, which continued throughout the 2003 year-to-date period. Mortgage loans originated during the six months ended June 30, 2003 and 2002 were $224,337,864 and $102,427,441, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Also included in other service fees was fee income from sales of annuities of $108,976 for 2003, down $152,514, or 58.32%, from $261,490 earned in the same period of 2002. There were no significant gains or losses on sales of securities in the year-to-date periods of 2003 or 2002. Other noninterest income was $506,596 during the six months ended June 30, 2003, up $42,624, or 9.19%, from $463,972 in the same period of 2002. Management continued to emphasize other nontraditional banking services such as annuities and life insurance, though the year-to-date 2003 income from the sales of annuities and life insurance was disappointing, as reflected in the income from annuities data set forth above.

     Total noninterest expenses were $11,506,647 during the first six months of 2003, up $1,596,156, or 16.11%, from $9,910,491 in the same period of 2002. As was the case for the second quarter, the year-to-date changes in the various overhead categories also included costs associated with increased mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $7,622,002 during the first six months of 2003, up $1,425,345, or 23.00%, from $6,196,657 in the same period of 2002. Of the increase in personnel costs, $1,216,000 were related to mortgage operations, while $209,345 were related to banking operations.

     Noninterest expenses other than for personnel increased 4.60% to $3,884,645, during the first six months of 2003 from the $3,713,834 incurred in the same period of 2002. Of the $170,811 increase, GLL’s nonpersonnel costs increased $342,932, while the Bank’s nonpersonnel costs decreased $155,157. Year-to-date occupancy expenses were $498,459, up $54,873, or 12.37%, from $443,586 in 2002, while equipment expenses were $599,221, down $146,614, or 19.66%, from $745,835 in the same year-to-date period of 2002. Other noninterest expenses were $2,786,965 for the six months ended June 30, 2003, up $262,552, or 10.40%, from $2,524,413 in the same period of 2002. Of the $262,552 increase in other noninterest expenses, $299,279 were related to mortgage operations, partially offset by a $19,763 decrease related to banking operations. Year-to-date income tax expense was $3,979,566 in 2003, up $705,658, or 21.55%, from $3,273,908 in 2002. The year-to-date effective tax rates were 33.91% and 31.16% for 2003 and 2002, respectively, with the increase in 2003 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

     There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 28, 2003:

Proposal 1. To consider the election of seven persons named as director/nominees in the Proxy Statement dated March 21, 2003.

John N. Bray	FOR	11,370,736	WITHHELD	70,074
Paul M. Fleetwood, III	FOR	11,370,736	WITHHELD	70,074
John A. Forlines, Jr.	FOR	11,009,034	WITHHELD	431,776
Barbara F. Freiman	FOR	11,370,736	WITHHELD	70,074
Hugh R. Gaither	FOR	11,175,476	WITHHELD	265,334
Charles M. Snipes	FOR	11,010,034	WITHHELD	430,776
Boyd C. Wilson, Jr., CPA	FOR	11,370,635	WITHHELD	70,175

Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company’s independent Certified Public Accountants for the fiscal year ending December 31, 2003.

FOR	11,324,673	AGAINST	17,764	ABSTAIN	98,373

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

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included as Exhibit 3.1 hereto)

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 14, 2003, the Company filed a report on Form 8-K regarding its April 14, 2003 news release in which it announced its earnings for the quarter ended March 31, 2003. The full text of the Company’ s news release dated April 14, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: August 13, 2003	/s/ Kirby A. Tyndall

Kirby A. Tyndall Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

Certificate of Incorporation, as amended	*

Bylaws of the Registrant	*

Form of stock certificate for Bank of Granite Corporation’s common stock	*

Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

Schedule of Computation of Net Income Per Share	*

Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended	*

Amendment to Definitive Merger Agreement, dated January 22, 2003, between the Company and First Commerce Corporation	*

Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	34

Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	35

Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

* Incorporated herein by reference.