Form 10-Q
period 2003-09-30
BANK OF GRANITE CORP
filed 2003-11-14
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
OR
[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _______________

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

Common stock, $1 par value
13,654,762 shares outstanding as of October 31, 2003

Exhibit Index begins on page 35

Item 1. Financial Statements

Bank of Granite Corporation
Consolidated Balance Sheets
    (unaudited)

	September 30,	December 31,
	2003	2002
Assets:
Cash and cash equivalents:
Cash and due from banks	$29,310,984	$24,829,541
Interest-bearing deposits	5,942,594	2,655,071
Federal funds sold	5,400,000	5,900,000

Total cash and cash equivalents	40,653,578	33,384,612

Investment securities:
Available for sale, at fair value	96,975,689	52,264,131
Held to maturity, at amortized cost	62,040,819	72,660,165
Loans	694,464,512	532,921,937
Allowance for loan losses	(11,237,904)	(8,834,611)

Net loans	683,226,608	524,087,326

Mortgage loans held for sale	37,866,479	32,452,162

Premises and equipment, net	11,475,626	8,170,150
Accrued interest receivable	5,974,491	4,791,422
Investment in bank owned life insurance	13,185,813	9,106,748
Intangible assets	10,829,694	—
Other assets	9,415,457	5,097,958

Total assets	$971,644,254	$742,014,674

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$131,227,538	$100,281,675
NOW accounts	97,357,942	89,142,366
Money market accounts	135,805,911	84,874,514
Savings accounts	27,024,974	25,793,477
Time deposits of $100,000 or more	161,407,344	114,696,822
Other time deposits	175,510,444	132,460,461

Total deposits	728,334,153	547,249,315
Overnight borrowings	18,056,913	16,720,407
Other borrowings	77,519,654	45,677,313
Accrued interest payable	1,303,375	1,189,364
Other liabilities	4,668,115	3,735,433

Total liabilities	829,882,210	614,571,832

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 14,980,885 shares in 2003 and 14,420,986 shares in 2002
Outstanding - 13,673,401 shares in 2003 and 13,333,674 shares in 2002	14,980,885	14,420,986
Capital surplus	31,261,752	20,694,133
Retained earnings	117,402,595	109,982,826
Accumulated other comprehensive income, net of deferred income taxes	730,015	995,539
Less: Cost of common stock in treasury; 1,307,484 shares in 2003 and 1,087,312 shares in 2002	(22,613,203)	(18,650,642)

Total shareholders’ equity	141,762,044	127,442,842

Total liabilities and shareholders’ equity	$971,644,254	$742,014,674

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Income
    (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees from loans	$10,206,814	$8,840,894	$28,078,919	$25,980,329
Interest and fees from mortgage banking	1,839,981	808,888	4,547,208	2,482,025
Federal funds sold	40,409	—	84,190	—
Interest-bearing deposits	19,092	7,986	61,740	19,855
Investments:
U.S. Treasury	25,779	19,781	25,779	77,513
U.S. Government agencies	699,702	730,081	1,864,889	2,558,397
States and political subdivisions	685,510	778,117	2,110,913	2,452,703
Other	165,622	116,719	346,695	431,087

Total interest income	13,682,909	11,302,466	37,120,333	34,001,909

Interest expense:
Time deposits of $100,000 or more	994,498	879,293	2,510,463	2,731,593
Other deposits	1,592,807	1,547,782	4,565,057	4,726,563
Overnight borrowings	52,641	150,634	159,772	544,092
Other borrowings	533,342	90,209	998,946	266,613

Total interest expense	3,173,288	2,667,918	8,234,238	8,268,861

Net interest income	10,509,621	8,634,548	28,886,095	25,733,048
Provision for loan losses	1,139,250	896,782	3,423,631	2,695,066

Net interest income after provision for loan losses	9,370,371	7,737,766	25,462,464	23,037,982

Other income:
Service charges on deposit accounts	1,402,915	1,411,872	4,173,977	3,948,605
Other service charges, fees and commissions	251,066	266,829	696,339	820,172
Mortgage banking income	2,408,487	963,729	5,823,648	2,524,568
Securities gains	297	—	12,665	3,170
Other	220,923	282,834	727,519	746,806

Total other income	4,283,688	2,925,264	11,434,148	8,043,321

Other expenses:
Salaries and wages	3,991,940	2,540,057	10,351,168	7,469,836
Employee benefits	586,163	604,374	1,848,937	1,871,252
Occupancy expense, net	344,625	228,604	843,084	672,190
Equipment expense	377,465	325,054	976,686	1,070,889
Other	1,870,113	1,319,704	4,657,078	3,844,117

Total other expenses	7,170,306	5,017,793	18,676,953	14,928,284

Income before income taxes	6,483,753	5,645,237	18,219,659	16,153,019
Income taxes	2,252,662	1,962,653	6,232,228	5,236,561

Net income	$4,231,091	$3,682,584	$11,987,431	$10,916,458

Per share amounts:
Net income - Basic	$0.31	$0.27	$0.90	$0.80
Net income - Diluted	0.31	0.27	0.89	0.80
Cash dividends	0.12	0.11	0.34	0.30
Book value			10.37	9.47

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of
    Comprehensive Income
    (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net income	$4,231,091	$3,682,584	$11,987,431	$10,916,458

Items of other comprehensive income:
Items of other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities available for sale	(868,997)	1,139,280	(403,990)	1,481,870
Less: Reclassification adjustments for securities gains included in net income	297	—	12,665	3,170
Unrealized gains (losses) on mortgages held for sale	(405,023)	—	(25,010)	—

Items of other comprehensive income (losses), before tax	(1,274,317)	1,139,280	(441,665)	1,478,700
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(346,630)	454,280	(166,137)	589,620
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgages held for sale	(162,008)	—	(10,004)	—

Other comprehensive income (losses), net of tax	(765,679)	685,000	(265,524)	889,080

Comprehensive income	$3,465,412	$4,367,584	$11,721,907	$11,805,538

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Changes in
    Shareholders’ Equity (unaudited)

	Nine Months
	Ended September 30,
	2003	2002
Common stock, $1 par value
At beginning of period	$14,420,986	$11,537,515
Par value of shares issued in purchase accounting merger	543,217	—
Par value of shares issued under stock option plans	16,682	—
Transferred from capital surplus for shares issued due to stock splits	—	2,883,471

At end of period	14,980,885	14,420,986

Capital surplus
At beginning of period	20,694,133	23,577,604
Surplus of shares issued in purchase accounting merger	10,417,467	—
Surplus of shares issued under stock option plans	150,152	—
Transferred to common stock for shares issued due to stock splits	—	(2,883,471)

At end of period	31,261,752	20,694,133

Retained earnings
At beginning of period	109,982,826	100,492,853
Net income	11,987,431	10,916,458
Cash dividends paid	(4,567,662)	(4,114,507)
Cash paid for fractional shares	—	(17,528)

At end of period	117,402,595	107,277,276

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	995,539	556,648
Net change in unrealized gains or losses on securities
available for sale, net of deferred income taxes	(250,518)	889,080
Net change in unrealized gains or losses on mortgages held for sale, net of deferred income taxes	(15,006)	—

At end of period	730,015	1,445,728

Cost of common stock in treasury
At beginning of period	(18,650,642)	(11,383,304)
Cost of common stock repurchased	(3,962,561)	(4,964,659)

At end of period	(22,613,203)	(16,347,963)

Total shareholders’ equity	$141,762,044	$127,490,160

Shares issued
At beginning of period	14,420,986	11,537,515
Shares issued in purchase accounting merger	543,217	—
Shares issued under stock option plans	16,682	—
Shares issued due to stock splits	—	2,883,471

At end of period	14,980,885	14,420,986

Common shares in treasury
At beginning of period	(1,087,312)	(550,430)
Common shares repurchased	(220,172)	(413,357)

At end of period	(1,307,484)	(963,787)

Total shares outstanding	13,673,401	13,457,199

See notes to consolidated financial statements.

Bank of Granite Corporation
Consolidated Statements of Cash Flows
    (unaudited)

	Nine Months
	Ended September 30,
	2003	2002
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$11,987,431	$10,916,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	641,251	776,755
Provision for loan loss	3,423,631	2,695,066
Investment security premium amortization, net	298,536	89,020
Acquisition discount accretion, net	(100,944)	—
Deferred income taxes	(85,769)	(832,224)
Gains on sales or calls of securities available for sale	(2,278)	(3,170)
Gains on calls of securities held to maturity	(9,965)	—
Losses (gains) on disposal or sale of equipment	(38,255)	1,986
Losses on disposal or sale of other real estate	33,858	9,293
Increase in taxes payable	55,160	126,657
Increase in accrued interest receivable	(581,539)	(126,828)
Decrease in accrued interest payable	(327,113)	(621,054)
Increase in cash surrender value of bank owned life insurance	(314,573)	(280,230)
Increase in other assets	(2,189,745)	(1,458,504)
Increase (decrease) in other liabilities	(2,159,461)	11,132,554

Net cash provided by operating activities	10,630,225	22,425,779

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	22,932,567	20,322,750
Proceeds from maturities, calls and paydowns of securities held to maturity	10,549,425	13,747,875
Proceeds from sales of securities available for sale	812,635	56,599
Purchase of securities available for sale	(41,848,999)	(11,021,062)
Net increase in loans	(48,998,095)	(30,904,604)
Net increase in mortgage loans held for sale	(5,083,116)	(1,844,459)
Unrealized gains on hedged mortgage loan commitments	(356,212)	(84,283)
Unrealized hedging losses on contracts to sell mortgage-backed securities	—	48,962
Investment in bank owned life insurance	—	(430,000)
Capital expenditures	(1,412,647)	(368,059)
Proceeds from sale of fixed assets	235,909	917
Proceeds from sale of other real estate	243,854	97,197
Cash received in acquisition, net of cash paid	13,272,682	—

Net cash used in investing activities	(49,651,997)	(10,378,167)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	37,514,254	32,708,932
Net increase (decrease) in time deposits	11,522,294	(17,735,160)
Net increase (decrease) in overnight borrowings	1,000,549	(12,863,909)
Net increase in other borrowings	4,617,030	1,195,866
Net proceeds from shares issued under stock option plans	166,834	—
Dividends paid	(4,567,662)	(4,114,507)
Purchases of common stock for treasury	(3,962,561)	(4,964,659)
Cash paid in lieu of issuing fractional shares	—	(17,528)

Net cash provided by (used in) financing activities	46,290,738	(5,790,965)

Net increase in cash equivalents	7,268,966	6,256,647
Cash and cash equivalents at beginning of period	33,384,612	27,058,013

Cash and cash equivalents at end of period	$40,653,578	$33,314,660

See notes to consolidated financial statements.
(continued on next page)

Bank of Granite Corporation
Consolidated Statements of Cash Flows
    (unaudited) - (concluded)

	Nine Months
	Ended September 30,
	2003	2002
Supplemental disclosure of non-cash transactions:
Increase (decrease) in unrealized gains or losses on securities available for sale	$(416,655)	$1,478,700
Increase (decrease) in deferred income taxes on unrealized gains or losses on securities available for sale	(166,137)	589,620
Decrease in unrealized gains or losses on mortgages held for sale	(25,010)	—
Decrease in deferred income taxes on unrealized gains or losses on mortgages held for sale	(10,004)	—
Transfer from surplus to common stock for stock split	—	2,883,471
Transfer from loans to other real estate owned	2,134,038	910,825

See notes to consolidated financial statements.

Bank of Granite Corporation
Notes to Consolidated Financial Statements
September 30, 2003

1.     UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2003, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.

The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, the Bank of Granite (the “Bank”), a full service commercial bank, and GLL & Associates, Inc. (“GLL”), a mortgage banking company.

The financial statements for the period ended September 30, 2003 reflect the activities of First Commerce Corporation acquired in July 2003. (See Note 5)

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2003.

2.     EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in shares)	2003	2002	2003	2002
Weighted average shares outstanding	13,617,019	13,494,158	13,369,884	13,594,635
Potentially dilutive effect of stock options	75,391	7,474	67,136	4,758

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,692,410	13,501,632	13,437,020	13,599,393

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
September 30, 2003

3.     COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2003 and December 31, 2002 were as follows:

	September 30,		December 31,
	2003		2002
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$121,823,448	$	87,675,231
Letters of credit	6,440,629		6,664,731
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$21,931,185	$	17,981,335

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

4.     STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
September 30, 2003

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,231,091	$3,682,584	$11,987,431	$10,916,458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,855)	(15,668)	(122,565)	(31,337)

Pro forma net income	$4,190,236	$3,666,916	$11,864,866	$10,885,121

Net income per share as reported - Basic	$0.31	$0.27	$0.90	$0.80
- Diluted	0.31	0.27	0.89	0.80
Pro forma net income per share - Basic	0.31	0.27	0.89	0.80
- Diluted	0.31	0.27	0.88	0.80

The Company computes its estimation of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	2003	2002
Option value, aggregate	$8.52	$6.68
Risk-free rate	3.35%	2.92%
Average expected term (years)	6.1 years	5.6 years
Expected volatility	43.35%	44.63%
Expected dividend yield	2.56%	2.28%
Expected turnover	7.91%	2.07%

5.     MERGER

On July 15, 2003, the Company completed its acquisition of First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. First Commerce was merged into the Bank and will be operated as part of the Bank. At the date of the acquisition, First Commerce operated three banking offices and had total assets of approximately $172,568,000, loans of approximately $113,565,000 and deposits of approximately $132,048,000.

Under the terms of the acquisition agreement, the Company issued 543,217 shares of common stock and paid $9,829,749 in cash to acquire all of the outstanding common stock of First Commerce.

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
September 30, 2003

The transaction was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of First Commerce were recorded based on preliminary estimates of fair values of such assets and liabilities at July 15, 2003. The consolidated financial statements include the results of operations of First Commerce since July 15, 2003. Although management does not expect that the preliminary estimates of fair value will change significantly, subsequent information received may result in an adjustment to these estimates.

On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2003, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

July 15, 2003
Assets
Cash and cash equivalents	$23,102,431
Investment securities	27,240,788
Loans	113,564,818
Premises and equipment	2,731,734
Intangible assets	10,858,332
Other assets acquired	5,927,891

Total assets acquired	$183,425,994

Liabilities
Deposits	$132,048,290
Borrowed funds	27,561,268
Other liabilities	3,026,003

Total liabilities assumed	162,635,561

Net Assets Acquired and Purchase Price	$20,790,433

The portion of the purchase price allocated to intangible assets is presented below:

July 15, 2003
Purchase price	$20,790,433
Fair value of net tangible assets acquired	10,180,862

Excess of purchase price over fair value of net tangible assets acquired	10,609,571
Less: Core deposit intangible	630,013
Deferred income taxes	(248,761)

Core deposit intangible, net of deferred taxes	381,252

Goodwill recorded	10,228,319

Direct acquisition costs	673,364
Deferred income taxes	(54,328)

Goodwill generated	$10,847,355

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
September 30, 2003

The intangible assets consist of goodwill and a core deposit intangible. The core deposit intangible represents $630,013 of the intangible assets and is being amortized over ten years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and First Commerce as if the merger had occurred as of the beginning of the period for each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and First Commerce constituted a single entity during such periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net interest income	$14,052,211	$13,599,730	$41,725,466	$40,482,344
Other income	4,324,595	3,180,264	12,124,962	8,754,321
Net income	3,081,319	4,332,360	11,342,056	12,090,570
Net income per common share - Basic	0.22	0.31	0.82	0.86
- Diluted	0.22	0.31	0.82	0.85

5.     NEW ACCOUNTING STANDARDS

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

(continued on next page)

Bank of Granite Corporation
Notes to Consolidated Financial Statements (concluded)
September 30, 2003

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51—Consolidated Financial Statements to those entities (defined as “Variable Interest Entities” or “VIE’s”) in which equity investors do not have the characteristics of a “controlling financial interest” or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires consolidation of VIE’s by the Primary Beneficiary. The Primary Beneficiary is defined as the party who has exposure to the majority of the expected losses and/or expected residual returns of the VIE. This interpretation applies immediately to all VIE’s created after January 31, 2003, and no later than the end of the first interim or annual reporting period ending after December 15, 2003 for VIE’s created prior to February 1, 2003. The Company’s preliminary assessment under FIN 46 reflects that the statutory business trusts (First Commerce Capital Trust I) created to issue trust preferred securities will no longer be consolidated entities. This should have an insignificant impact on the financial statements and the Federal Reserve Board has indicated that these instruments will continue to be eligible for inclusion in Tier I capital under the capital adequacy standards. The evaluation of the effect of FIN 46 on the Company’s financial statements is continuing but no material impact on the consolidated results of operations or consolidated financial condition of the Company is expected.

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

Recent Acquisition

     On July 15, 2003, the Company completed its merger with First Commerce Corporation (“First Commerce”) of Charlotte, North Carolina. As of July 15, 2003, First Commerce had total assets of approximately $171,042,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the merger agreement, as amended on January 22, 2003, the Company issued 543,217 shares of common stock and paid $9,829,749 in cash to First Commerce shareholders. The transaction was accounted for as a purchase and resulted in approximately $11,229,000 in intangible assets.

Changes in Financial Condition

September 30, 2003 Compared With December 31, 2002

     Total assets increased $229,629,580, or 30.95%, from December 31, 2002 to September 30, 2003. Assets increased $58,588,012, or 7.90%, excluding assets of $171,041,568 acquired in the First Commerce merger. Earning assets increased $203,836,627, or 29.17%, over the same nine month period, of which $161,995,357 were from the First Commerce acquisition. As reflected in the table below, loans, the largest earning asset, increased $161,542,575, or 30.31%, over the same period, primarily because of a $159,610,110, or 30.21%, increase as of September 30, 2003 in loans of the Bank and a $1,669,087, or 34.86%, increase in the level of construction and bridge loans of GLL. Loans grew $47,201,817, or 8.86%, excluding loans of $114,340,758 acquired from First Commerce Bank. Mortgage loans held for sale by GLL increased by $5,677,695, or 17.64%, as of September 30, 2003, due to higher mortgage origination and refinancing activities relative to December 31, 2002, primarily because of favorable mortgage interest rates. Investment securities increased $34,092,212, or 27.29%, including $27,240,789 acquired in the First Commerce merger. Cash and cash equivalents increased $7,268,966, or 21.77%. Cash and cash equivalents acquired from First Commerce were $23,102,431, the majority of which has been reinvested in available for sale securities. The Company’s investment in bank owned life insurance increased $4,079,065, or 44.79%, primarily due to bank owned life insurance of $3,764,492 acquired in the First Commerce acquisition. The increase of $10,829,694 in intangible assets was entirely attributable to the acquisition. Also during this period, other assets increased $4,317,499, or 84.69%, of which $1,800,897 was due to an increase in foreclosed and repossessed properties and $808,457 was attributable to deferred tax assets recorded in connection with the purchase accounting for the acquisition of First Commerce.

     Loans at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002
Real estate - Construction	$83,783,427	$75,382,555
Real estate - Mortgage	353,979,511	245,496,076
Commercial, financial and agricultural	219,843,233	175,408,637
Consumer	36,972,957	37,045,878
All other loans	757,560	449,251

	695,336,688	533,782,397
Deferred origination fees, net	(872,176)	(860,460)

Total loans	$694,464,512	$532,921,937

Mortgage loans held for sale	$37,866,479	$32,452,162

     The asset growth was funded by a combination of growth in deposits and other borrowings, acquired deposits and other borrowings, and earnings retained. Deposits increased $181,084,838, or 33.09%, from December 31, 2002 to September 30, 2003, including $133,032,423 acquired in the First Commerce merger. Excluding the acquired deposits, total deposits increased $48,052,415, or 8.78%. Over the same nine month period, noninterest-bearing demand deposits increased $30,945,863, or 30.86%, while interest-bearing demand deposits increased $59,146,973, or 33.99%. Noninterest-bearing and interest-bearing demand deposits acquired in the First Commerce merger were $30,376,231 and $21,453,573, respectively. Excluding the noninterest-bearing and interest-bearing demand deposits acquired from First Commerce, noninterest-bearing deposit growth was flat, while interest-bearing demand deposits increased $37,693,400, or 21.66%. The increase in interest-bearing demand deposits reflected a $8,215,576, or 9.22%, increase in NOW account deposits and a $50,931,397, or 60.01%, increase in money market deposits, of which $5,769,930 and $15,683,643, respectively, were acquired from First Commerce. Excluding the acquired money market deposits, such accounts increased $35,247,754 primarily because of continued growth in the Bank’s premium money market product. Savings deposits increased $1,231,497, or 4.77%, from December 31, 2002 to September 30, 2003. Excluding the $3,944,077 in savings deposits acquired from First Commerce, savings balances declined $2,712,580 during the nine month period. Time deposits increased $89,760,505, or 36.32%, from December 31, 2002 to September 30, 2003, of which $77,258,542 were acquired in the merger with First Commerce. Excluding time deposits acquired from First Commerce, time deposits grew $12,501,963, or 5.06%. Time deposits greater than $100,000 increased $46,710,522, or 40.73%, $39,856,717 of which were related to First Commerce, while other time deposits increased $43,049,983, or 32.50%, including $37,401,825 related to the merger. The Company’s loan to deposit ratio was 95.35% as of September 30, 2003 compared to 97.38% as of December 31, 2002, while the Bank’s loan to deposit ratio was 92.11% compared to 93.79% when comparing the same periods. As of the merger date, First Commerce had a loan to deposit ratio of 87.37%.

     The Company has sources of funding, in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2002 to September 30, 2003, such overnight borrowings increased $1,336,506, or 7.99%, reflecting an increase of $1,236,035, or 8.23%, in commercial paper. Other borrowings increased $31,842,341, or 69.71%, which included borrowings of $27,000,000 from the First Commerce acquisition and an increase of $4,633,809, or 13.76%, in temporary borrowings by GLL primarily due to higher mortgage origination activity, particularly in the first seven months of the year.

     Common stock outstanding increased 339,727 shares, or 2.55%, from December 31, 2002 to September 30, 2003, due to 543,217 shares issued in connection with the First Commerce acquisition and 16,682 shares issued in connection with the exercise of stock options, partially offset by 220,172 shares repurchased under the Company’s stock repurchase plan. Earnings retained were $7,419,769 for the first nine months of 2003, after paying cash dividends of $4,567,662. Accumulated other comprehensive income, net of deferred income taxes, decreased $265,524, or 26.67%, from December 31, 2002 to September 30, 2003, primarily because the value of securities available for sale and mortgages held for sale declined when longer term interest rates rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2003 such unfunded commitments to extend credit were $121,823,448, while commitments in the form of standby letters of credit totaled $6,440,629.

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

     In 2002, GLL changed the method in which it manages its mortgage loans in process. Prior to the change, as GLL committed to or locked in a mortgage rate with a customer, GLL would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in late September 2002, GLL began waiting until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows GLL to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to GLL’s loans in process since rates may fluctuate subsequent to GLL’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against GLL subsequent to the rate commitment, GLL began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, GLL then buys the mortgage-backed security, thereby completing the hedge contract. GLL classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from a recorded asset or liability, referred to as a “cash flow” hedge. As of September 30, 2003, GLL held approximately $21,201,000 in open mortgage loan commitments with an estimated market value of approximately $21,557,000, an unrealized gain of approximately $356,000. Also as of September 30, 2003, GLL held approximately $21,931,000 in open mortgage-backed security commitments with an estimated market value of approximately $21,544,000, an unrealized loss of approximately $387,000. For the quarterly period ended September 30, 2003, there were realized losses on hedged mortgage loan commitments of $363,839 and realized gains of $487,439 on commitments to sell mortgage-backed securities.

     Through its acquisition of First Commerce Corporation, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security in an effort to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006.

     Except for the hedging strategy and capital trust discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and GLL both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of September 30, 2003 and December 31, 2002 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At September 30, 2003, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $566,926,809, or 77.8%, of the Bank’s total deposits compared to $432,552,493, or 79.0%, of the Bank’s total deposits as of December 31, 2002.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2003, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2003, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,003,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2003, the Bank had a line of credit in the amount of $37,917,000, which was collateralized by loans secured by first liens on residential real estate.

     GLL temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. GLL requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2003, the line was secured by $50,000,000 of the mortgage loans originated by GLL. The Company serves as guarantor under the terms of this line. As of September 30, 2003 and December 31, 2002, this line of credit was $50,000,000 and $30,000,000, respectively.

     On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2003, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

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

Results of Operations

For the Three Month Period Ended September 30, 2003 Compared With
the Same Period in 2002 and for the Nine Month Period Ended
September 30, 2003 Compared With the Same Period in 2002

     During the three month period ended September 30, 2003, the Company’s net income increased to $4,231,091, or 14.89%, from the $3,682,584 earned in the same period of 2002. The increase primarily resulted from higher mortgage and net interest income partially offset by higher overhead expenses. For essentially the same reasons, year-to-date net income was also higher. For the first nine months of 2003, net income was $11,987,431, up $1,070,973, or 9.81%, from the $10,916,458 earned in the same year-to-date period of 2002.

Net Interest Income for the Quarterly Periods

     During the three month period ended September 30, 2003, the Company’s net interest income increased $1,875,073, or 21.72%, compared to the three months ended September 30, 2002, primarily due to higher volumes of interest-earning assets and interest-bearing liabilities resulting from the Company’s acquisition of First Commerce Bank. Although the volumes of interest-earning assets were significantly higher, the net interest margin on the assets acquired was lower than that of the Company prior to the merger. The Company’s net interest margin averaged 4.82% during the three month period compared to 5.44% during the same period in 2002. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended September 30, 2003, interest income increased $2,380,443, or 21.06%, from the same period last year, primarily because of higher volumes of loan and investment assets from higher mortgage origination activity in GLL and assets acquired in the First Commerce acquisition, partially offset by reduced interest income due to lower rates on loans and investments in general. Interest and fees on loans increased $1,365,920, or 15.45%, primarily due to higher average volumes during the quarter resulting from greater mortgage origination activity and loans acquired from First Commerce. Yields on loans averaged 5.63% for the quarter, down from 6.62% for the same quarter last year. The prime lending rate during the three month period averaged 4.06% compared to 4.75% during the same period in 2002. Gross loans averaged $719,344,132 compared to $529,895,252 last year, an increase of $189,448,880, or 35.75%. Average loans of the Bank were $664,057,961 compared to $509,100,750 last year, an increase of $154,957,211, or 30.44%, while average loans of GLL were $55,286,171 compared to $20,794,502 last year, an increase of $34,491,669, or 165.87%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. The Bank acquired loans of approximately $114,341,000 in its First Commerce acquisition on July 15, 2003. Average securities and overnight investments were $176,516,502 compared to $130,733,212 last year, an increase of $45,783,290, or 35.02%, also due primarily to the acquisition.

     Interest expense increased $505,370, or 18.94%, because of higher volumes of interest-bearing deposits and other borrowings, mostly resulting from the deposits and borrowings acquired in the First Commerce Bank acquisition, partially offset by lower rates on interest-bearing liabilities. Overall, rates on interest-bearing deposits averaged 1.74% for the quarter, down from 2.24% for the same quarter last year. Total interest-bearing deposits averaged $590,251,791 compared to $429,984,225 last year, an increase of $160,267,566, or 37.27%, which was significantly attributable, in all deposit categories, to the interest-bearing deposits of approximately $102,656,000 acquired in the First Commerce transaction. Savings, NOW and money market deposits averaged $253,466,107 compared to $162,282,688 last year, an increase of $91,183,419, or 56.19%. NOW account deposits averaged $97,732,619 compared to $82,355,536 last year, an increase of $15,377,083, or 18.67%. NOW account deposits of approximately $5,770,000 relate to the First Commerce acquisition. Money market deposits averaged $128,218,552 compared to $52,844,972 last year, an increase of $75,373,580, or 142.63%. Money market deposits of approximately $15,684,000 were acquired in the First Commerce acquisition. Time deposits averaged

$332,554,916 compared to $267,701,537 last year, an increase of $64,853,379, or 24.23%. Time deposits acquired in the First Commerce transaction were approximately $77,259,000. Overnight and other borrowings averaged $99,198,694 compared to $47,607,208 last year, an increase of $51,591,486, or 108.37%, due to an increase of $33,282,936, or 194.51%, in temporary borrowings of GLL primarily due to higher mortgage origination activity. and an increase of $16,331,006, or 99.96%, in average overnight and other borrowings of the Bank. Overnight borrowings averaged $18,006,303 compared to $30,495,983 last year, a decrease of $12,489,680, or 40.96%, reflecting a decrease of $14,467,224, or 88.55%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $1,977,544, or 13.97%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $81,192,391 compared to $17,111,225 last year, an increase of $64,081,166, or 374.50%, reflecting an increase of $30,798,230 in average borrowings of the Bank and an increase of $33,282,936, or 194.51%, in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL. The increase in the other borrowings of the Bank is largely due to the other borrowings of approximately $27,000,000 that were acquired in the First Commerce transaction. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding. The brokered deposits acquired in the First Commerce transaction were paid out during the third quarter.

Net Interest Income for the Year-to-Date Periods

     For substantially the same reasons as during the third quarter, the Company’s net interest income increased $3,153,047, or 12.25%, during the nine month period ended September 30, 2003 compared to the same period in 2002. This increase was primarily because increases in net interest income from new volumes was only partially offset by lower net interest income resulting from lower interest rates. The Company’s net interest margin averaged 5.18% for the year-to-date period, down from 5.47% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     As was the case for the third quarter, higher volumes led to higher interest income for the nine month period ended September 30, 2003. During the first nine months of 2003, interest income increased $3,118,424, or 9.17%, from the same period last year primarily because the growth in interest income from higher volumes of commercial and mortgage loans was only partially offset by reduced interest income due to lower rates on both loans and investments in general. Interest and fees on loans increased $2,098,590, or 8.08%, due to higher average volumes and rates during the year-to-date period. Yields on loans averaged 5.97% for the year-to-date period, down from 6.70% for the same period last year. The prime rate during the nine month period averaged 4.17% compared to 4.76% during the same period in 2002. Gross loans averaged $628,368,352 compared to $518,470,314 last year, an increase of $109,898,038, or 21.20%. Average loans of the Bank were $583,533,227 compared to $498,751,722 last year, an increase of $84,781,505, or 17.00%, while average loans of GLL were $44,835,125 compared to $19,718,592 last year, an increase of $25,116,533, or 127.37%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments decreased $1,045,349, or 18.87%, due to lower average yields earned during the period. Average securities and overnight investments were $147,281,014 compared to $143,071,890 last year, an increase of $4,209,124, or 2.94%.

     Interest expense decreased $34,623, or 0.42%, primarily because lower interest expense from lower rates on interest-bearing deposits and other borrowings was almost completely offset by higher interest expense from higher volumes of interest-bearing liabilities. Rates on interest-bearing deposits averaged 1.87% for the year-to-date period, down from 2.34% for the same period last year. Interest-bearing deposits averaged $506,587,157 compared to $426,459,027 last year, an increase of $80,128,130, or 18.79%. NOW deposits averaged $92,113,297 compared to $83,424,198 last year, an increase of $8,689,099, or 10.42%. Money market deposits averaged $107,855,848 compared to $45,976,740 last year, an increase of $61,879,108, or 134.59%. Time deposits averaged $280,321,348 compared to $270,776,271 last year, an increase of $9,545,077, or 3.53%. Overnight and other borrowings averaged $76,082,746 compared to $54,043,554 last year, an increase of $22,039,192, or 40.78%, due to an increase of $23,569,594, or 144.09%, in temporary borrowings of GLL primarily due to higher mortgage origination activity, partially offset by a decrease of $3,806,822, or 15.21%, in average overnight and other borrowings of the Bank. Overnight borrowings averaged $16,494,179 compared to $37,686,181 last year, a decrease of $21,192,002, or 56.23%, reflecting a decrease of $22,058,166, or 88.12%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, which was partially offset by an increase of $866,164, or 6.84%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $59,588,567 compared to $16,357,373 last year, an increase of $43,231,194, or 264.29%. reflecting an increase of $18,251,344 in average borrowings of the Bank and an increase of $23,569,594, or 144.09%, in temporary borrowings of GLL primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of GLL.

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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114 “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

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

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the periods ended September 30, 2003 as compared to the twelve months ended December 31, 2002. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued unfavorable economic trends in the Catawba Valley region of the Company’s market area and due to higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $1,139,250 and $3,423,631 for the three and nine month periods ended September 30, 2003, respectively, to provide for future losses related to uncollectible loans. The amounts compared to $896,782 and $2,695,066, respectively, for the comparable periods in 2002. At September 30, 2003, the loan loss reserve was 1.64% of net loans outstanding compared to 1.69% as of December 31, 2002 and 1.61% at September 30, 2002. The following discussion presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

     Also due to the continued weak local economy, 2003 charge-off’s were substantially higher than those in the same period of the previous year. In the third quarter of 2003, the Company charged off $734,742, an increase of $314,859 over the comparable period in 2002, of which $314,384 were related to commercial loans in default. Year-to date charge-offs were $3,213,757, an increase of $1,967,046 over the comparable period in 2002, of which $1,686,127 were related to commercial loans in default. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $10,958,016 at September 30, 2003 as compared with $6,554,602 and $7,604,843 at December 31, 2002 and September 30, 2002, respectively. Some portions of the Catawba Valley economy are beginning to show signs of growth and the new markets should help diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to its former strength.

     Nonperforming assets at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002
Nonperforming assets:
Nonaccrual loans	$6,689,997	$3,264,847
Loans past due 90 days or more and still accruing interest	4,060,705	1,152,998

Total nonperforming loans	10,750,702	4,417,845
Foreclosed properties	2,819,126	1,202,603

Total nonperforming assets	$13,569,828	$5,620,448

Nonperforming loans to total loans	1.55%	0.83%
Allowance coverage of nonperforming loans	104.53%	186.13%
Nonperforming assets to total assets	1.40%	0.76%

     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for the quarter-to-date and year-to-date periods would not have been materially different from the amounts reported.

     The Company’s investment in impaired loans at September 30, 2003 and December 31, 2002 was as follows:

	September 30,	December 31,
	2003	2002
Investment in impaired loans:
Impaired loans still accruing interest	$4,835,711	$1,889,846
Accrued interest on accruing impaired loans	125,960	55,988
Impaired loans not accruing interest	6,689,997	3,264,847
Accrued interest on nonaccruing impaired loans	115,520	127,417

Total investment in impaired loans	$11,767,188	$5,338,098

Loan loss allowance related to impaired loans	$2,595,271	$2,195,850

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

     When comparing September 30, 2003 with September 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $11,767,188 ($6,805,517 of which was on a non-accrual basis) and $6,818,832 ($3,105,737 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2003 and 2002 was not significantly different from the balances at September 30, 2003 and 2002, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,595,272 and $1,955,374 at September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the Company recognized interest income on those impaired loans of approximately $241,480 and $170,509, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended September 30, 2003, total noninterest income was $4,283,688, up $1,358,424, or 46.44%, from $2,925,264 earned in the same period of 2002, primarily because of higher fees from mortgage originations. As mortgage rates continued downward in 2003, mortgage origination activity rose dramatically. Mortgage origination fee income was $2,408,487 for the third quarter of 2003, up $1,444,758, or 149.91%, from $963,729 earned in the same period of 2002. Mortgage loans originated during the three months ended September 30, 2003 and 2002 were $125,450,857 and $74,058,758, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. There were no significant gains or losses on sales of securities in the third quarter of 2003 or 2002. Other noninterest income was $220,923 for the third quarter of 2003, down $61,911, or 21.89%, from $282,834 earned in the third quarter of 2002, primarily due to lower sales of small business loans which generated no gains in the third quarter of 2003 compared to $61,065 in the same quarter of 2002. Although management continued to emphasize fees from nontraditional banking services such as annuities, life insurance, and sales of mortgages and small business loans, management decided that in 2003 it would retain the small business loans in the Company’s loan portfolio rather than sell these loans at one-time gains. Fees from all nontraditional banking services such as annuities, life insurance, and sales of mortgages loans discussed above, produced $2,515,167 during the third quarter of 2003, up 118.03% from the third quarter of 2002.

     Third quarter 2003 noninterest expenses, or overhead, totaled $7,170,306, up $2,152,513, or 42.90%, from $5,017,793 in the same quarter of 2002. The overhead costs of GLL increased $1,262,331, or 102.24%, due to the costs of meeting the higher demand for mortgage services, while the overhead costs of the Bank increased $876,863, or 23.51%, primarily due to the three branch offices acquired in the First Commerce transaction and the conversion of two loan production offices into full service offices. Personnel costs, the largest of the overhead expenses, were $4,578,103 during the quarter, up $1,433,672, or 45.59%, from $3,144,431 in 2002. Of the $1,433,672 increase in personnel costs, $978,272 were related to mortgage operations, while $455,400 were related to the personnel costs of the Bank.

     Noninterest expenses other than for personnel increased $718,841, or 38.37%, to $2,592,203 during the quarter from $1,873,362 incurred in the same period of 2002. The increase reflected a $421,463 increase in the nonpersonnel costs of the Bank and a $284,059 increase in the nonpersonnel costs of GLL. Occupancy expenses for the quarter were $344,625, up $116,021, or 50.75%, from $228,604 in the same period of 2002, reflecting the additional expenses related to the three branch offices acquired in the First Commerce transaction and the two new full service offices. Third quarter other noninterest expenses were $1,870,113 in 2003, up $550,409, or 41.71%, from $1,319,704 in the same quarter a year ago. Of the $550,409 increase, a $277,136 increase was related to the other noninterest costs of the Bank and a $259,954 increase was related to the other noninterest costs of GLL. Income tax expense was $2,252,662 for the quarter, up $290,009, or 14.78%, from $1,962,653 for the 2002 third quarter. The effective tax rates were 34.74% and 34.77% for the third quarters of 2003 and 2002, respectively.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the nine months ended September 30, 2003, total noninterest income was $11,434,148, up $3,390,827, or 42.16%, from $8,043,321 earned in the first nine months of 2002, primarily because of higher fees from mortgage originations. Fees on deposit accounts were $4,173,977 during the first nine months of 2003, up $225,372, or 5.71%, from $3,948,605 in the same period of 2002. Also for the year-to-date period, other service fees and commissions were $696,339, down $123,833, or 15.10%, from $820,172 in 2002, primarily due to lower fee income from sales of annuities, which decreased $172,649, or 44.69%. As was the case for the quarter, mortgage rates that continued to drop in 2003 increased mortgage origination activity. Mortgage origination fee income was $5,823,648 for the first three quarters of 2003, up $3,299,080, or 130.68%, from $2,524,568 earned in the same period of 2002. Mortgage loans originated during the nine months ended September 30, 2003 and 2002 were $349,226,855 and $176,732,281, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. As noted above, a recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. There were no significant gains or losses on sales of securities in the year-to-date periods of 2003 or 2002. Although management continued to emphasize other nontraditional banking services such as annuities and life insurance, the year-to-date 2003 income from the sales of annuities and life insurance was disappointing, as reflected in the income from annuities data set forth above.

     Total noninterest expenses were $18,676,953 during the first nine months of 2003, up $3,748,669, or 25.11%, from $14,928,284 in the same period of 2002. As was the case for the third quarter, the year-to-date changes in the various overhead categories included costs associated with the increase in mortgage origination activities and the addition of newly opened banking offices and the banking offices acquired in the First Commerce transaction. Total personnel costs, the largest of the overhead expenses, were $12,200,105 during the first nine months of 2003, up $2,859,017, or 30.61%, from $9,341,088 in the same period of 2002. Of the $2,859,017 increase, $2,194,272 were related to mortgage operations, while $664,745 were related to banking operations.

     Noninterest expenses other than for personnel increased 15.92% to $6,476,848, during the first nine months of 2003 from the $5,587,196 incurred in the same period of 2002. Of the $889,652 increase, GLL’s nonpersonnel costs increased $626,991, while the Bank’s nonpersonnel costs increased $266,306. Year-to-date occupancy expenses were $843,084, up $170,894, or 25.42%, from $672,190 in 2002, primarily reflecting the additional occupancy costs associated with the newly opened banking offices and the banking offices acquired in the First Commerce transaction. Other noninterest expenses were $4,657,078 for the nine months ended September 30, 2003, up $812,961, or 21.15%, from $3,844,117 in the same period of 2002. Of the $812,961 increase in other noninterest expenses, $559,233 were related to mortgage operations, and $257,373 were related to banking operations. Year-to-date income tax expense was $6,232,228 in 2003, up $995,667, or 19.01%, from $5,236,561 in 2002. The year-to-date effective tax rates were 34.21% and 32.42% for 2003 and 2002, respectively, with the increase in 2003 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.

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

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included as Exhibit 3.1 hereto)

10.	Material Contracts

10.1	Employment Agreement between the Company and Wesley W. Sturges

10.2	Bank of Granite Corporation/First Commerce Corporation Omnibus Stock Incentive Plan

10.3	Bank of Granite Corporation/First Commerce Bank 1997 Incentive Stock Option Plan

10.4	Bank of Granite Corporation/First Commerce Bank 1997 Nonqualified Stock Option Plan for Directors

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 14, 2003, the Company filed a report on Form 8-K regarding its July 14, 2003 news release in which it announced its earnings for the quarter ended June 30, 2003. The full text of the Company’s news release dated July 14, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

On July 16, 2003, the Company filed a report on Form 8-K regarding its July 16, 2003 news release in which it announced the completion of its merger with First Commerce Corporation of Charlotte, North Carolina effective at 11:59 p.m. on July 15, 2003. The full text of the Company’ s news release dated July 16, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

On July 23, 2003, the Company filed a report on Form 8-K regarding financial statements and other information concerning the Company’s acquisition by merger of First Commerce Corporation of Charlotte, North Carolina, which became effective July 15, 2003.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation
(Registrant)

Date: November 13, 2003	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Senior Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

		Begins
		on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Employment Agreement between the Company and Wesley W. Sturges	36

10.2	Bank of Granite Corporation/First Commerce Corporation Omnibus Stock Incentive Plan	51

10.3	Bank of Granite Corporation/First Commerce Bank 1997 Incentive Stock Option Plan	95

10.4	Bank of Granite Corporation/First Commerce Bank 1997 Nonqualified Stock Option Plan for Directors	111

11	Schedule of Computation of Net Income Per Share	*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	125

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	126

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	127

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128

*	Incorporated herein by reference.