Form 10-K
period 2003-12-31
BANK OF GRANITE CORP
filed 2004-03-11
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(828) 496-2000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes [X] No [  ]

     As of March 8, 2004, 13,606,966 shares of common stock, $1 par value, were outstanding.

     As of June 30, 2003, the aggregate market value of common stock held by non-affiliates was $205,486,732.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement dated March 19, 2004 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Shareholders.

Exhibit Index begins on page 75

FORM 10-K CROSS-REFERENCE INDEX

		2004
	2003	Proxy
	Form 10-K	Statement
	Page	Page
PART I
Item 1 - Business	4	n/a
Item 2 - Properties	7	n/a
Item 3 - Legal Proceedings	10	n/a
Item 4 - Submission of Matters to a Vote of Security Holders	10	n/a
PART II
Item 5 - Market for the Registrant’s Common Equity and Related Shareholder Matters	11	n/a
Item 6 - Selected Financial Data	12	n/a
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk	17	n/a
Item 7A - Quantitative and Qualitative Disclosures about Market Risk	36
Item 8 - Financial Statements and Supplementary Data	37	n/a
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69	n/a
Item 9A - Controls and Procedures	70	n/a
PART III
Item 10 - Directors and Executive Officers of		4-7,
the Registrant	70	16 and 18
Item 11 - Executive Compensation	70	7-15
Item 12 - Security Ownership of Certain		2,6
Beneficial Owners and Management	70	and 12
Item 13 - Certain Relationships and Related Transactions	70	16
Item 14 - Principal Accountant Fees and Services	70	17
Item 15 - Exhibits, Financial Statement Schedules and Reports on Forms 8-K *	71	n/a
Signatures	74	n/a

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the “Company”) is a Delaware corporation organized June 1, 1987 as a bank holding company. The Company currently engages in no operations other than ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906 and Granite Mortgage, Inc., formerly GLL & Associates, Inc., a mortgage bank chartered under the laws of North Carolina on June 24, 1985. Granite Mortgage was acquired by the Company on November 5, 1997. On July 15, 2003, the Company acquired First Commerce Corporation and its wholly owned subsidiary, First Commerce Bank (referred to herein collectively as “First Commerce”), and merged First Commerce Bank into the Bank on July 24, 2003. First Commerce Bank operated three banking offices in the Charlotte metropolitan area. The Company conducts its community banking business operations from 19 full-service offices and 1 loan-production office located in Caldwell, Catawba, Burke, Watauga, Wilkes and Mecklenburg counties in North Carolina. According to the North Carolina Commissioner of Banks, the Bank ranked 10th in assets and 10th in deposits among North Carolina commercial banks as of September 30, 2003. The Company conducts its mortgage banking business operations from 11 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina and in Hilton Head Island, South Carolina.

The Company conducts its business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates, retains and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and shareholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on the Company’s three business segments, see Note 21 of the “Notes to Consolidated Financial Statements” on page 67.

GENERAL BUSINESS

The Bank’s principal community banking activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships and corporations. The Bank is an independent community bank. The majority of its customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.

Granite Mortgage’s principal mortgage banking activities include the origination and underwriting of mortgage loans to individuals. Granite Mortgage also sells mortgage servicing rights and appraisal services. Granite Mortgage specializes in government guaranteed mortgage products. The majority of its customers are individuals. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of Granite Mortgage. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, Granite Mortgage experiences an increase in its mortgage business. When rates rise, Granite Mortgage’s business declines.

GENERAL DESCRIPTION OF ECONOMIC AREAS

Prior to 2003, the Company conducted its community banking operations primarily in Caldwell, Catawba and Burke counties of North Carolina. This area was historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, these counties were significantly impacted with a sudden and sustained rise in their unemployment rates. All of these industries faced massive layoffs of their workforces. In 2003, as opportunities arose to expand and diversify its market areas, the Company did so by entering three new markets where the local economies were better diversified and growing. The Bank opened new banking offices in Watauga (Boone) and Wilkes (Wilkesboro) counties in April and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius) in July. The Bank also plans to open a banking office in Forsyth County

(Winston-Salem) in 2004. The relative unemployment rates and the population growth in Mecklenburg County, each as shown in the tables below, formed the primary basis for the Company’s decision to expand.

Month of December	2003	2002	2001	2000	1999
Unemployment Rates*
Caldwell County	8.90%	8.30%	8.50%	2.60%	1.70%
Catawba County	8.00%	9.10%	9.30%	2.80%	1.70%
Burke County	7.30%	7.80%	8.30%	4.20%	1.90%
Watauga County	2.20%	2.70%	2.20%	1.50%	1.30%
Wilkes County	6.70%	7.80%	7.40%	3.40%	2.80%
Mecklenburg County	5.20%	5.60%	4.90%	2.40%	2.00%
Forsyth County	5.00%	5.20%	4.60%	2.50%	2.10%
North Carolina	6.10%	6.70%	6.60%	4.20%	3.30%
United States	5.70%	6.00%	5.80%	3.90%	4.00%

*Source: Employment Security Commission of North Carolina

The population estimates for the counties in the Company’s primary market areas are as follows:

	July 2002	April 2000
	Estimate	Census	% change
Population Estimates*
Caldwell County	78,234	77,708	0.7%
Catawba County	146,548	141,686	3.4%
Burke County	89,354	89,145	0.2%
Watauga County	42,892	42,695	0.5%
Wilkes County	66,660	65,632	1.6%
Mecklenburg County	734,365	695,471	5.6%
Forsyth County	314,853	306,067	2.9%
North Carolina	8,323,375	8,046,962	3.4%

*Source: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION

The Bank operates community banking offices in Granite Falls and the Baton section of Granite Falls; Lenoir and the Hibriten and Whitnel sections of Lenoir; Hudson; Newton; Morganton; Hickory and the Springs Road, Viewmont, Long View and Mountain View sections of Hickory; Boone; Wilkesboro; Charlotte and the SouthPark section of Charlotte; Cornelius and Conover; for a total of 19 full-service offices, as well as a loan-production office in Matthews. In March 2003, the Bank sold its banking office in Vale, North Carolina. The Bank plans to open a banking office in Winston-Salem in 2004.

The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year.

As of June 30, 2003, there were 8 other banks in the Bank’s Caldwell County market. Also as of June 30, 2003, the Bank had $271 million, or 35.9%, of total county deposits of $754.1 million, compared with $243.7 million, or 33.9%, of total county deposits of $719.9 million as of June 30, 2002.

According to the FDIC data, in the Bank’s Catawba County market, there were 10 other banks as of June 30, 2003. The Bank had $305.6 million, or 13.7%, of total county deposits of $2.2 billion, compared with $256.9 million, or 12%, of total county deposits of $2.1 billion as of June 30, 2002.

In the Bank’s Burke County market, there were 8 other banks as of June 30, 2003 according to the FDIC. The Bank had $38.4 million, or 5.9%, of total county deposits of $646 million, compared with $31.2 million, or 4.8%, of $650 million in total Burke County deposits as of June 30, 2002.

As of June 30, 2003, there were 17 other banks in the Bank’s new Mecklenburg County market. Also as of June 30, 2003, First Commerce, acquired by the Bank on July 15, 2003, had $149.2 million, or 0.3%, of total county deposits of $59.3 billion, compared with $135.8 million, or 0.4%, of total county deposits of $37.8 billion as of June 30, 2002.

In both Watauga and Wilkes counties, the Bank began accepting deposits in full-service banking offices in August 2003 and, therefore, had no deposits as of June 30, 2003.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators competing in the market. Granite Mortgage conducts its mortgage banking business from 10 offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton, Salisbury, Boone and Charlotte, and from one office in Hilton Head Island, South Carolina.

The Company’s Community Banking and Mortgage Banking operations are required to compete based on price in order to conduct business in each of the Company’s markets. However, the Company believes that its focus on and commitment to providing superior customer service is what distinguishes it from its competitors.

EMPLOYEES

As of December 31, 2003, the Bank had 238 and Granite Mortgage had 58 full-time equivalent employees. Each of the Bank and Granite Mortgage considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION

The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of a bank, unless it already owns a majority of the voting stock of the bank. Furthermore, with limited exceptions, a bank holding company must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB has cease-and-desist powers over bank holding companies and non-banking subsidiaries where their action would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

Although the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2003, the Bank had undivided profits of approximately $96.6 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2003, this ratio was 14.33% for the Bank, leaving approximately $77.4 million of the Bank’s undivided profits available for the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8% of risk-adjusted assets. At December 31, 2003, the Company’s tier 1 ratio and total capital ratio to risk-adjusted assets were 17.1% and 18.4%, respectively. The Company’s leverage ratio at December 31, 2003 was 14.1%. The Company is in compliance with all regulatory capital requirements.

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

Granite Mortgage, as a mortgage bank, is regulated by the Banking Commission. Because Granite Mortgage is a nonbank subsidiary of a bank holding company, it is also regulated by the FRB. In addition, because Granite Mortgage underwrites mortgages guaranteed by the government, it is subject to other audits and examinations as required by the government agencies or the investors who purchase the mortgages.

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

INVESTMENT POLICIES

For a discussion of the Company’s investment policies, see “Investment Securities” on page 31 of Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report.

LOAN PORTFOLIO

For a discussion of the Company’s loan portfolio, see “Loans” and “Provisions and Allowances for Loan Losses” beginning on page 27 of Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report.

AVAILABLE INFORMATION

Additional information about the Company and its business is available at the Company’s website, at www.bankofgranite.com. The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports files or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available, free of charge, on the Company’s website at www.bankofgranite.com under the heading “Investor Relations — SEC Filings.” These reports are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information included on the Company’s website is not incorporated by reference into this annual report.

ITEM 2 - PROPERTIES

The Bank both owns and leases its facilities as indicated in the table below. The Bank’s management considers its facilities well maintained and sufficiently suitable for present operations.

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Granite Falls, North Carolina 23 North Main Street	Home office	8,735	1.2	owned
	Storage building	735	0.5	owned
56 North Main Street	Operations center	11,769	1.1	owned
	Print shop	375	0.2	owned
2630 Connelly	Banking office in Ingle’s	430	none	leased
Springs Road (Baton)	Supermarket

Boone, North Carolina	(opened in April 2003)
643 Greenway Road,	Banking office	3,000	none	leased
Suite H-2

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Charlotte, North Carolina	(acquired in July 2003)
301 South McDowell Street	Banking office	8,560	none	leased
4415 Sharon Road	Banking office	4,500	none	leased
(SouthPark)

Conover, North Carolina	(opened in December 2003)
1109 Conover Blvd, East	Banking office	4,421	1.4	owned

Cornelius, North Carolina	(acquired in July 2003)
18825 West Catawba Avenue	Banking office	4,964	1.2	owned
	Vacant office space for lease	7,036		owned

Hickory, North Carolina 25 3rd Street NW	Banking office	9,515	0.5	owned
315 1st Avenue NW	Loan and support offices	15,092	0.5	owned
(Bank of Granite Plaza) 2220 12th Avenue NE	Banking office	3,612	1.6	owned
(Springs Road) 281 14th Avenue NE	Banking office	4,200	2.0	owned
(Viewmont) 2637 1st Avenue SW	Banking office	2,440	1.1	owned
(Long View) 2900 Highway 127 South	Banking office	2,480	1.8	owned
(Mountain View)

Hudson, North Carolina 537 Main Street	Banking office	4,235	4.1	owned

Lenoir, North Carolina 707 College Avenue SW	Banking office	7,400	1.2	owned
1351 Norwood	Banking office	2,530	1.0	owned
Street SW (Whitnel) 701 Wilkesboro	Banking office	2,480	2.1	owned
Boulevard NE (Hibriten)

Matthews, North Carolina	(opened in October 2003)
2522 Plantation Center Drive	Loan production office	265	none	leased

Morganton, North Carolina 201 East Meeting Street	Banking office	5,400	0.8	owned

Newton, North Carolina 311 North Main Avenue	Banking office	3,612	0.9	owned

Wilkesboro, North Carolina	(opened in April 2003)
1305A S. Collegiate Drive	Banking office	1,600	none	leased

Granite Mortgage leases all of its facilities which are listed below. Granite Mortgage’s management considers its facilities well maintained and sufficiently suitable for present operations.

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Winston-Salem, North Carolina 4550 Country Club Road	Home office	8,353	none	leased
2150 Country Club Road,	Mortgage office	200	none	leased
Suite 100 (RE/MAX Building)

Boone, North Carolina	(opened in May 2003)
643 Greenway Road,	Mortgage office	130	none	leased
Suite H-2

Charlotte, North Carolina	(opened in October 2003 and December 2003)
301 South McDowell Street	Mortgage office	240	none	leased from
Suite 100				the Bank
4415 Sharon Road (SouthPark)	Mortgage office	144	none	leased from the Bank

Cornelius, North Carolina	(opened in September 2003)
18825 West Catawba Avenue	Mortgage office	144		leased from
				the Bank

Hickory, North Carolina 315 1st Avenue NW	Mortgage office	1,080	none	leased from
(Bank of Granite Plaza)				the Bank

High Point, North Carolina 211 West Lexington	Mortgage office	830	none	leased
Avenue, Suite 102

Hilton Head Island, South Carolina	(opened in February 2003)
61 Arrow Road, Suite E	Mortgage office	850	none	leased

Lenoir, North Carolina 707 College Avenue SW	Mortgage office	200	none	leased from
				the Bank

Morganton, North Carolina 201 East Meeting Street	Mortgage office	196	none	leased from
				the Bank

Newton, North Carolina 311 North Main Avenue	Mortgage office	64	none	leased from
				the Bank

Salisbury, North Carolina 315 North Main Street	Mortgage office	457	none	leased

ITEM 3 - LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 2003.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2003.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock, $1 par value, trades on The NASDAQ National Market® tier of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and most major daily newspapers in the NASDAQ section under the National Market System listings.

During 2003, the market participants making a market in the Company’s common stock with the highest volumes of Company shares traded were Goldman Sachs & Company, the National Stock Exchange, Knight Equity Markets, LP and Wachovia Capital Markets.

As of December 31, 2003, there were 13,600,182 shares outstanding, owned by approximately 2,700 shareholders of record and an estimated 4,000 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2003.

Quarterly Common Stock Market Price Ranges and Dividends

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$18.45	$18.59	$20.18	$26.96
Low	16.52	16.17	17.06	18.75
Close	16.61	17.02	18.75	21.77
Dividend	0.11	0.11	0.12	0.12

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High*	$18.88	$21.59	$20.00	$19.14
Low*	15.56	16.80	17.00	17.08
Close*	18.40	19.69	18.00	17.50
Dividend*	0.10	0.10	0.11	0.11

* Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

The following table sets forth information as of December 31, 2003 regarding shares of the Company’s common stock that may be issued upon exercise of options previously granted and currently outstanding under the Company’s stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plan
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	340,157	$14.58	217,763
Not approved by security holders	none	none	none

Total	340,157	$14.58	217,763

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents selected consolidated historical financial data of the Company for the periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Interest income	$50,696,176	$45,710,526	$52,284,219	$55,269,464	$48,005,534
Interest expense	11,389,491	10,802,422	19,443,569	19,172,024	15,752,467

Net interest income	39,306,685	34,908,104	32,840,650	36,097,440	32,253,067
Provision for loan losses	4,764,010	3,492,382	4,216,772	3,893,585	1,862,585

Net interest income after provision for loan losses	34,542,675	31,415,722	28,623,878	32,203,855	30,390,482
Other income	14,437,740	11,397,705	10,140,060	8,033,680	8,209,542
Other expense	25,862,457	20,316,234	18,342,279	16,778,415	16,536,075

Income before income taxes	23,117,958	22,497,193	20,421,659	23,459,120	22,063,949
Income taxes	7,810,065	7,394,893	6,613,104	7,884,537	7,327,157

Net income	$15,307,893	$15,102,300	$13,808,555	$15,574,583	$14,736,792

Per share
Net income
Basic*	$1.14	$1.11	$0.99	$1.10	$1.02
Diluted*	1.13	1.11	0.99	1.10	1.02
Cash dividends*	0.46	0.41	0.37	0.34	0.30
Book value*	10.43	9.56	9.09	8.56	7.93
Share price
High*	26.96	21.59	19.12	19.60	25.90
Low*	16.17	15.56	15.09	12.90	14.80
Close*	21.77	17.50	15.82	18.60	17.20

Average shares outstanding
Basic*	13,438,007	13,547,299	13,897,764	14,161,633	14,386,194
Diluted*	13,516,700	13,552,569	13,900,127	14,174,268	14,413,128

Performance ratios
Return on average assets	1.78%	2.13%	2.00%	2.45%	2.46%
Return on average equity	11.40%	11.98%	11.29%	13.41%	13.42%
Average equity to average assets	15.58%	17.80%	17.70%	18.31%	18.35%
Dividend payout	40.56%	37.05%	37.01%	30.54%	29.60%
Efficiency ratio	46.81%	42.29%	40.96%	36.52%	39.04%

Balances at year end
Assets	$971,382,727	$742,014,674	$715,389,907	$661,622,812	$610,726,599
Investment securities	159,436,361	124,924,296	159,185,159	167,505,220	155,345,479
Loans (gross)	715,844,632	532,921,937	488,035,108	443,918,031	382,647,354
Allowance for loan losses	10,798,897	8,834,611	6,426,477	6,351,756	4,746,692
Mortgage loans held for sale	23,092,846	32,452,162	22,375,840	6,480,221	7,541,880
Liabilities	829,567,628	614,571,832	590,608,591	542,307,475	497,275,490
Deposits	735,099,355	547,249,315	522,782,719	517,281,500	471,659,198
Shareholders’ equity	141,815,099	127,442,842	124,781,316	119,315,337	113,451,109

Asset quality ratios
Net charge-offs to average loans	0.75%	0.21%	0.86%	0.54%	0.46%
Nonperforming assets to total assets	1.35%	0.76%	0.70%	0.55%	0.35%
Allowance coverage of nonperforming loans	95.29%	199.98%	136.35%	182.26%	230.38%

* Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

ITEMS 7 AND 7A - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In 1987, the Company was formed under a plan whereby all previously issued shares of the Bank’s stock were exchanged for shares of the Company’s stock. The Bank then became a wholly owned subsidiary of the Company. In 1997, the Company acquired Granite Mortgage, a mortgage bank, through a merger, which was accounted for as a pooling of interests. In July 2003, the Company acquired First Commerce Corporation and its subsidiary bank through a merger, which was accounted for as a purchase transaction. All information presented is consolidated data unless otherwise specified. In addition, amounts per share have been adjusted to reflect the 5-for-4 stock split paid May 31, 2002.

This discussion is intended to provide a general overview of the Company’s performance in 2003 and outlook for 2004. Readers seeking a more in-depth discussion of 2003 are invited to read the more detailed discussions below as well as the financial statements and related notes included under Item 8.

The Year 2003 in Review

Earnings in 2003 improved slightly amidst the challenges presented by sluggish national and weak local economies, as well as the opportunities embraced to expand into new markets. The Company’s mortgage operations posted record profits for 2003, principally earned in the first three quarters of the year during a period of low mortgage interest rates. Substantially lower mortgage volumes followed in the fourth quarter due to a rise in mortgage interest rates. The Company’s commercial and retail banking operations were challenged in 2003 by further declining short-term interest rates, intended to support the national economy, that squeezed already compressed net interest margins. In addition, high unemployment in the Company’s weak local economies increased levels of nonperforming loans, which resulted in higher provisions for loan losses. Despite this challenging business environment, the Company seized opportunities to expand its banking operations into six new markets with six new banking offices and one new loan production office and to expand its mortgage operations into three new markets.

Three of the Company’s six new banking offices were acquired through its acquisition of First Commerce Corporation of Charlotte. In operation since 1996, the First Commerce banking offices were relatively young compared with many of the Company’s banking offices. In addition to the three new banking offices, the merger added significantly to the Company’s loans, investment securities, total assets, deposits, borrowings and capital.

Financial Highlights
($ in thousands, except per share data)	2003	2002	% change
Earnings
Net interest income	$39,307	$34,908	12.6%
Provision for loan losses	4,764	3,492	36.4%
Other income	14,438	11,398	26.7%
Other expense	25,862	20,316	27.3%
Net income	15,308	15,102	1.4%
Per share
Net income
- Basic	$1.14	$1.11	2.7%
- Diluted	1.13	1.11	1.8%
At year-end
Assets (as reported)	$971,383	$742,015	30.9%
Assets (acquired through merger)	171,042	—	n/a
Assets (excluding assets acquired)	800,341	742,015	7.9%
Loans (as reported)	715,845	532,922	34.3%
Loans (acquired through merger)*	108,180	—	n/a
Loans (excluding loans acquired)	607,665	532,922	14.0%
Deposits (as reported)	735,099	547,249	34.3%
Deposits (acquired through merger)*	132,942	—	n/a
Deposits (excluding deposits acquired)	602,157	547,249	10.0%
Ratios
Return on average assets	1.78%	2.13%
Return on average equity	11.40%	11.98%
Average capital to average assets	15.58%	17.80%
Efficiency ratio	46.81%	42.29%

*	On July 15, 2003, gross loans of $115,427 and deposits of $132,048 were acquired from First Commerce.
The December 31, 2003 balances of such loans and deposits are reflected in the table above.

Strong earnings from mortgage originations led to a year of slightly higher earnings for the Company in 2003. Earnings of $15,307,893 in 2003 were a 1.4% increase over the $15,105,300 earned in 2002. On a per share basis, earnings rose to $1.13 in 2003 compared to $1.11 in 2002. In 2003, the Company earned 1.78% on average assets and 11.40% on average equity. Its efficiency ratio was 46.81%.

Factors that significantly affected 2003 earnings and financial position:

°	Granite Mortgage (formerly GLL & Associates), the Company’s mortgage banking subsidiary, posted record 2003 profits of $2,244,639, an 85.9% increase over 2002, primarily due to strong mortgage activity in the first three quarters of 2003. Mortgage volumes were $421,174,000 in 2003 compared to $271,267,000 in 2002.

°	Net interest income increased $4,398,581, or 12.6%, as a result of growth in loans and deposits, but net interest margins contracted 44 basis points to 5.06% in 2003 compared to 5.50% in 2002 as the new volumes of loans and deposits were less profitable.

°	During 2003, loan loss provisions increased $1,271,628, or 36.4%, to provide for charge-offs due to continued weak local economies. Total nonperforming loans were $11,332,793 as of December 31, 2003 compared to $4,417,845 as of December 31, 2002. Included in the nonperforming loans as of December 31, 2003 was $3,268,082 of which 80% of the principal balances were guaranteed under the federal government’s small business lending programs.

°	Other expenses, or operating overhead, increased $5,546,223, or 27.3%, of which $2,964,198 was related to the production of higher volumes of mortgage originations and $2,031,400 was related to the overhead costs of the six new banking offices opened and acquired during 2003.

°	Loans grew by $182,922,695 or 34.3%, of which $108,179,844 were related to the three offices acquired from First Commerce and $40,963,425 were related to the other three newly opened offices. Excluding the new 2003 offices, loans grew by $33,779,426, or 6.3%.

°	Deposits grew by $187,850,040 or 34.3%, of which $132,941,867 were related to the three offices acquired from First Commerce and $10,002,597 were related to the other three newly opened offices. Excluding the new 2003 offices, deposits grew by $44,905,576, or 8.2%.

°	During 2003, the Company repurchased 305,999 shares of its common stock for $5,875,198 or an average cost of $19.20 per share.

OUTLOOK FOR 2004

Economists claim the United States economy has begun its recovery. The Federal Reserve reduced rates in the second quarter of 2003 in an effort to support a recovery. The early 2004 economic signals are mixed, and the Federal Reserve has stated its intentions to remain accommodative for a considerable period. Some economists predict that the Federal Reserve will likely remain neutral for most of 2004. Other economists believe that the economy will strengthen sufficiently to prompt the Federal Reserve to increase rates or tighten moderately in the summer of 2004.

After an economic bottom has occurred, banks may continue to experience increases in their levels of nonperforming loans, even into the beginning of the subsequent recovery period. Also, as short-term interest rates become stable, asset-sensitive banks, such as the Bank, may experience improvement in net interest margins because the interest rates on their fixed-rate sources of funding continue to adjust to the lower rates prevalent in the market.

The Company’s balance sheet remains moderately asset-sensitive because of its significant level of variable rate loans. Asset-sensitive means that when interest rates in the overall economy change, interest rates on the Company’s variable rate assets, primarily loans, change more rapidly than the interest rates on its deposits. Therefore, when interest rates rise, the Company’s interest income rises at a faster pace than the interest expense it pays on its time deposits and other fixed rate funding. Likewise, when interest rates fall, the Company’s interest income on loans declines at a faster pace than the interest it pays on time deposits and other fixed rate funding. In an effort to reduce its asset sensitivity, the Company has historically placed floors and ceilings on many of its variable rate commercial loans. Floors lessen the Company’s exposure to declining rates, while ceilings reduce the Company’s benefit from rising rates.

For 2004, some analysts are predicting an interest rate environment in which short-term interest rates will remain fairly stable, and may even rise in the last six to seven months of the year. As in previous periods of flat to rising interest rates, the Company anticipates it will continue to adjust both the mix and pricing of its rate-sensitive assets and liabilities so as to improve, to the extent possible, its net interest margin and spreads. In addition, the Company’s mortgage subsidiary has historically performed better during periods of lower interest rates due to a favorable housing market, which can serve to partially offset the effects that asset sensitivity may have on net interest income. The Company believes mortgage originations will be less active in 2004 than in 2003, unless longer term rates decline from the low levels experienced in 2003 or an economic recovery increases the demand for housing.

The Company also plans to continue to grow its loan portfolio and to use both deposit growth and alternative sources to fund the loan growth. The Company believes that its credit quality controls remain effective and expects to provide loan loss reserves as are deemed prudent based on its credit quality analysis.

Although 2004 may bring a mixed economic environment, the Company is optimistic regarding its ability to perform under such varying economic circumstances. Efforts are underway to introduce the Company’s retail and commercial banking services to the Winston-Salem market in the fourth quarter of 2004, where it already has a significant mortgage presence. Planting such seeds in new markets has a challenging effect on current earnings, but the Company believes the future benefits will outweigh the present challenges. The Company plans to continue to diversify and broaden its market and economic base, when determined prudent to do so, as it seeks sustainable earnings growth for its shareholders.

SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Historically, the Company presented financial information as one segment as it had no distinct operating segments based on the requirements of SFAS No. 131. As a result of the acquisition of First Commerce by the Bank and as a part of the continued integration, management has re-evaluated its reportable operating segments and determined that it has the following segments in accordance with SFAS No. 131: Community Banking, Mortgage Banking and Other. The chief operating decision maker includes certain members of the Company’s management and board committees.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company’s accounting policies relating to the allowance for loan losses, investment securities fair value estimates and mortgage loans held for sale fair value estimates involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Loans,” “Provisions and Allowance for Loan Losses” and “Investment Securities.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” for additional information regarding all of the Company’s critical and significant accounting policies.

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

Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans are deemed to be impaired when the Company determines that it is probable the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve, recorded as a specific reserve in the allowance for loan losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods. The Company’s nonperforming assets were $13,108,030 and $5,620,448 as of December 31, 2003 and 2002, respectively, and its charge-offs were $5,087,661, $1,555,068 and $4,500,811 for 2003, 2002 and 2001, respectively.

INVESTMENT SECURITIES - Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

MORTGAGE LOANS HELD FOR SALE - The Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of mortgage loans are included in noninterest income.

DERIVATIVES AND HEDGING ACTIVITIES - The Company enters into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).

The Company’s primary transactions involve cash flow hedges. In a cash flow hedge, the effective portion of the changes in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before undertaking the hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

RECENT ACQUISITION

On July 15, 2003, the Company completed its acquisition of First Commerce Corporation of Charlotte, North Carolina. As of July 15, 2003, First Commerce had total assets of approximately $171,042,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the transaction, the Company issued 543,217 shares of common stock and paid $9,829,749 in cash to First Commerce shareholders. The transaction was accounted for as a purchase and resulted in approximately $11,477,000 in intangible assets.

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, the year ended December 31, 2002 compared to the year ended December 31, 2001, and the year ended December 31, 2001 compared to the year ended December 31, 2000.

2003 COMPARED TO 2002

In 2003, the Company earned $15,307,893, or $1.13 per share, compared to $15,102,300, or $1.11 per share, in 2002. The earnings provided returns on average assets of 1.78% in 2003 compared to 2.13% in 2002 and returns on average equity of 11.40% in 2003 compared to 11.98% in 2002. The earnings increase was primarily attributable to higher net interest income and income from mortgage originations, which were mostly offset by higher loan loss provisions and overhead costs.

The Company’s net interest income increased $4,398,581, or 12.60%, during 2003 compared to 2002. This increase was primarily because increases in net interest income from new volumes was only partially offset by lower net interest income resulting from lower interest rates. The Company’s net interest margin averaged 5.18% for the year-to-date period, down from 5.47% for 2002. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Higher loan volumes led to higher interest income for 2003. Interest income for 2003 increased $4,985,650, or 10.91%, from 2002 primarily because the growth in interest income from higher volumes of commercial and mortgage loans was only partially offset by reduced interest income due to lower rates on both loans and investments in general. Interest and fees on loans increased $5,781,538, or 14.95%, due to higher average volumes and rates during the year. Yields on loans averaged 6.79% for 2003, down from 7.34% for 2002. The prime rate averaged 4.13% during 2003 compared to 4.69% during 2002. Gross loans averaged $654,288,794 in 2003 compared to $526,758,803 last year, an increase of $127,529,991, or 24.21%. Average loans of the Bank were $612,278,824 compared to $504,520,592 last year, an increase of $107,758,232, or 21.36%, while average loans of Granite Mortgage were $42,009,970 compared to $22,238,211 last year, an increase of $19,771,759, or 88.91%. The growth in the Bank’s average loans was effected by $115,427,028 in loans acquired on July 15, 2003 from First Commerce and $40,963,425 in loans originated by the other Bank offices opened during 2003, although these loan volumes were included in the Bank’s averages for only a portion of the year. The growth in Granite Mortgage’s average loans resulted from mortgage originations of approximately $421,174,000 in 2003 compared to approximately $271,267,000 in 2002. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Declining rates generally cause an increase in mortgage refinancings and, to a lesser extent, mortgage originations. Interest on securities and overnight investments decreased $795,888, or 11.31%, due to lower average yields earned during the period. The yield on investment securities and overnight investments declined to 5.06% in 2003 from 6.27% in 2002. Investment security yields declined 98 basis points when comparing 2003 and 2002. The decline in the yield more than offset the increase in the average balances for investment securities and overnight investments. Average securities and overnight investments were $153,042,239 compared to $139,926,649 last year, an increase of $13,115,590, or 9.37%. The Bank acquired investment securities of $27,240,789 in the First Commerce acquisition, which effected average investment balances for the last six months of 2003.

Interest expense increased $587,069, or 5.43%, primarily because higher interest expense from higher volumes of interest-bearing liabilities was partially offset by lower interest expense from lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 1.83% for 2003, down from 2.26% for 2002. Interest-bearing deposits averaged $530,436,580 in 2003 compared to $429,933,109 last year, an increase of $100,503,471, or 23.38%. NOW deposits averaged $94,337,036 compared to $83,761,379 in 2002, an increase of $10,575,657, or 12.63%. Money market deposits averaged $115,633,923 in 2003 compared to $53,107,539 last year, an increase of $62,526,384, or 117.74%. Time deposits averaged $294,163,967 compared to $266,835,606 for the same periods, an increase of $27,328,361, or 10.24%. The growth in the Bank’s average deposits was effected by $131,068,621 in deposits acquired on July 15, 2003 from First Commerce and $10,002,597 in deposits received by the other Bank offices opened during 2003, although these deposit volumes were included in the Bank’s averages for only a portion of the year. Overnight and other borrowings averaged $79,683,758 compared to $53,980,926 last year, an increase of $25,702,832, or 47.61%. Overnight borrowings averaged $17,762,252 compared to $33,426,013 last year, a decrease of $15,663,761, or 46.86%, reflecting a decrease of $17,215,106, or 85.81%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $1,551,345, or 11.61%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $61,921,506 compared to $20,554,913 last year, an increase of $41,366,593, or 201.25%, reflecting an increase of $20,463,181, or 1131.68%, in average borrowings of the Bank and an increase of $18,588,344, or 99.16%, in temporary borrowings of Granite

Mortgage primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage. Included in average borrowings for the last six months of the year were $27,000,000 in borrowings assumed in the acquisition of First Commerce.

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued unfavorable economic trends in the Catawba Valley region of the Company’s market area and due to higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amount of $4,764,010 in 2003 compared to $3,492,382 in 2002, to provide for future losses related to uncollectible loans.

Also due to the continued weak local economy, charge-offs in 2003 were substantially higher than in 2002. Charge-offs, net of recoveries, in 2003 were $4,662,259, an increase of $3,578,011 over net charge-offs of $1,084,248 in 2002, of which $2,098,499 were related to commercial loans in default. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented below, nonperforming asset levels as presented below, and loans with higher risk grades. Nonperforming loans totaled $11,332,793 at the end of 2003 compared with $4,417,845 at the end of 2002. Nonperforming loans as of December 31, 2003 included $3,268,082 of loans where 80% of the balance is guaranteed under the federal government’s small business lending programs. The amount of loans with the three highest risk grades totaled $12,046,107 at December 31, 2003 as compared with $6,554,602 at December 31, 2002. Included in these three highest risk grades were the unguaranteed portions of approximately $1,136,000 of loans made under the federal government’s small business loan programs. Some portions of the Catawba Valley economy are beginning to show signs of growth and the new markets should help diversify the Company’s loan base, but it is difficult to determine if or when the Catawba Valley economy will return to its former strength.

For 2003, total noninterest income was $14,437,740, up $3,040,035, or 26.67%, from $11,397,705 earned in 2002, primarily because of higher fees from mortgage originations. Fees on deposit accounts were $5,537,054 during 2003, up $134,764, or 2.49%, from $5,402,290 in 2002. Also, other service fees and commissions were $937,787, down $82,151, or 8.05%, from $1,019,938 in 2002, primarily due to lower fee income from sales of loans and annuities, which decreased $328,404. A further drop in mortgage rates in 2003 increased mortgage origination activity. Mortgage origination fee income was $6,892,171 for 2003, up $2,942,817, or 74.51%, from $3,949,354 earned in 2002. Mortgage loans originated during 2003 and 2002 were approximately $421,174,000 and $271,267,000, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. A recent rise in mortgage rates appears to be causing a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. There were no significant gains or losses on sales of securities in the year-to-date periods of 2003 or 2002. Although management continued to emphasize other nontraditional banking services, 2003 income from the sales of annuities and life insurance fell short of Company goals.

Total noninterest expenses were $25,862,457 during 2003, up $5,546,223, or 27.30%, from $20,316,234 in 2002. The changes in the various overhead categories included costs associated with the increase in mortgage origination activities and the addition of newly opened banking offices and the banking offices acquired in the First Commerce transaction. Total personnel costs, the largest of the overhead expenses, were $16,471,281 during 2003, up $3,570,532, or 27.68%, from $12,900,749 in 2002. Of the $3,570,532 increase, $2,228,175 were related to mortgage operations, while $1,342,357 were related to banking operations.

Noninterest expenses other than for personnel increased 26.64% to $9,391,176 during 2003 from the $7,415,485 incurred in 2002. Of the $1,975,691 increase, the Bank’s nonpersonnel costs increased $1,227,573, while Granite Mortgage’s nonpersonnel costs increased $736,023. Occupancy expenses were $1,205,806 in 2003, up $295,578, or 32.47%, from $910,228 in 2002, primarily reflecting the additional occupancy costs associated with the newly opened banking offices and the banking offices acquired from First Commerce. Other noninterest expenses were $6,797,392 in 2003, up $1,680,807, or 32.85%, from $5,116,585 in 2002. Of the $1,680,807 increase in other noninterest expenses, $1,052,525 were related to banking operations, while $616,187 were related to mortgage operations. Year-to-date income tax expense was $7,810,065 in 2003, up $415,172, or 5.61%, from $7,394,893 in 2002. The year-to-date effective tax rates were 33.78% and 32.87% for 2003 and 2002, respectively, with the increase in 2003 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.

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

Other expenses, or overhead, increased $1,973,955, or 10.8%, to $20,316,234 in 2002 from $18,342,279 in 2001, primarily due to increased costs associated with higher mortgage origination activity. Personnel expenses, the largest component of overhead, increased to $12,900,749 in 2002 from $11,408,477 in 2001, primarily due to increases in expenses related to profit sharing, healthcare and higher production-related compensation resulting from increased mortgage origination activity.

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

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company’s earnings. It is management’s on-going policy to maximize net interest income. Net interest income totaled $39,306,685, $34,908,104, and $32,840,650 for 2003, 2002 and 2001 respectively, representing an increase of 12.6% for 2003 over 2002, an increase of 6.3% for 2002 over 2001, and a decrease of 9% for 2001 from 2000. Interest rate spreads have been at least 4.00% over the last three years, and the Company continues efforts to maximize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2003			2002			2001
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$654,289	6.79%	$44,456	$526,759	7.34%	$38,674	$479,732	8.95%	$42,931
Taxable securities	81,384	4.11%	3,342	68,745	5.54%	3,811	86,309	6.18%	5,333
Nontaxable securities (2)	62,565	6.89%	4,310	70,271	7.04%	4,946	72,964	7.06%	5,148
Federal funds sold	9,093	1.07%	97	910	1.10%	10	15,392	4.38%	674

Total interest-earning assets	807,331	6.47%	52,205	666,685	7.12%	47,441	654,397	8.27%	54,086

Cash and due from banks	24,487			22,045			21,068
All other assets	30,052			19,509			15,755

Total assets	$861,870			$708,239			$691,220

Liabilities and shareholders’ equity
NOW deposits	$94,337	0.65%	615	$83,761	0.53%	442	$77,575	1.05%	813
Money market deposits	115,634	1.79%	2,066	53,108	2.07%	1,097	34,733	2.89%	1,004
Savings deposits	26,302	0.14%	38	26,229	0.43%	112	24,625	1.16%	285
Time deposits of $100,000 or more	160,781	2.16%	3,471	121,644	2.91%	3,536	133,055	5.36%	7,128
Other time deposits	133,383	2.64%	3,524	145,192	3.12%	4,530	169,119	5.40%	9,130

Interest-bearing deposits	530,437	1.83%	9,715	429,934	2.26%	9,718	439,107	4.18%	18,360
Overnight borrowings	17,762	1.26%	224	33,426	1.91%	638	14,188	3.28%	466
Other borrowings	61,922	2.34%	1,451	20,555	2.17%	446	19,278	3.21%	618

Total interest-bearing liabilities	610,121	1.87%	11,390	483,915	2.23%	10,802	472,573	4.11%	19,444

Noninterest-bearing deposits	109,834			93,848			89,921
Other liabilities	7,612			4,429			6,382
Shareholders’ equity	134,303			126,047			122,344

Total liabilities and shareholders’ equity	$861,870			$708,239			$691,220

Net yield on earning assets and net interest income (2)(3)		5.06%	$40,815		5.50%	$36,639		5.29%	$34,642

Interest rate spread (4)		4.60%			4.89%			4.16%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2003, 2002 and 2001.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2003 compared to 2002			2002 compared to 2001
	Change			Change
	Attributable to			Attributable to
dollars in thousands	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$9,014	$(3,232)	$5,782	$3,831	$(8,088)	$(4,257)
Taxable securities	610	(1,079)	(469)	(1,029)	(493)	(1,522)
Nontaxable securities	(537)	(99)	(636)	(190)	(12)	(202)
Federal funds sold	89	(2)	87	(397)	(267)	(664)

Interest-earning assets	$9,176	$(4,412)	$4,764	$2,215	$(8,860)	$(6,645)

NOW deposits	$62	$111	$173	$49	$(420)	$(371)
Money market deposits	1,204	(235)	969	455	(362)	93
Savings deposits	—	(74)	(74)	13	(186)	(173)
Time deposits of $100,000 or more	991	(1,056)	(65)	(472)	(3,120)	(3,592)
Other time deposits	(340)	(666)	(1,006)	(1,019)	(3,581)	(4,600)

Interest-bearing deposits	1,917	(1,920)	(3)	(974)	(7,669)	(8,643)
Overnight borrowings	(248)	(166)	(414)	500	(328)	172
Other borrowings	933	72	1,005	34	(206)	(172)

Interest-bearing liabilities	$2,602	$(2,014)	$588	$(440)	$(8,203)	$(8,643)

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2003 and 2002, such unfunded commitments to extend credit were $120,746,272 and $87,675,231, respectively, while commitments in the form of standby letters of credit totaled $6,133,695 and $6,664,731, respectively.

The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the Nasdaq Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing its subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. The Company repurchased 305,999 shares of its common stock at an average price of $19.20 during 2003.

In 2002, Granite Mortgage changed the method in which it manages its mortgage loans in process. Prior to the change, as Granite Mortgage committed to or locked in a mortgage rate with a customer, Granite Mortgage would concurrently obtain a commitment from a institutional buyer to buy the mortgage upon its closing 30 to 45 days thereafter. Effective in 2002, Granite Mortgage waits until the mortgage loan closes to arrange for the sale of the mortgage loan. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of December 31, 2003, Granite Mortgage held $16,032,147 in open mortgage-backed security commitments with an estimated market value of $15,928,407, an unrealized loss of $103,740. For 2003, there were realized gains on hedged mortgage loan commitments of $172,517 and realized losses of $200,456 on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage production also believes that this management method increases production efficiencies.

Through its acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006.

Except for the hedging strategy, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2003, payments due under such operating lease arrangements are $573,234 in 2004, $1,205,598 in the years 2005 through 2006, $856,694 in the years 2007 through 2008 and $1,273,235 in the years 2009 and thereafter.

Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. As of December 31, 2003, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $574,318,385, or 78.1%, of the Bank’s total deposits.

The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2003, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2003, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $8,250,000 with the Federal Reserve Bank and no securities with the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2003, the Bank had the capacity to borrow approximately $91,560,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans.

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2003 and 2002, this line of credit was $50,000,000 and $30,000,000, of which $26,107,383 and $28,198,129, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated and the Company serves as guarantor on this borrowing.

On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2003, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

The majority of the Company’s deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. Because the Company has historically relied on deposits from its local market areas as its primary sources of funding, it has not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, the Company does realize the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2003

	Interest Sensitive Within			Total	Non-sensitive or Sensitive
	1 to	91 to	181 to	Within	Beyond
dollars in thousands	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$4,103			$4,103		$4,103
Securities (at amortized cost) (1):
U.S. Treasury				—	$5,314	5,314
U.S. Government agencies	—	$4,560	$1,000	5,560	67,884	73,444
States and political subdivisions	2,245	4,009	355	6,609	55,603	62,212
Other (including equity securities)	—	—		—	17,085	17,085
Loans (gross):
Real estate - Construction	78,025	1,269	2,355	81,649	8,527	90,176
Real estate - Mortgage	308,406	3,093	3,541	315,040	62,916	377,956
Commercial, financial and agricultural	183,363	2,404	3,090	188,857	22,620	211,477
Consumer	4,537	347	1,179	6,063	29,918	35,981
All other	—	—	115	115	1,091	1,206
Mortgages held for sale	23,093	—	—	23,093	—	23,093

Total interest-earning assets	$603,772	$15,682	$11,635	$631,089	$270,958	$902,047

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$128,910			$128,910		$128,910
Money market accounts	135,046			135,046		135,046
Time deposits of $100,000 or more	59,237	$37,349	$36,309	132,895	$27,886	160,781
Other time deposits	37,355	37,829	52,359	127,543	45,841	173,384
Overnight borrowings	25,205			25,205		25,205
Other borrowings	29,108	8,000	11,000	48,108	17,187	65,295

Total interest-bearing liabilities	$414,861	$83,178	$99,668	$597,707	$90,914	$688,621

Interest sensitivity gap	$188,911	$(67,496)	$(88,033)	$33,382
Cumulative interest sensitivity gap	188,911	121,415	33,382	33,382
Interest earning-assets as a percentage of interest-bearing liabilities	146%	19%	12%	106%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

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

		Estimated Resulting Theoretical		Estimated Resulting Theoretical
	Hypothetical Immediate	Equivalent Net Interest Income		Market Value of Equity
dollars in thousands	and Sustained Rate Change	Amount	% Change	Amount	% Change
	+4%	$45,953	16.1%	$114,342	-18.3%
	+3%	44,355	12.0%	119,979	-14.2%
	+2%	42,720	7.9%	126,078	-9.9%
	+1%	41,098	3.8%	132,697	-5.2%
	0%	39,596	0.0%	139,904	0.0%
	-1%	36,189	-8.6%	147,793	5.6%
	-2%	32,264	-18.5%	157,570	12.6%
	-3%	28,737	-27.4%	168,873	20.7%
	-4%	25,789	-34.9%	180,158	28.8%

The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2003

	Within	One to	Five
	One	Five	Years or
dollars in thousands	Year	Years	More	Total
Real estate - Construction	$35,215	$33,303	$21,658	$90,176
Real estate - Mortgage	65,089	189,171	123,696	377,956
Commercial, financial and agricultural	116,480	78,520	16,477	211,477
Consumer	4,397	30,295	1,289	35,981
All other	821	385	—	1,206

Total	$222,002	$331,674	$163,120	$716,796

Predetermined rate, maturity greater than one year		$99,733	$16,738	$116,471
Variable rate or maturing within one year	222,002	231,941	146,382	600,325

Total	$222,002	$331,674	$163,120	$716,796

The Company’s rate paid on interest-bearing deposits declined to 1.83% in 2003 compared to 2.26% in 2002. The Company’s deposit growth was primarily reflected in transaction deposits, which increased $100,841,882. Rate sensitive consumers chose to place funds in transaction deposit accounts because of lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company’s growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below. AVERAGE DEPOSITS for the years ended December 31,

AVERAGE DEPOSITS
for the years ended December 31,

dollars in thousands	2003	2002	2001
Non-interest-bearing demand deposits	$109,834	$93,848	$89,921
Interest-bearing demand deposits	209,971	136,869	112,308
Savings deposits	26,302	26,229	24,625
Time deposits	294,164	266,836	302,174

Total	$640,271	$523,782	$529,028

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2003 totaled approximately $160,781,000. The following table presents the maturities of these time deposits of $100,000 or more.

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2003

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$59,237	$37,349	$36,309	$132,895	$27,886	$160,781

CAPITAL RESOURCES

Funding for the future growth and expansion of the Company is dependent upon earnings of the Company’s subsidiaries. As of December 31, 2003, the Company’s ratio of total capital to risk-adjusted assets was 18.38%. The Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations. The Company currently plans no significant capital expenditures.

LOANS

Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank generally considers its primary markets to be Burke, Caldwell, Catawba, Mecklenburg, Watauga and Wilkes counties of North Carolina. Granite Mortgage considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina and Hilton Head Island, South Carolina. Total loans at December 31, 2003 were $715,844,632, which compares with $532,921,937 at December 31, 2002, for an increase of $182,922,695 or 34.32%. Excluding the effects of the acquisition of First Commerce, loans increased $68,402,726, or 12.84%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized business. The Company has a diversified loan portfolio with no concentrations to any one borrower, industry or market region. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

LOANS
As of December 31,

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$90,176	12.6%	$75,383	14.1%	$72,418	14.2%	$62,093	13.8%	$38,957	10.0%
Mortgage	377,956	52.7%	245,496	46.0%	243,067	47.4%	200,945	44.5%	177,004	45.2%
Commercial, financial and agricultural	211,477	29.5%	175,409	32.9%	166,980	32.7%	156,297	34.6%	141,713	36.3%
Consumer	35,981	5.0%	37,046	6.9%	28,441	5.6%	31,501	7.0%	32,331	8.3%
All other	1,206	0.2%	449	0.1%	282	0.1%	248	0.1%	795	0.2%

Total loans	716,796	100.0%	533,783	100.0%	511,188	100.0%	451,084	100.0%	390,800	100.0%

Deferred origination fees, net	(951)		(860)		(777)		(685)		(611)

Total loans, net of deferred fees	$715,845		$532,923		$510,411		$450,399		$390,189

Real estate loans comprised 65.3% of the portfolio in 2003 compared to 60.1% in 2002. Commercial loans comprised 29.5% of the portfolio in 2003 compared to 32.9% in 2002, while consumer loans comprised 5.0% in 2003 compared to 6.9% in 2002. Commercial loans of $211,476,974, consumer loans of $35,980,704 and real estate mortgage loans of $377,955,786 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business or the borrower. Real estate construction loans of $90,175,534 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

December 31, 2003 balances of approximately $32,948,000, $7,061,000 and $551,000, in real estate, commercial and consumer loans, respectively, were from the three offices opened during 2003. December 31, 2003 balances of approximately $90,463,000, $17,512,000 and $558,000, in real estate, commercial and consumer loans, respectively, were from the three offices acquired from First Commerce in July 2003.

NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

dollars in thousands	2003	2002	2001	2000	1999
Nonperforming assets
Nonaccrual loans	$8,115	$3,265	$2,944	$1,502	$1,079
Loans past due 90 days or more and still accruing interest	3,218	1,153	1,769	1,983	981
Foreclosed properties	1,775	1,203	323	134	54

Total	$13,108	$5,621	$5,036	$3,619	$2,114

Nonperforming loans to total loans	1.58%	0.83%	0.97%	0.79%	0.54%
Allowance for loan losses to nonperforming loans	95.29%	199.98%	136.35%	182.26%	230.38%
Nonperforming assets to total assets	1.35%	0.76%	0.70%	0.55%	0.35%

Certain loans are classified as nonaccrual, meaning that interest is not being accrued on these instruments. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time. The recorded accrued interest is also reversed or charged off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Included in nonperforming assets as of December 31, 2003 are loans totaling $3,268,082 of which 80% of the principal balances were guaranteed under the federal government’s small business lending programs. The ratio of nonperforming loans to total loans would decline to approximately 1.22% as of December 31, 2003 if the principal balances of $2,614,466 guaranteed by the federal government had been excluded from nonperforming loans.

The Company’s investment in impaired loans for the past five years ended December 31 was as follows:

IMPAIRED LOANS
As of December 31,

dollars in thousands	2003	2002	2001	2000	1999
Investment in impaired loans:
Impaired loans still accruing interest	$3,114	$1,890	$1,274	$545	$1,171
Accrued interest on accruing impaired loans	90	56	38	24	51
Impaired loans not accruing interest	8,115	3,265	2,944	1,502	1,079
Accrued interest on nonaccruing impaired loans	215	127	131	53	56

Total investment in impaired loans	$11,534	$5,338	$4,387	$2,124	$2,357

Loan loss allowance related to impaired loans	$2,412	$2,196	$1,372	$1,010	$747

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired, including accrued interest, was $11,534,862 ($8,330,334 of which was on a nonaccrual basis) and $5,338,098 ($3,392,264 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2003 and 2002 was not significantly different from the balance at December 31, 2003 and 2002. The related allowance for loan losses for these loans was $2,412,366 and $2,195,850 at December 31, 2003 and 2002, respectively. The allowance for impaired loans increased $216,516, or 9.86%, while the total investment in impaired loans increased $6,196,764, or 116.09%. This disparity is primarily attributable to three loans totaling $5,677,535, of which 80% of the principal balances are guaranteed under the federal government’s small business lending programs. The loan loss allowance related to impaired loans was 21% as of December 31, 2003. Excluding principal balances guaranteed under the federal government’s small business lending programs, the loan loss allowance related to impaired loans would have been approximately 34% as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, the Bank recognized interest income on those impaired loans of approximately $305,865, $183,405 and $168,236, respectively.

For the year ended December 31, 2003, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was approximately $146,000. Interest recognized on such loans for 2003 was approximately $346,000. For the years ended December 31, 2002 and 2001, management determined that the gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms and the amount of interest income on those loans that was included in net income was not material to the Company’s earnings.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Bank’s Board of Directors. The Bank’s Board of Directors also review monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

Management considers certain commercial loans with weak credit risk grades to be individually impaired and measures such impairment based upon available cash flows and the value of the collateral. Allowance or reserve levels are estimated for all other graded loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. In estimating reserve levels, the Bank also aggregates non-graded loans into pools of similar credits and reviews the historical loss experience associated with these pools as additional criteria to allocate the allowance to each category.

Management uses the information developed from the procedures described above in evaluating and grading the loan portfolio. This continual grading process is used to monitor the credit quality of the loan portfolio and to assist management in determining the appropriate levels of the allowance for loan losses.

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. After a loan has been identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time and management’s estimate of probable incurred losses as well as other factors that are known at the time when the appropriate level for the allowance for loan losses is assessed, including the average term of the portfolio. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical and projected loss rates relative to each portfolio.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued unfavorable economic trends in the Catawba Valley region of the Company’s market area and due to higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $4,764,010 in 2003 compared to $3,492,382 in 2002 and $4,216,772 in 2001 to provide for future losses related to uncollectible loans. At December 31, 2003, the loan loss reserve was 1.53% of net loans outstanding compared to 1.69% as of December 31, 2002. Approximately $2,012,000 of the provision for loan losses was attributable to loan growth, while $2,752,000 was attributable to declining credit quality.

The following table presents an analysis of changes in the allowance for loan losses for years indicated.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

dollars in thousands	2003	2002	2001	2000	1999
Balance at beginning of year	$8,835	$6,426	$6,352	$4,747	$4,620

Loans charged off:
Real estate	1,616	329	1,474	1,305	662
Commercial, financial and agricultural	2,275	538	2,123	613	954
Credit cards and related plans	41	57	19	13	33
Installment loans to individuals	767	260	468	280	232
Demand deposit overdraft program	389	371	417	395	—

Total charge-offs	5,088	1,555	4,501	2,606	1,881

Recoveries of loans previously charged off:
Real estate	3	78	52	89	16
Commercial, financial and agricultural	176	168	53	80	58
Credit cards and related plans	5	2	5	3	7
Installment loans to individuals	71	59	39	82	64
Demand deposit overdraft program	170	165	209	63	—

Total recoveries	425	472	358	317	145

Net charge-offs	4,663	1,083	4,143	2,289	1,736

Additions charged to operations	4,764	3,492	4,217	3,894	1,863

Allowance of loans acquired in purchase transaction	1,863	—	—	—	—

Balance at end of year	$10,799	$8,835	$6,426	$6,352	$4,747

Ratio of net charge-offs during the year to average loans outstanding during the year	0.75%	0.21%	0.86%	0.54%	0.46%
Allowance coverage of net charge-offs	231.62%	814.81%	155.15%	277.55%	273.51%
Allowance as a percentage of gross loans	1.51%	1.66%	1.32%	1.43%	1.24%
Allowance as a percentage of net loans	1.53%	1.69%	1.33%	1.45%	1.26%

The allowance for loan losses acquired in the purchase transaction represents general loan loss reserves. Any specific reserves were evaluated and recorded in the fair value adjustment for the applicable loan.

The following table presents the allocation of the allowance for loan losses by category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$4,602	65.3%	$3,564	60.1%	$2,397	61.6%	$2,399	58.3%	$1,219	55.2%
Commercial, financial and agricultural	5,226	29.5%	4,410	32.9%	3,306	32.7%	3,144	34.6%	2,909	36.3%
Consumer	684	5.0%	649	6.9%	540	5.6%	626	7.0%	447	8.3%
All other loans	—	0.2%	—	0.1%	—	0.1%	—	0.1%	—	0.2%
Unallocated	287	n/a	212	n/a	183	n/a	183	n/a	172	n/a

Total loans	$10,799	100.0%	$8,835	100.0%	$6,426	100.0%	$6,352	100.0%	$4,747	100.0%

The allowance for loan losses was 1.51%, 1.66% and 1.32% of loans outstanding at December 31, 2003, 2002 and 2001, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.75%, 0.21% and 0.86% at December 31, 2003, 2002 and 2001, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.

Charge-offs in 2003 were $5,087,661, an increase of $3,532,593 over 2002, of which $2,274,594 were related to commercial loans in default. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $12,046,107 at December 31, 2003 as compared with $6,554,602 and $5,495,216 at December 31, 2002 and December 31, 2001, respectively. Some portions of the Catawba Valley economy are beginning to show signs of growth and the new markets should help diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to its former strength.

INVESTMENT SECURITIES

The Company invests in securities as allowable under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities and certain derivatives, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities.

The Company’s investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by the Corporation’s Asset/Liability Committee (“ALCO”), which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies.

Investment strategies are established by the ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the investment portfolio in managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

At December 31, 2003, the securities classified as available for sale, carried at market value, totaled $97,666,795, with an amortized cost of $96,284,809, compared to a December 31, 2002 total market value of $52,264,131 with an amortized cost of $50,608,309. Available for sale securities with a market value of $27,240,789 were acquired from First Commerce. Excluding the available for sale securities acquired from First Commerce, available for sale securities increased by $18,161,875, or 34.75%, primarily due to the investment of liquid assets acquired from First Commerce. Securities available for sale are securities which will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of U.S. Government Agencies with an average life of 4.3 years and other bonds, notes and debentures with an average life of 21.2 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $61,769,566, with a market value of $65,275,625 at December 31, 2003. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of U.S. Government Agencies with an average life of 0.7 years and municipal bonds with an average life of 4.7 years. During 2003, $44,669,257 in securities matured and $1,207,210 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.

CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2003

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. Treasury			$5,314	4.88%
U.S. government agency	$3,055	6.25%	50,342	3.80%	$14,838	4.13%
State and political subdivisions (2)					1,918	5.12%	$3,733	5.79%
Other			200	7.13%			11,065	5.20%

Total	$3,055	6.25%	$55,856	3.91%	$16,756	4.24%	$14,798	5.35%

Held to maturity:
U.S. government agency	$2,505	6.34%	$2,704	5.74%
State and political subdivisions (2)	6,609	7.13%	25,286	6.79%	$20,159	6.71%	$4,507	7.37%

Total	$9,114	6.91%	$27,990	6.69%	$20,159	6.71%	$4,507	7.37%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2003.

The following table provided information regarding the composition of the Company’s investment securities portfolio at the end of each of the past three years.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

dollars in thousands	2003	2002	2001
Available for sale (at estimated fair value):
U.S. Treasury	$5,372	$1,029	$1,029
U.S. government agency	68,783	$45,281	62,391
State and political subdivisions	5,594	—	—
Other	17,918	6,983	9,245

Total	$97,667	$52,264	$72,665

Held to maturity (at amortized cost):
U.S. Treasury			$1,002
U.S. government agency	$5,209	$5,225	8,736
State and political subdivisions	56,560	67,435	76,782

Total	$61,769	$72,660	$86,520

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2003

	Within	One to	Three to	Five
	One	Three	Five	Years or
dollars in thousands	Year	Years	Years	More	Total
Contractual Cash Obligations
Long-term borrowings	$5,000	$2,000		$15,000	$22,000
Operating lease obligations	573	563	$174	143	1,453

Total	$5,573	$2,563	$174	$15,143	$23,453

Other Commitments
Commitments to extend credit	$52,968	$25,804	$11,273	$30,701	$120,746
Standby letters of credit	6,134	101			6,235

Total	$59,102	$25,905	$11,273	$30,701	$126,981

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity And Market Risks” beginning on page 23 above and in Notes 1, 18, 19 and 20 in the “Notes to Consolidated Financial Statements” beginning on page 45.

RELATED PARTY TRANSACTIONS

The Company has no material related party transactions. The Company may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are in compliance with applicable banking regulations.

SEGMENT RESULTS

The Company’s operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on the Company’s existing organizational structure. See Note 21 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and reporting practices utilized by the Company to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Expenses that are considered to be merger-related are retained in the Corporate Office and are excluded from these segments.

Community Banking

Community Banking grew internally during 2003 as well as through the acquisition of First Commerce. The Community Banking segment was comprised of 19 banking offices at the end of 2003, up from 14 banking offices at December 31, 2002. Net interest income from Community Banking activities totaled $34,362,277, an increase of $2,778,327 or 8.09%, compared to 2002. Net interest income in 2002 increased $1,472,002, or 4.89%, compared to 2001.

The 2003 provision for loan losses increased $1,341,628 or 39.20%, from 2002. This increase reflects the changes in levels of nonperforming assets as a percentage of total assets during 2003. The 2002 provision decreased $674,390, or 16.46%, compared to 2001. This decrease resulted lower necessary provisions due to a decrease in net charge-offs compared to 2001.

Noninterest income produced from customers through Community Banking increased $23,948, or 0.32% in 2003 from the noninterest income produced in 2002. Comparing 2002 to 2001, noninterest income increased $488,850, or 6.93%. Noninterest expenses related to Community Banking activities increased $2,569,930, or 17.24%, because of the increased overhead expenses, in particular personnel expenses, associated with the opening and acquisition of six new full-service banking offices and one new loan production office. Comparing 2002 to 2001, noninterest expense increased $1,136,726, or 8.25%.

The provision for income taxes allocated to the Community Banking decreased $276,471, or 4.20%, because of a 5.33% decrease in pretax income, which was partially offset by higher effective tax rates. Effective tax rates increased to 32.07% in 2003 from 31.69% in 2002. The 2002 provision for income taxes increased $564,708, or 9.37%, compared to 2001 because of a increases in pretax income and the effective tax rate.

Total identifiable assets for Community Banking increased $235,305,732, or 33.68%, to a total of $933,907,945, compared to 2002, primarily due to the acquisition of First Commerce which contributed an increase in assets of $171,041,568. In addition to new business generated from existing Company operations, the remaining $64,264,164 in asset growth resulted in part from the opening of three new offices in three new markets, which generated $41,579,578 in assets by December 31, 2003.

Mortgage Banking

The Company’s Mortgage Banking segment further expanded during 2003 compared to 2002 because of the continued favorable low interest rate environment. The Company’s mortgage originations totaled approximately $421,174,000 in 2003, up $149,907,000, or 55.26%, from originations of approximately $271,267,000 in 2002.

Net interest income for the Mortgage Banking segment totaled $4,969,103 in 2003, up $1,680,343, or 51.09%, compared to 2002. The 2002 amount reflected an increase of 15.62% when compared to net interest income in 2001. These increases reflect the continued growth in mortgage originations as a result of historically low interest rates. The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan losses being relatively stable during the years ended December 31, 2003, 2002, and 2001. Noninterest income in 2003 increased $2,942,817, or 74.51%, compared to 2002, which in turn reflected an increase of $827,202, or 26.49%, from 2001. The increase were the result of record origination volumes in 2003 and 2002.

Noninterest expenses incurred in 2003 within the Mortgage Banking segment increased $2,964,198, or 57.49%, compared to 2002 as a result of higher costs associated with substantially higher origination activity. Comparing 2002 and 2001, noninterest expenses increased $778,531, or 17.86%.

The provision for income taxes allocated to the Mortgage Banking segment increased $691,643, or 85.93%, due to higher pretax income. For 2002, the provision for income taxes increased $217,081, or 36.93%, compared to 2001 due to the same reason that caused the 2003 increase.

Other

The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The adoption of FIN 45 did not have a material impact on results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The Company is still evaluating the effect of the remaining provisions of FIN 46R on its financial statements, but no material impact on the consolidated results of operations or consolidated financial condition of the Company is expected.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after June 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders’ equity or separately classifying them as mezzanine equity. This Statement was effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company in the third quarter of 2003. The Company has not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 did not affect the Company’s results of operations, financial position or disclosures.

INFLATION

Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Although the effect of inflation is normally not as significant as is the influence on those businesses which have large investments in plant and inventories, it does have an effect on the Company’s operations. In times of higher inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item is contained in Item 7 above under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

ITEM 8 — FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

Begins on
Page
Independent Auditors’ Report	38
Statement Of Management Responsibility	38
Financial Statements:
Consolidated Balance Sheets	39
December 31, 2003 and 2002
Consolidated Statements Of Income	40
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements Of Comprehensive Income	41
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements Of Changes In Shareholders’ Equity	42
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements Of Cash Flows	43
Years Ended December 31, 2003, 2002 and 2001
Notes To Consolidated Financial Statements	45
Years Ended December 31, 2003, 2002 and 2001
Supplementary Financial Data:
Selected Quarterly Financial Data (Unaudited)	69
Years Ended December 31, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of Bank of Granite Corporation:

We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touch LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
February 28, 2004

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

/s/ John A. Forlines, Jr.	/s/ Kirby A. Tyndall
JOHN A. FORLINES, JR.	KIRBY A. TYNDALL
Chairman and Chief Executive Officer	Chief Financial Officer
February 28, 2004	February 28, 2004

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS:
Cash and cash equivalents (Notes 1 and 19):
Cash and due from banks	$29,492,515	$24,829,541
Interest-bearing deposits	4,103,319	2,655,071
Federal funds sold	—	5,900,000

Total cash and cash equivalents	33,595,834	33,384,612

Investment securities (Notes 1, 3 and 19):
Available for sale, at fair value (amortized cost of $96,284,809 and $50,608,309 at December 31, 2003 and 2002, respectively)	97,666,795	52,264,131

Held to maturity, at amortized cost (fair value of $65,275,625 and $76,468,664 at December 31, 2003 and 2002, respectively)	61,769,566	72,660,165

Loans (Notes 1, 4 and 19)	715,844,632	532,921,937
Allowance for loan losses (Notes 1 and 5)	(10,798,897)	(8,834,611)

Net loans	705,045,735	524,087,326

Mortgage loans held for sale (Note 1)	23,092,846	32,452,162

Premises and equipment, net (Notes 1, 6 and 11)	12,218,566	8,170,150
Accrued interest receivable	5,620,834	4,791,422
Investment in bank owned life insurance (Notes 1 and 10)	13,360,278	9,106,748
Intangible assets	11,420,092	—
Other assets	7,592,181	5,097,958

Total assets	$971,382,727	$742,014,674

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits (Notes 14 and 19):
Demand	$136,978,161	$100,281,675
NOW accounts	102,932,609	89,142,366
Money market accounts	135,045,811	84,874,514
Savings	25,977,333	25,793,477
Time deposits of $100,000 or more	160,780,970	114,696,822
Other time deposits	173,384,471	132,460,461

Total deposits	735,099,355	547,249,315
Overnight borrowings (Notes 12 and 19)	25,205,171	16,720,407
Other borrowings (Notes 13 and 19)	65,294,540	45,677,313
Accrued interest payable	1,296,539	1,189,364
Other liabilities	2,672,023	3,735,433

Total liabilities	829,567,628	614,571,832

COMMITMENTS AND CONTINGENCIES (Notes 11 and 18)
SHAREHOLDERS’ EQUITY (Notes 1, 8, 9 and 16):
Common stock, $1.00 par value, authorized - 25,000,000 shares; issued - 14,993,493 shares in 2003 and 14,420,986 shares in 2002; outstanding - 13,600,182 shares in 2003 and 13,333,674 shares in 2002	14,993,493	14,420,986
Additional paid-in capital	31,497,057	20,694,133
Retained earnings	119,081,744	109,982,826
Accumulated other comprehensive income, net of deferred income taxes of $551,097 and $660,282 at December 31, 2003 and 2002, respectively	768,645	995,539
Less: Cost of common stock in treasury; 1,393,311 shares in 2003 and 1,087,312 shares in 2002	(24,525,840)	(18,650,642)

Total shareholders’ equity	141,815,099	127,442,842

Total liabilities and shareholders’ equity	$971,382,727	$742,014,674

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
INTEREST INCOME:
Interest and fees from loans	$38,693,788	$34,972,976	$39,474,405
Interest and fees from mortgage banking	5,762,032	3,701,306	3,456,152
Federal funds sold	96,598	10,453	674,341
Interest-bearing deposits	79,896	39,175	87,516
Investments:
U.S. Treasury	69,235	77,513	239,075
U.S. Government agencies	2,604,432	3,167,345	4,344,189
States and political subdivisions	2,801,332	3,215,203	3,345,973
Other	588,863	526,555	662,568

Total interest income	50,696,176	45,710,526	52,284,219

INTEREST EXPENSE:
Time deposits of $100,000 or more	3,471,492	3,535,887	7,127,789
Other time and savings deposits	6,243,594	6,181,936	11,231,917
Overnight borrowings	223,516	638,327	466,313
Other borrowed funds	1,450,889	446,272	617,550

Total interest expense	11,389,491	10,802,422	19,443,569

NET INTEREST INCOME	39,306,685	34,908,104	32,840,650
PROVISION FOR LOAN LOSSES (Notes 1 and 5)	4,764,010	3,492,382	4,216,772

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,542,675	31,415,722	28,623,878

OTHER INCOME:
Service charges on deposit accounts (Note 7)	5,537,054	5,402,290	5,188,150
Other service charges, fees and commissions	937,787	1,019,938	982,614
Mortgage banking income	6,892,171	3,949,354	3,122,152
Securities gains (Note 3)	8,533	3,170	140,849
Other	1,062,195	1,022,953	706,295

Total other income	14,437,740	11,397,705	10,140,060

OTHER EXPENSES:
Salaries and wages	13,881,228	10,338,438	9,585,915
Employee benefits (Note 10)	2,590,053	2,562,311	1,822,562
Occupancy expense, net	1,205,806	910,228	848,739
Equipment rentals, depreciation and maintenance (Notes 1 and 6)	1,387,978	1,388,672	1,518,345
Other (Note 7)	6,797,392	5,116,585	4,566,718

Total other expenses	25,862,457	20,316,234	18,342,279

INCOME BEFORE INCOME TAXES	23,117,958	22,497,193	20,421,659
INCOME TAXES (Note 1 and 8)	7,810,065	7,394,893	6,613,104

NET INCOME	$15,307,893	$15,102,300	$13,808,555

PER SHARE AMOUNTS (Notes 1 and 15):
Net income - Basic	$1.14	$1.11	$0.99
- Diluted	1.13	1.11	0.99
Cash dividends	0.46	0.41	0.37
Book value	10.43	9.56	9.09

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
NET INCOME	$15,307,893	$15,102,300	$13,808,555

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale	(265,303)	733,118	469,701
Less: Reclassification adjustment for gains included in net income	8,533	3,170	140,849
Unrealized losses on mortgage derivative instruments	(103,740)	—	—

Other comprehensive income (loss), before tax	(377,576)	729,948	328,852
Less: Changes in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(109,186)	291,057	131,127
Less: Changes in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(41,496)	—	—

Other comprehensive income (loss), net of tax	(226,894)	438,891	197,725

COMPREHENSIVE INCOME	$15,080,999	$15,541,191	$14,006,280

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
COMMON STOCK, $1.00 par value
At beginning of year	$14,420,986	$11,537,515	$11,517,084
Par value of shares issued for First Commerce acquisition	543,217	—	—
Par value of shares issued under stock option plan	29,290	—	20,431
Transfer from surplus to common stock due to split	—	2,883,471	—

At end of year	14,993,493	14,420,986	11,537,515

ADDITIONAL PAID-IN CAPITAL
At beginning of year	20,694,133	23,577,604	23,260,188
Surplus of shares issued for First Commerce acquisition	10,417,467	—	—
Surplus of shares issued under stock option plan	310,671	—	317,416
Tax benefit from nonqualifying dispositions of stock options	74,786	—	—
Transfer from surplus to common stock due to split	—	(2,883,471)	-

At end of year	31,497,057	20,694,133	23,577,604

RETAINED EARNINGS
At beginning of year	109,982,826	100,492,853	91,794,837
Net income	15,307,893	15,102,300	13,808,555
Cash dividends	(6,208,975)	(5,594,799)	(5,110,539)
Cash paid for fractional shares	—	(17,528)	—

At end of year	119,081,744	109,982,826	100,492,853

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	995,539	556,648	358,923
Other comprehensive income (loss), net of deferred income taxes	(226,894)	438,891	197,725

At end of year	768,645	995,539	556,648

COST OF COMMON STOCK IN TREASURY
At beginning of year	(18,650,642)	(11,383,304)	(7,615,695)
Cost of common stock repurchased	(5,875,198)	(7,267,338)	(3,767,609)

At end of year	(24,525,840)	(18,650,642)	(11,383,304)

Total shareholders’ equity (Notes 1, 8 and 16)	$141,815,099	$127,442,842	$124,781,316

Shares issued
At beginning of period	14,420,986	11,537,515	11,517,084
Shares issued for First Commerce acquisition	543,217	—	—
Shares issued under incentive stock option plans	29,290	—	20,431
Shares issued due to stock splits	—	2,883,471	—

At end of period	14,993,493	14,420,986	11,537,515

Common shares in treasury
At beginning of period	(1,087,312)	(550,430)	(364,135)
Common shares repurchased	(305,999)	(368,737)	(48,688)
Shares issued due to stock splits	—	(168,145)	(137,607)

At end of period	(1,393,311)	(1,087,312)	(550,430)

Total shares outstanding	13,600,182	13,333,674	10,987,085

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net Income	$15,307,893	$15,102,300	$13,808,555

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	895,421	984,695	1,125,510
Provision for loan loss	4,764,010	3,492,382	4,216,772
Investment security premium amortization, net	442,226	156,266	154,699
Acquisition discount accretion, net	(177,483)	—	—
Deferred income taxes	82,827	(1,159,425)	(109,271)
Losses (gains) on sales or calls of securities available for sale	2,698	(3,170)	(137,549)
Gains on calls of securities held to maturity	(11,231)	—	(3,300)
Losses (gains) on disposal or sale of equipment	(38,255)	(2,157)	4,201
Loss on sale of other real estate	353,867	5,513	—
Increase (decrease) in taxes payable	(1,209,631)	175,045	133,253
Decrease (increase) in interest receivable	(227,882)	393,596	1,083,826
Decrease in interest payable	(333,949)	(657,129)	(950,318)
Increase in cash surrender value of bank owned life insurance	(489,038)	(390,493)	(217,755)
Decrease (increase) in other assets	(1,566,475)	(1,041,652)	443,614
Increase (decrease) in other liabilities	(3,445,394)	1,196,366	392,230

Net cash provided by operating activities	14,349,604	18,252,137	19,944,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	33,867,957	31,522,750	70,876,226
Proceeds from maturities, calls and paydowns of securities held to maturity	10,801,300	13,747,875	9,370,225
Proceeds from sales of securities available for sale	1,207,210	918,899	130,755
Purchases of securities available for sale	(53,855,273)	(11,351,809)	(57,920,807)
Purchases of securities held to maturity	—	—	(13,821,336)
Net increase in loans	(72,391,674)	(55,773,417)	(64,154,747)
Net decrease in mortgage loans held for sale	9,043,168	—	—
Increases (decreases) in unrealized gains or losses on hedged mortgage loan commitments	273,982	(273,982)	—
Increases (decreases) in unrealized gains or losses on contracts to sell mortgage-backed securities	(218,084)	218,084	—
Investment in bank owned life insurance	—	(514,000)	(7,984,500)
Capital expenditures	(2,409,757)	(737,018)	(307,070)
Proceeds from sales of fixed assets	235,909	1,399	125
Proceeds from sales of other real estate	967,105	164,471	111,945
Net cash received in acquisition	13,272,682	—	—

Net cash used by investing activities	(59,205,475)	(22,076,748)	(63,699,184)

See notes to consolidated financial statements.

(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	(concluded from previous page)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	47,031,803	58,204,912	13,566,540
Net increase (decrease) in time deposits	9,200,623	(33,738,316)	(8,065,321)
Net increase (decrease) in overnight borrowings	8,148,807	(23,855,923)	27,807,888
Net increase (decrease) in other borrowings	(7,569,928)	22,420,202	15,416,844
Net proceeds from issuance of common stock	339,961	—	337,847
Dividends paid	(6,208,975)	(5,594,799)	(5,110,539)
Purchases of common stock for treasury	(5,875,198)	(7,267,338)	(3,767,609)
Cash paid for fractional shares	—	(17,528)	—

Net cash provided by financing activities	45,067,093	10,151,210	40,185,650

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	211,222	6,326,599	(3,569,067)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,384,612	27,058,013	30,627,080

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,595,834	$33,384,612	$27,058,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$11,282,316	$11,459,551	$20,393,887
Income taxes paid	8,929,881	8,379,273	6,589,122
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	2,883,471	—
Transfer from loans to other real estate owned	2,595,819	1,023,005	420,499

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bank of Granite Corporation is a bank holding company with two wholly owned subsidiaries, Bank of Granite (the “Bank”), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and Granite Mortgage, Inc., formerly GLL & Associates, Inc., a mortgage banking company incorporated in North Carolina on June 24, 1985. Bank of Granite Corporation and its two subsidiaries, Bank of Granite and Granite Mortgage, Inc. are referred to herein collectively as the “Company.” On July 15, 2003, the Company acquired First Commerce Corporation and its wholly owned subsidiary, First Commerce Bank (referred to herein collectively as “First Commerce”), and merged First Commerce Bank into Bank of Granite on July 24, 2003. First Commerce Bank operated three banking offices in the Charlotte metropolitan area. The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills through the southern Piedmont areas of North Carolina through nineteen banking offices. Granite Mortgage is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the central and southern Piedmont areas of North Carolina and Hilton Head Island, South Carolina, through eleven mortgage offices. Granite Mortgage was acquired by Bank of Granite Corporation on November 5, 1997.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc. (referred to herein collectively as the “Company”). All significant intercompany accounts and transactions have been eliminated. All amounts reflect the July 15, 2003 acquisition of First Commerce Corporation, which was accounted for using the purchase method of accounting and is discussed in Note 2 below.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected future cash flows is less than the stated amount of the asset, an impairment loss is recognized for the difference between the fair value of the asset and its carrying amount.

GOODWILL AND OTHER INTANGIBLES - During 2003, the Company’s acquisition of First Commerce generated goodwill of $10,847,355 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with fininte useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $572,737, net of accumulated amortization of $57,276, as of December 31, 2003. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $57,276 for the year ended December 31, 2003. Annual expense is expected to range from approximately $109,000 in 2004 to $63,000 in 2008.

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

STOCK-BASED COMPENSATION - The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Net income as reported	$15,307,893	$15,102,300	$13,808,555
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(170,543)	(63,248)	(117,734)

Pro forma net income	$15,137,350	$15,039,052	$13,690,821

Net income per share as reported - Basic	$1.14	$1.11	$0.99
- Diluted	1.13	1.11	0.99
Pro forma net income per share - Basic	1.13	1.11	0.99
- Diluted	1.12	1.11	0.98

The Company estimated aggregate option values of $8.52, $6.68 and $5.91 for 2003, 2002 and 2001, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2003	2002	2001
Risk-free rate	3.45%	2.92%	4.37%
Average expected term (years)	5.7 years	5.6 years	4.8 years
Expected volatility	44.61%	44.63%	45.26%
Expected dividend yield	2.53%	2.28%	2.20%
Expected turnover	9.26%	2.07%	2.39%

LOANS HELD FOR SALE AND DERIVATIVE FINANCIAL INSTRUMENTS - Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income in the consolidated statement of income. Granite Mortgage, uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Granite Mortgage classifies its derivative financial instruments as a hedge of an exposure to changes in cash flow from forecasted transactions (sales of loans to third parties) (“cash flow hedge”). For a qualifying cash flow hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in other comprehensive income. For cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the cash flow of the hedged asset or liability. See Notes 18, 19 and 20 for further information regarding derivative financial instruments.

NEW ACCOUNTING STANDARDS - In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The adoption of FIN 45 did not have a material impact on results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The Company is still evaluating the effect of the remaining provisions of FIN 46R on its financial statements, but no material impact on the consolidated results of operations or consolidated financial condition of the Company is expected.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the conditions under which a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of “an underlying” to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;” and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified by the Company after June 30, 2003. All provisions of this Statement will be applied prospectively. The application of this Statement did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It clarifies when an issuer must classify certain financial instruments as liabilities (or as assets, in some circumstances), rather than including them within stockholders’ equity or separately classifying them as mezzanine equity. This Statement was effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company in the third quarter of 2003. The Company has not issued any financial instruments within the scope of SFAS No. 150; therefore, the application of SFAS No. 150 did not affect the Company’s results of operations, financial position or disclosures.

2. ACQUISITION

On July 15, 2003, the Company completed its acquisition of First Commerce of Charlotte, North Carolina. First Commerce was merged into the Bank and will be operated as part of the Bank. At the date of the acquisition, First Commerce operated three banking offices and had total assets of approximately $172,568,000, loans of approximately $113,565,000 and deposits of approximately $132,048,000.

Under the terms of the acquisition agreement, the Company issued 543,217 shares of common stock and assumed stock option plans to issue an additional 182,695 shares for a total fair value of $10,960,684 and paid $9,829,749 in cash to acquire all of the outstanding common stock of First Commerce.

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

On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2003, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are as follows:

July 15, 2003
Assets
Cash and cash equivalents	$23,102,431
Investment securities	27,240,788
Loans	113,564,818
Premises and equipment	2,731,734
Intangible assets (goodwill and core deposit intangible)	11,477,368
Other assets acquired	5,308,855

Total assets acquired	$183,425,994

Liabilities
Deposits	$132,048,290
Borrowed funds	27,561,268
Other liabilities	3,026,003

Total liabilities assumed	162,635,561

Net assets acquired and purchase price	$20,790,433

     The portion of the purchase price allocated to intangible assets is presented below:

July 15, 2003
Purchase price	$20,790,433
Fair value of net tangible assets acquired	10,180,862

Excess of purchase price over fair value of net tangible assets acquired	10,609,571

Less: Core deposit intangible	630,013
Deferred income taxes	(248,761)

Core deposit intangible, net of deferred taxes	381,252

Goodwill recorded	10,228,319

Direct acquisition costs	673,364
Deferred income taxes	(54,328)

Goodwill generated	$10,847,355

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

	2003	2002	2001
Net interest income	$53,506,017	$50,879,945	$56,319,214
Other income	15,128,554	12,367,705	10,741,060
Net income	14,724,380	16,016,622	14,406,022
Net income per common share - Basic	$1.07	$1.14	$1.00
- Diluted	1.07	1.13	0.99

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2003 and 2002 are as follows:

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE At December 31, 2003:
U. S. Treasury due:
After 1 year but within 5 years	$5,314,460	$57,415	$—	$5,371,875

Total U.S. Treasury	5,314,460	57,415	—	5,371,875

U. S. Government agencies due:
Within 1 year	3,055,026	80,826	—	3,135,852
After 1 year but within 5 years	50,341,935	675,061	264,326	50,752,670
After 5 years but within 10 years	14,837,733	64,461	7,904	14,894,290

Total U.S. Government agencies	68,234,694	820,348	272,230	68,782,812

State and local due:
After 5 years but within 10 years	1,918,431	15,645	539	1,933,537
After 10 years	3,733,046	—	72,503	3,660,543

Total state and local	5,651,477	15,645	73,042	5,594,080

Others due:
After 1 year but within 5 years	199,596	18,844	—	218,440
After 10 years	11,065,026	371,464	31,205	11,405,285
Equity securities	5,819,556	537,303	62,556	6,294,303

Total others	17,084,178	927,611	93,761	17,918,028

Total available for sale	$96,284,809	$1,821,019	$439,033	$97,666,795

HELD TO MATURITY At December 31, 2003:
U. S. Government agencies due:
Within 1 year	$2,505,151	$55,176	$—	$2,560,327
After 1 year but within 5 years	2,704,301	120,960	—	2,825,261

Total U.S. Government agencies	5,209,452	176,136	—	5,385,588

State and local due:
Within 1 year	6,608,675	73,727	—	6,682,402
After 1 year but within 5 years	25,285,769	1,347,306	—	26,633,075
After 5 years but within 10 years	20,159,085	1,548,569	—	21,707,654
After 10 years	4,506,585	360,321	—	4,866,906

Total state and local	56,560,114	3,329,923	—	59,890,037

Total held to maturity	$61,769,566	$3,506,059	$—	$65,275,625

Sales of securities available for sale for the year ended December 31, 2003 resulted in no gross gains and realized gross losses of $17,756. Calls of securities available for sale for the year ended December 31, 2003 resulted in realized gross gains of $15,887 and realized gross losses of $829. Calls of securities held to maturity for the year ended December 31, 2003 resulted in realized gross gains of $11,231 and no gross losses.

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE At December 31, 2002:
U. S. Government agencies due:
Within 1 year	5,283,855	44,450	—	5,328,305
After 1 year but within 5 years	28,585,962	813,983	—	29,399,945
After 5 years but within 10 years	10,000,000	553,100	—	10,553,100

Total U.S. Government agencies	43,869,817	1,411,533	—	45,281,350

Others due:
After 1 year but within 5 years	199,432	24,266	—	223,698
After 10 years	1,734,335	71,836	5,374	1,800,797
Equity securities	4,804,725	222,515	68,954	4,958,286

Total others	6,738,492	318,617	74,328	6,982,781

Total available for sale	$50,608,309	$1,730,150	$74,328	$52,264,131

HELD TO MATURITY At December 31, 2002:
U. S. Government agencies due:
After 1 year but within 5 years	5,224,786	363,101	—	5,587,887

Total U.S. Government agencies	5,224,786	363,101	—	5,587,887

State and local due:
Within 1 year	9,044,978	94,270	—	9,139,248
After 1 year but within 5 years	27,431,163	1,566,044	—	28,997,207
After 5 years but within 10 years	25,002,569	1,473,513	—	26,476,082
After 10 years	5,956,669	311,571	—	6,268,240

Total state and local	67,435,379	3,445,398	—	70,880,777

Total held to maturity	$72,660,165	$3,808,499	$—	$76,468,664

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

Securities with an amortized cost of $54,769,851 and $86,359,688 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2003 and 2002, respectively.

4. LOANS

Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2003 and 2002, classified by type, are as follows:

	2003	2002
Real estate:
Construction	$90,175,534	$75,382,555
Mortgage	377,955,786	245,496,076
Commercial, financial and agricultural	211,476,974	175,408,637
Consumer	35,980,704	37,045,878
All other loans	1,206,202	449,251

	716,795,200	533,782,397
Deferred origination fees, net	(950,568)	(860,460)

Total	$715,844,632	$532,921,937

Nonperforming assets at December 31, 2003 and 2002 are as follows:

	2003	2002
Nonaccrual loans	$8,114,914	$3,264,847
Loans 90 days or more and still accruing interest	3,217,879	1,152,998
Foreclosed properties	1,775,237	1,202,603

Total	$13,108,030	$5,620,448

If interest from restructured loans, foreclosed properties and nonaccrual loans had been recognized in accordance with the original terms of the loans, net income for 2003, 2002 and 2001 would not have been materially different from the amounts reported.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2003 and 2002, directors’ and principal officers’ direct and indirect indebtedness to the Bank aggregated $4,554,411 and $4,768,515, respectively. During 2003, additions to such loans were $1,126,273 and repayments totaled $1,340,377. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Balance at beginning of year	$8,834,611	$6,426,477	$6,351,756

Loans charged off:
Real estate	1,615,998	328,731	1,473,527
Commercial, financial and agricultural	2,274,594	538,069	2,123,286
Credit cards and related plans	41,229	56,607	19,044
Installment loans to individuals	766,818	260,198	467,942
Demand deposit overdraft program	389,022	371,463	417,012

Total charge-offs	5,087,661	1,555,068	4,500,811

Recoveries of loans previously charged off:
Real estate	3,100	77,612	52,490
Commercial, financial and agricultural	176,095	168,349	52,979
Credit cards and related plans	5,471	2,321	4,871
Installment loans to individuals	70,606	58,642	39,472
Demand deposit overdraft program	170,130	163,896	208,948

Total recoveries	425,402	470,820	358,760

Net charge-offs	4,662,259	1,084,248	4,142,051
Additions charged to operations	4,764,010	3,492,382	4,216,772

Allowance acquired in purchase transaction	1,862,535	—	—

Balance at end of year	$10,798,897	$8,834,611	$6,426,477

Ratio of net charge-offs during the year to average loans outstanding during the year	0.75%	0.21%	0.86%

At December 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired, including accrued interest, was $11,534,862 ($8,330,334 of which is on a nonaccrual basis) and $5,338,098 ($3,392,264 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2003 and 2002 is not significantly different from the balance at December 31, 2003 and 2002. The related allowance for loan losses for these loans was $2,412,366 and $2,195,850 at December 31, 2003 and 2002, respectively. The allowance for impaired loans increased $216,516, or 9.86%, while the total investment in impaired loans increased $6,196,764, or 116.09%. This disparity is primarily attributable to three loans totaling $5,677,535, of which 80% of the principal balances are guaranteed under the federal government’s small business lending programs. For the years ended December 31, 2003, 2002 and 2001, the Bank recognized interest income on those impaired loans of $305,865, $183,405 and $168,236, respectively.

Primarily because of a recessionary economy in 2003, charge-offs totaled $5,087,661, significantly higher than the $1,555,068 charged off in 2002. The largest two charge-offs were to two unrelated borrowers in the amounts of $393,000 and $344,000. The average charge-off for 2003 was less than $25,000.

6. PREMISES AND EQUIPMENT

Summaries of premises and equipment at December 31, 2003 and 2002 follow:

			Premises and
		Accumulated	Equipment,
	Cost	Depreciation	Net
At December 31, 2003:
Land	$2,331,599		$2,331,599
Buildings	9,362,796	$3,268,058	6,094,738
Leasehold improvements	29,242	5,551	23,691
Furniture, equipment and vehicles	9,891,539	7,662,769	2,228,770
Construction in progress	1,539,768		1,539,768

Total	$23,154,944	$10,936,378	$12,218,566

At December 31, 2002:
Land	$1,903,616		$1,903,616
Buildings	7,790,351	$3,055,002	4,735,349
Leasehold improvements	29,242	15,347	13,895
Furniture, equipment and vehicles	8,513,016	7,094,309	1,418,707
Construction in progress	98,583		98,583

Total	$18,334,808	$10,164,658	$8,170,150

7. OTHER INCOME AND EXPENSES

For the years ended December 31, 2003, 2002 and 2001, items included in other income and other expenses that exceeded 1% of total revenues are set forth below.

	2003	2002	2001
Items included in other income Fees from demand deposit overdrafts	$3,895,535	$3,688,116	$3,447,906
Items included in other expenses Marketing	805,117	526,635	447,263

8. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2003, 2002 and 2001 follow.

	2003	2002	2001
Income tax provision
Current	$7,768,734	$8,554,318	$6,722,375
Deferred	41,331	(1,159,425)	(109,271)

Total	$7,810,065	$7,394,893	$6,613,104

Changes in deferred taxes of $(109,186), $291,057 and $131,127 related to unrealized gains and losses on securities available for sale during 2003, 2002 and 2001, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of $(41,496) related to unrealized gains and losses on mortgages held for sale were allocated to other comprehensive income during 2003.

A reconciliation of reported income tax expense for the years ended December 31, 2003, 2002 and 2001 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

	2003	2002	2001
Statutory federal income tax rate	35%	35%	35%

Tax provision at statutory rate	$8,091,285	$7,874,018	$7,147,581
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(995,475)	(1,139,942)	(1,190,225)
State income taxes net of federal tax benefit	795,840	728,299	599,528
Other	(81,585)	(67,482)	56,220

Income tax provision	$7,810,065	$7,394,893	$6,613,104

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$4,250,088	$—	$4,250,088
Excess tax over book depreciation	—	(495,175)	(495,175)
Unrealized gains on securities available for sale	—	(551,097)	(551,097)
Unrealized losses on mortgage derivative instruments	41,496	—	41,496
Other, net	969,110	(978,942)	(9,832)

Total	$5,260,694	$(2,025,214)	$3,235,480

	December 31, 2002
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$3,481,848	$—	$3,481,848
Excess tax over book depreciation	—	(358,018)	(358,018)
Unrealized gains on securities available for sale	—	(660,282)	(660,282)
Other, net	696,024	(573,570)	122,454

Total	$4,177,872	$(1,591,870)	$2,586,002

The net deferred tax asset is included in “other assets” on the balance sheet.

Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

9. STOCK OPTIONS

At December 31, 2003, 2002 and 2001, 340,157, 189,017 and 179,221 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 217,763 shares at December 31, 2003, 215,498 shares at December 31, 2002, and 225,294 shares at December 31, 2001. Option prices are established at market value on the dates granted by the Board of Directors. Option shares and option prices have been restated for the 5-for-4 stock split effected in the form of a stock dividend payable May 31, 2002 to shareholders of record on May 10, 2002.

A summary of the status of the Company’s incentive stock option plans at December 31, 2003, 2002 and 2001 and changes during the years then ended are presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	189,017	$19.11	179,221	$19.15	180,750	$18.77
Issued in purchase transactions	182,695	9.58	—	—	—	—
Granted	7,000	18.03	13,000	18.37	26,250	15.92
Exercised	29,290	11.61	—	—	25,545	13.23
Expired or canceled	9,265	18.78	3,204	18.78	2,234	17.42

Outstanding at end of year	340,157	$14.58	189,017	$19.11	179,221	$19.15

Options exercisable at end of year	297,222	$14.14	121,688	$19.49	96,106	$19.43

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2003 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2003	Life (years)	Price	2003	Price
$0.00-8.25	54,754	7.0	$7.61	54,754	$7.61
8.26 - 10.75	53,720	3.9	9.65	53,720	9.65
10.76 - 15.75	51,149	7.2	11.37	51,149	11.37
15.76 - 17.75	64,457	2.8	16.82	48,636	16.90
17.76 - 18.25	50,624	1.1	17.93	35,985	17.91
18.26 - 26.50	65,453	4.2	22.16	52,978	23.01

7.18 - 26.20	340,157	4.3	$14.60	297,222	$14.10

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 become exercisable over a four-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. The Company issued stock options to purchase shares of its common stock in exchange for the First Commerce stock options that were outstanding at the time the merger was completed. First Commerce’s stock option plans provided that all of the outstanding options were vested as of the acquisition date and thus the Company included them as part of the purchase price. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change. The option plans assumed in the acquisition of First Commerce are exercisable for ten-years after the date of grant and became fully vested as of the July 15, 2003 acquisition date. No other options may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors. The Board of Directors extended the exercise period to ten years for options granted during 1997 and 1998 because the exercise prices of such grants exceeded the market price resulting in no value to the Company or the optionee.

10. EMPLOYEE BENEFIT PLANS

The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $599,693, $855,767 and $449,487 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank sponsors non-tax qualified supplemental executive retirement plans for both its chairman and chief executive officer, which allow the Bank to supplement the level of the two executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. Contributions totaled $15,790, $24,930 and $16,627 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

In 2001, the Bank purchased bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. In the third quarter of 2001, the Bank invested $7,984,500 in BOLI policies that, if the Bank so elects, may be used to fund the death and/or retirement benefits payable under the Officers’ SERP. During 2002, an additional $514,000 was invested in BOLI for four participants added during the year. During 2003, the Bank made no additional investments in BOLI, although it acquired $3,764,492 in BOLI in its acquisition of First Commerce. As of December 31, 2003 and 2002, cash values from the BOLI policies equaled $13,360,278 and $9,106,748, respectively. For 2003 and 2002, $414,910 and $286,623, respectively, was accrued in retirement benefits and plan related costs. As of December 31, 2003, the Officers’ SERP had 39 participants.

Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Contributions totaled $128,649, $97,518 and $89,709 for the years ended December 31, 2003, 2002 and 2001, respectively.

11. LEASES

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2003, future minimum lease payments under noncancelable operating leases are as follows:

Year	Payments
2004	$573,234
2005	725,408
2006	480,190
2007	453,163
2008	403,531
2009 and thereafter	1,273,235

Total	$3,908,761

Rental expense charged to operations under all operating lease agreements was $518,680, $291,771 and $285,041 for the years ended December 31, 2003, 2002 and 2001, respectively.

In September 2003, the Company entered into commercial leases with Salem Investors, LLC, a company jointly owned by the chief executive officer and a senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. The facility is currently under construction. The leases commence on January 1, 2005 and have an initial lease term of seven years. Based on a fairness opinion obtained from an independent third party expert, the Company has determined that the leases are on terms comparable to similar properties in the area and that the leases are in the best interests of the Company’s community banking and mortgage banking operations.

12. OVERNIGHT BORROWINGS

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

	2003	2002
Federal funds purchased:
Balance at end of year	$5,950,000	$—
Weighted average interest rate at end of year	1.15%	—
Maximum amount outstanding at any month-end during the year	$5,950,000	$15,000,000
Average daily balance outstanding during the year	$434,932	$4,256,849
Average annual interest rate paid during the year	1.37%	1.87%
Securities sold under agreements to repurchase:
Balance at end of year	$1,839,117	$1,704,715
Weighted average interest rate at end of year	0.35%	0.63%
Maximum amount outstanding at any month-end during the year	$2,262,318	$2,328,818
Average daily balance outstanding during the year	$2,019,718	$1,920,852
Average annual interest rate paid during the year	0.50%	1.17%

	2003	2002
Overnight borrowings from the Federal Home Loan Bank:
Balance at end of year	$—	$—
Weighted average interest rate at end of year	—	—
Maximum amount outstanding at any month-end during the year	$10,500,000	$28,700,000
Average daily balance outstanding during the year	$392,329	$13,884,384
Average annual interest rate paid during the year	1.49%	1.97%

The Bank offers a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company.

	2003	2002
Commercial deposits swept into commercial paper:
Balance at end of year	$17,416,054	$15,015,692
Weighted average interest rate at end of year	1.50%	1.50%
Maximum amount outstanding at any month-end during the year	$15,524,583	$15,524,583
Average daily balance outstanding during the year	$14,915,273	$13,363,928
Average annual interest rate paid during the year	1.35%	1.96%

13. OTHER BORROWINGS

The Bank also borrows funds with maturities of one year or less from the Federal Home Loan Bank and assumed borrowings of $22,000,000 with an average remaining maturity of 5.7 years in its acquisition of First Commerce.

	2003	2002
Federal Home Loan Bank borrowings:
Balance at end of year	$34,187,157	$12,000,000
Weighted average interest rate at end of year	2.95%	1.60%
Maximum amount outstanding at any month-end during the year	$34,225,310	$12,000,000
Average daily balance outstanding during the year	$22,175,343	$1,808,219
Average annual interest rate paid during the year	2.61%	1.60%

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2003 and 2002, this line of credit was $50,000,000 and $30,000,000, of which $26,107,383 and $28,198,129, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold and construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, Granite Mortgage is required to meet certain financial conditions regarding adjusted tangible net worth and interest coverage.

On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2003, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

Through its acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006.

14. MATURITIES OF TIME DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2003 are as follows:

Year	Payments
2004	$260,747,798
2005	36,773,461
2006	21,738,328
2007	14,902,397
2009 and thereafter	3,457

Total	$334,165,441

15. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 47,175, 80,081 and 152,971 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the options’ exercise prices were greater than the average market price of common shares. Following is the reconciliation of EPS for the years ended December 31, 2003, 2002 and 2001.

Basic and diluted earnings per share and weighted average shares outstanding for 2001 have been restated to reflect the 5-for-4 stock split effected in the form of a stock dividend paid May 31, 2002 to shareholders of record on May 10, 2002.

	2003	2002	2001
BASIC EARNINGS PER SHARE
Net income	$15,307,893	$15,102,300	$13,808,555

Divide by: Weighted average shares outstanding	13,438,007	13,547,299	13,897,764

Basic earnings per share	$1.14	$1.11	$0.99

DILUTED EARNINGS PER SHARE
Net income	$15,307,893	$15,102,300	$13,808,555

Divide by: Weighted average shares outstanding	13,438,007	13,547,299	13,897,764
Potentially dilutive effect of stock options	78,693	5,270	2,363

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,516,700	13,552,569	13,900,127

Diluted earnings per share	$1.13	$1.11	$0.99

16. REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2003, the Bank had undivided profits, as defined, of $96,550,911.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.

The Company’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital to risk weighted assets	$144,694	18.38%	$62,992	8.00%	$78,739	10.00%
Tier I capital to risk weighted assets	134,626	17.10%	31,496	4.00%	47,244	6.00%
Tier I capital to average assets	134,626	14.05%	38,324	4.00%	47,905	5.00%
As of December 31, 2002
Total capital to risk weighted assets	$134,020	22.37%	$47,921	8.00%	$59,901	10.00%
Tier I capital to risk weighted assets	126,447	21.11%	23,960	4.00%	35,940	6.00%
Tier I capital to average assets	126,447	17.52%	28,876	4.00%	36,095	5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $3,647,000 for the year ended December 31, 2003. The Bank maintained average reserve balances in excess of the requirements.

17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
Condensed Balance Sheets	2003	2002
Assets:
Cash on deposit with bank subsidiary	$19,228,055	$15,891,441
Investment in subsidiary bank at equity	133,845,184	117,907,574
Investment in subsidiary mortgage bank at equity	6,196,011	4,459,814
Other investments	4,452,823	4,438,658
Other assets	665,728	86,208

Total	$164,387,801	$142,783,695

Liabilities and Shareholders’ Equity:
Other borrowings	$22,416,054	$15,015,692
Other liabilities	156,648	325,161
Shareholders’ equity	141,815,099	127,442,842

Total	$164,387,801	$142,783,695

	For the Years Ended December 31,
Condensed Results of Operations	2003	2002	2001
Equity in earnings of subsidiary bank:
Dividends	$22,287,838	$8,627,072	$13,913,195
Earnings retained	(8,916,288)	5,577,290	(642,641)
Equity in earnings of subsidiary mortgage bank:
Dividends	449,155	326,155	61,090
Earnings retained	1,795,484	881,165	820,408
Income (expenses), net	(308,296)	(309,382)	(343,497)

Net income	$15,307,893	$15,102,300	$13,808,555

	For the Years Ended December 31,
Condensed Cash Flow	2003	2002	2001
Cash flows from operating activities:
Net income	$15,307,893	$15,102,300	$13,808,555

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	7,120,804	(6,458,455)	(177,767)
Premium amortization and discount accretion, net	(1,890)	(1,761)	(1,774)
Losses (gains) on sales or calls of securities available for sale	17,756	(3,170)	(9,214)
Decrease (increase) in interest receivable	(867)	8,670	(33,162)
Decrease in interest payable	(25,386)	—	—
Decrease (increase) in other assets	(414,706)	61,949	44,587
Increase (decrease) in other liabilities	(450,106)	224,184	88,155

Net cash provided by operating activities	21,553,498	8,933,717	13,719,380

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	300,000	300,000	—
Proceeds from sales of securities available for sale	682,210	56,599	506,226
Purchases of securities available for sale	(537,628)	(500,749)	(1,828,288)
Net cash paid in acquisition	(9,317,616)	—	—

Net cash used by investing activities	(8,873,034)	(144,150)	(1,322,062)

Cash flows from financing activities:
Net increase in overnight borrowings	2,400,362	1,724,205	2,327,654
Net proceeds from issuance of common stock	339,961	—	337,847
Net dividends paid	(6,208,975)	(5,594,799)	(5,110,539)
Cash paid for fractional shares	—	(17,528)	—
Purchases of common stock for treasury	(5,875,198)	(7,267,338)	(3,767,609)

Net cash used by financing activities	(9,343,850)	(11,155,460)	(6,212,647)

Net increase (decrease) in cash	3,336,614	(2,365,893)	6,184,671
Cash at beginning of year	15,891,441	18,257,334	12,072,663

Cash at end of year	$19,228,055	$15,891,441	$18,257,334

(table concluded from previous page)

	For the Years Ended December 31,
Condensed Cash Flow	2003	2002	2001
Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$(339,840)	$(262,350)	$(364,624)
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	2,883,471	—

18. COMMITMENTS AND CONTINGENCIES

The Company’s subsidiaries are parties to financial instruments in the ordinary course of business. The Bank routinely enters into commitments to extend credit and issues standby letters of credit in order to meet the financing needs of its customers. Beginning in late 2002, Granite Mortgage entered into forward commitments and options to sell mortgage-backed securities in an effort to reduce its exposure to interest rate risk resulting from a change in its process of managing its production of mortgage loan originations. The following table presents the contractual or notional amount of these financial instruments as of the dates indicated.

	December 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$120,746,272	$87,675,231
Standby letters of credit	6,133,695	6,664,731
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$16,032,147	$17,981,335

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

Forward commitments and options to sell mortgage-backed securities are contracts for delayed delivery of securities in which Granite Mortgage agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in the underlying securities’ values and interest rates.

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

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists. The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2003		December 31, 2002
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$33,595,834	$33,595,834	$33,384,612	$33,384,612
Marketable securities	159,436,361	162,942,420	124,924,296	128,732,795
Loans	705,045,735	704,473,897	524,087,326	524,464,555
Mortgage loans held for sale	23,135,012	23,092,846	32,452,162	32,452,162
Liabilities:
Demand deposits	400,933,914	400,933,914	300,092,032	300,092,032
Time deposits	334,165,441	337,278,070	247,157,283	250,316,798
Overnight borrowings	25,205,171	25,205,171	16,720,407	16,720,407
Other borrowings	65,294,540	65,294,540	45,677,313	45,677,313
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	120,746,272	—	87,675,231
Standby letters of credit	—	6,133,695	—	6,664,731

The book values of cash and due from banks, federal funds sold, interest-bearing deposits, accrued interest receivable, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

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

	December 31, 2003		December 31, 2002
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$16,032,147	$15,928,407	$17,981,335	$17,763,251

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2003.

	December 31, 2003
		Estimated
	Notional	Fair
	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$16,032,147	$15,928,407

Granite Mortgage classifies its derivatives in accordance with SFAS No. 133 as a hedge of an exposure to changes in the cash flows from forecasted transactions (“cash flow hedge”). As of December 31, 2003, all of Granite Mortgage’s derivative financial instruments were designated as cash flow hedges. These instruments had net unrealized losses of $103,740, which were recorded in other liabilities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2003 was not material.

21. OPERATING SEGMENTS

The Company’s operations are divided into three reportable business segments: Community Banking, Mortgage Banking and Other. These operating segments have been identified based on the Company’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While the Company is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

The Company measures and presents information for internal reporting purposes in a variety of different ways. Information for the Company’s reportable segments is available based on organizational structure, product offerings and customer relationships. The internal reporting system presently utilized by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure.

The Company emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with the Company’s consolidated results or with similar information presented by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

COMMUNITY BANKING

The Company’s Community Banking segment serves individual and business customers by offering a variety of loan and deposit products and other financial services.

MORTGAGE BANKING

The Mortgage Banking segment originates, retains and sells mortgage loans. Mortgage loan products include fixed-rate and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Mortgage loans are typically sold to other financial institutions and government agencies. The Mortgage Banking segment earns interest on loans held in its warehouse and in its portfolio, earns fee income from originations and recognizes gains or losses from the sale of mortgage loans.

OTHER

The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

The following table presents selected financial information for reportable business segments for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
COMMUNITY BANKING
Net interest income	$34,362,277	$31,583,950	$30,111,948
Provision for loan losses	4,764,010	3,422,382	4,096,772
Noninterest income	7,566,079	7,542,131	7,053,281
Noninterest expense	17,479,249	14,909,319	13,772,593
Income before income taxes	19,685,097	20,794,380	19,295,864
Net income	13,371,550	14,204,362	13,270,554
Identifiable segment assets	933,907,945	698,602,213	683,953,891
MORTGAGE BANKING
Net interest income	4,969,103	3,288,760	2,844,528
Provision for loan losses	—	70,000	120,000
Noninterest income	6,892,171	3,949,354	3,122,152
Noninterest expense	8,120,117	5,155,919	4,377,388
Income before income taxes	3,741,157	2,012,195	1,469,292
Net income	2,244,639	1,207,320	881,498
Identifiable segment assets	32,609,851	39,137,923	27,343,632
ALL OTHER
Net interest income	(24,695)	35,394	(115,826)
Noninterest income	(20,510)	(93,780)	(35,373)
Noninterest expense	263,091	250,996	192,298
Income before income taxes	(308,296)	(309,382)	(343,497)
Net income	(308,296)	(309,382)	(343,497)
Identifiable segment assets	4,864,931	4,274,538	4,092,384
TOTAL SEGMENTS
Net interest income	39,306,685	34,908,104	32,840,650
Provision for loan losses	4,764,010	3,492,382	4,216,772
Noninterest income	14,437,740	11,397,705	10,140,060
Noninterest expense	25,862,457	20,316,234	18,342,279
Income before income taxes	23,117,958	22,497,193	20,421,659
Net income	15,307,893	15,102,300	13,808,555
Identifiable segment assets	971,382,727	742,014,674	715,389,907

* * * * *

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$11,362,194	$12,075,230	$13,682,909	$13,575,843
Interest expense	2,386,474	2,674,476	3,173,288	3,155,253

Net interest income	8,975,720	9,400,754	10,509,621	10,420,590
Provision for loan losses	1,135,852	1,148,529	1,139,250	1,340,379

Net interest income after provision for loan losses	7,839,868	8,252,225	9,370,371	9,080,211
Other income	3,333,205	3,817,255	4,283,688	3,003,592
Other expense	5,370,422	6,136,225	7,170,306	7,185,504

Income before income taxes	5,802,651	5,933,255	6,483,753	4,898,299
Income taxes	1,965,468	2,014,098	2,252,662	1,577,837

Net income	$3,837,183	$3,919,157	$4,231,091	$3,320,462

Net income per share
Basic	$0.29	$0.30	$0.31	$0.24
Diluted	0.29	0.30	0.31	0.24
Average shares outstanding
Basic	13,291,744	13,197,696	13,617,019	13,640,301
Diluted	13,293,767	13,200,134	13,692,410	13,739,912

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$11,445,654	$11,253,789	$11,302,466	$11,708,617
Interest expense	2,897,584	2,703,359	2,667,918	2,533,561

Net interest income	8,548,070	8,550,430	8,634,548	9,175,056
Provision for loan losses	791,035	1,007,249	896,782	797,316

Net interest income after provision for loan losses	7,757,035	7,543,181	7,737,766	8,377,740
Other income	2,650,121	2,467,936	2,925,264	3,354,384
Other expense	4,820,180	5,090,311	5,017,793	5,387,950

Income before income taxes	5,586,976	4,920,806	5,645,237	6,344,174
Income taxes	1,804,637	1,469,271	1,962,653	2,158,332

Net income	$3,782,339	$3,451,535	$3,682,584	$4,185,842

Net income per share
Basic*	$0.28	$0.25	$0.27	$0.31
Diluted*	0.28	0.25	0.27	0.31
Average shares outstanding
Basic*	13,691,860	13,600,060	13,494,158	13,406,832
Diluted*	13,692,765	13,610,724	13,501,632	13,413,909

The quarterly financial data may not aggregate to annual amounts due to rounding.

*	Amounts reflect the 5-for-4 stock split paid May 31, 2002.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth on pages 4 - 7, 16 and 18 in the definitive proxy materials of the Company filed in connection with its 2004 ANNUAL MEETING OF SHAREHOLDERS. The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is set forth on pages 7 - 15 in the definitive proxy materials of the Company filed in connection with its 2004 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth on pages 2, 6 and 12 in the definitive proxy materials of the Company filed in connection with its 2004 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth on page 16 in the definitive proxy materials of the Company filed in connection with its 2004 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth on page 17 in the definitive proxy materials of the Company filed in connection with its 2004 ANNUAL MEETING OF SHAREHOLDERS, which information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K *

* Exhibits, Financial Statement Schedules and Reports on Forms 8-K, included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

a.1.		Financial Statements

The information required by this item is set forth under Item 8

2.		Financial Statement Schedules

None

3.		Exhibits

3.1	Certificate of Incorporation

Bank of Granite Corporation’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.		Instruments defining the rights of holders

	4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

	4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation, as amended (included in Exhibit 3.1 hereto)

10.		Material Contracts

	10.1.	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference

	10.2.	Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

	10.3.	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

	10.4.	Amended and Restated Employment and Noncompetition Agreement, dated May 1, 2003, between GLL & Associates, Inc. and Gary L. Lackey

	10.5.	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference

	10.6.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.6. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.7.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.8.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.9.	Change of Control Agreement, dated January 1, 2002, between the Company and John A. Forlines, Jr. filed as Exhibit 10.9. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.10.	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.11.	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

	10.12.	Merger Agreement, dated December 18, 2002, between the Company and First Commerce Corporation filed as Exhibit 99.2 to the Registrant’s Report on Form 8-K dated December 18, 2002 is incorporated herein by reference

	10.13.	Amendment to Merger Agreement, dated January 22, 2003, between the Company and First Commerce Corporation filed as Exhibit 99.2 to the Registrant’s Report on Form 8-K dated January 23, 2003 is incorporated herein by reference

11.	Schedule of Computation of Net Income Per Share

The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies and Note 15. Reconciliation Of Basic And Diluted Earnings Per Share

14.		Ethics Policy

21.		Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies

	23.	Consent of Independent Auditors

	31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.		Reports on Form 8-K

On October 14, 2003, the Company filed a report on Form 8-K regarding its October 14, 2003 news release in which it announced its earnings for the quarter ended September 30, 2003. The full text news release dated October 14, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION

By:	/s/ John A. Forlines, Jr.

John A. Forlines, Jr. Chairman and Chief Executive Officer March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Forlines, Jr.	Chairman and	March 8, 2004
Chief Executive Officer
John A. Forlines, Jr.

/s/ Kirby A. Tyndall	Secretary/Treasurer,	March 8, 2004
Chief Financial
Kirby A. Tyndall	Officer and Principal Accounting Officer

/s/ John N. Bray	Director	March 8, 2004

John N. Bray

/s/ Paul M. Fleetwood, III	Director	March 8, 2004

Paul M. Fleetwood, III

/s/ John A. Forlines, Jr.	Director	March 8, 2004

John A. Forlines, Jr.

/s/ Barbara F. Freiman	Director	March 8, 2004

Barbara F. Freiman

/s/ Hugh R. Gaither	Director	March 8, 2004

Hugh R. Gaither

/s/ James Y. Preston	Director	March 8, 2004

James Y. Preston

/s/ Charles M. Snipes	Director	March 8, 2004

Charles M. Snipes

/s/ Boyd C. Wilson, Jr.	Director	March 8, 2004

Boyd C. Wilson, Jr.

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page
3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan	*

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan	*

10.4	Amended and Restated Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey	Filed herewith

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan	*

10.6	Executive Supplemental Retirement Plan Executive Agreement between the Bank and John A. Forlines, Jr.	*

10.7	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes	*

10.8	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall	*

10.9	Change of Control Agreement between the Company and John A. Forlines, Jr.	*

10.10	Change of Control Agreement between the Company and Charles M. Snipes	*

10.11	Change of Control Agreement between the Company and Kirby A. Tyndall	*

10.12	Merger Agreement between the Company and First Commerce Corporation	*

10.13	Amendment to Merger Agreement between the Company and First Commerce Corporation	*

11	Schedule of Computation of Net Income Per Share	Filed herewith

14	Ethics Policy	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference