Form 10-Q
period 2004-03-31
BANK OF GRANITE CORP
filed 2004-05-07
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Post Office Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)

(828) 496-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former
fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [x] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value
13,540,761 shares outstanding as of April 30, 2004

Exhibit Index begins on page 34

Item 1. Financial Statements

Bank of Granite Corporation

Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$28,963,503	$29,492,515
Interest-bearing deposits	3,130,843	4,103,319

Total cash and cash equivalents	32,094,346	33,595,834

Investment securities:
Available for sale, at fair value	95,367,260	97,666,795
Held to maturity, at amortized cost	59,503,484	61,769,566
Loans	726,375,496	715,844,632
Allowance for loan losses	(11,583,215)	(10,798,897)

Net loans	714,792,281	705,045,735

Mortgage loans held for sale	23,228,369	23,092,846

Premises and equipment, net	12,475,174	12,218,566
Accrued interest receivable	6,155,999	5,620,834
Investment in bank owned life insurance	14,818,803	13,360,278
Intangible assets	11,391,454	11,420,092
Other assets	7,617,509	7,592,181

Total assets	$977,444,679	$971,382,727

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$131,626,797	$136,978,161
NOW accounts	112,916,596	102,932,609
Money market accounts	140,784,631	135,045,811
Savings accounts	27,605,314	25,977,333
Time deposits of $100,000 or more	157,513,981	160,780,970
Other time deposits	170,398,333	173,384,471

Total deposits	740,845,652	735,099,355
Overnight borrowings	25,091,554	25,205,171
Other borrowings	63,675,608	65,294,540
Accrued interest payable	1,255,037	1,296,539
Other liabilities	4,277,152	2,672,023

Total liabilities	835,145,003	829,567,628

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares
Issued - 15,064,217 shares in 2004 and 14,993,493 shares in 2003
Outstanding - 13,567,013 shares in 2004 and 13,600,182 shares in 2003	15,064,217	14,993,493
Capital surplus	32,109,127	31,497,057
Retained earnings	120,435,080	119,081,744
Accumulated other comprehensive income, net of deferred income taxes	1,375,547	768,645
Less: Cost of common stock in treasury; 1,497,204 shares in 2004 and 1,393,311 shares in 2003	(26,684,295)	(24,525,840)

Total shareholders’ equity	142,299,676	141,815,099

Total liabilities and shareholders’ equity	$977,444,679	$971,382,727

See notes to consolidated financial statements.

Bank of Granite Corporation

Consolidated Statements of Income
(unaudited)

	Three Months
	Ended March 31,
	2004	2003
Interest income:
Interest and fees from loans	$10,663,582	$8,803,083
Interest and fees from mortgage banking	916,674	1,086,150
Federal funds sold	—	4,938
Interest-bearing deposits	12,186	11,581
Investments:
U.S. Treasury	43,299	—
U.S. Government agencies	767,135	622,163
States and political subdivisions	677,317	742,699
Other	230,457	91,580

Total interest income	13,310,650	11,362,194

Interest expense:
Time deposits of $100,000 or more	951,863	736,638
Other deposits	1,601,762	1,422,150
Overnight borrowings	119,466	57,999
Other borrowings	405,397	169,687

Total interest expense	3,078,488	2,386,474

Net interest income	10,232,162	8,975,720
Provision for loan losses	1,244,687	1,135,852

Net interest income after provision for loan losses	8,987,475	7,839,868

Other income:
Service charges on deposit accounts	1,212,157	1,392,641
Other service charges, fees and commissions	223,797	235,166
Mortgage banking income	926,705	1,460,671
Securities losses	—	(11,809)
Other	285,889	256,536

Total other income	2,648,548	3,333,205

Other expenses:
Salaries and wages	3,949,016	2,872,777
Employee benefits	870,454	723,183
Occupancy expense, net	435,799	237,783
Equipment expense	402,711	258,269
Other	1,549,733	1,278,410

Total other expenses	7,207,713	5,370,422

Income before income taxes	4,428,310	5,802,651
Income taxes	1,436,983	1,965,468

Net income	$2,991,327	$3,837,183

Per share amounts:
Net income - Basic	$0.22	$0.29
Net income - Diluted	0.22	0.29
Cash dividends	0.12	0.11
Book value	10.49	9.67

See notes to consolidated financial statements.

Bank of Granite Corporation

Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months
	Ended March 31,
	2004	2003
Net income	$2,991,327	$3,837,183

Items of other comprehensive income:
Items of other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities available for sale	951,330	(162,156)
Less: Reclassification adjustments for securities gains (losses) included in net income	—	(11,809)
Unrealized gains on mortgage derivative instruments	58,192	—

Other comprehensive income (losses), before tax	1,009,522	(150,347)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	379,344	(59,949)
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	23,276	—

Other comprehensive income (losses), net of tax	606,902	(90,398)

Comprehensive income	$3,598,229	$3,746,785

See notes to consolidated financial statements.

Bank of Granite Corporation

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months
	Ended March 31,
	2004	2003
Common stock, $1 par value
At beginning of period	$14,993,493	$14,420,986
Par value of shares issued under stock option plans	70,724	—

At end of period	15,064,217	14,420,986

Capital surplus
At beginning of period	31,497,057	20,694,133
Surplus of shares issued under stock option plans	612,070	—

At end of period	32,109,127	20,694,133

Retained earnings
At beginning of period	119,081,744	109,982,826
Net income	2,991,327	3,837,183
Cash dividends paid	(1,637,991)	(1,466,705)

At end of period	120,435,080	112,353,304

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	768,645	995,539
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	571,986	(90,398)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	34,916	—

At end of period	1,375,547	905,141

Cost of common stock in treasury
At beginning of period	(24,525,840)	(18,650,642)
Cost of common stock repurchased	(2,158,455)	(1,841,962)

At end of period	(26,684,295)	(20,492,604)

Total shareholders’ equity	$142,299,676	$127,880,960

Shares issued
At beginning of period	14,993,493	14,420,986
Shares issued under stock option plans	70,724	—

At end of period	15,064,217	14,420,986

Common shares in treasury
At beginning of period	(1,393,311)	(1,087,312)
Common shares repurchased	(103,893)	(106,517)

At end of period	(1,497,204)	(1,193,829)

Total shares outstanding	13,567,013	13,227,157

See notes to consolidated financial statements.

Bank of Granite Corporation

Consolidated Statements of Cash Flows
(unaudited)

	Three Months
	Ended March 31,
	2004	2003
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$2,991,327	$3,837,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	271,405	214,489
Provision for loan loss	1,244,687	1,135,852
Investment security premium amortization, net	130,097	70,323
Acquisition discount accretion, net	(83,841)	—
Deferred income taxes	3,491	(146,041)
Losses on sales or calls of securities available for sale	—	12,359
Gains on calls of securities held to maturity	—	(550)
Gains on disposal or sale of equipment	(1,500)	(41,180)
Gains on disposal or sale of other real estate	(7,442)	—
Increase in taxes payable	1,413,492	1,570,509
Increase in accrued interest receivable	(535,165)	(260,829)
Decrease in accrued interest payable	(41,502)	(73,965)
Increase in cash surrender value of bank owned life insurance	(143,525)	(104,001)
Increase in other assets	(615,189)	(930,143)
Increase in other liabilities	191,637	1,606,688

Net cash provided by operating activities	4,817,972	6,890,694

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	3,476,575	6,085,000
Proceeds from maturities, calls and paydowns of securities held to maturity	2,245,000	1,970,925
Proceeds from sales of securities available for sale	1,150,000	187,635
Proceeds from sales of securities held to maturity	—	605,000
Purchase of securities available for sale	(1,484,725)	(7,142,713)
Net increase in loans	(11,089,358)	(11,568,433)
Net increase in mortgage loans held for sale	(77,331)	(1,286,822)
Unrealized losses on hedged mortgage loan commitments	—	55,835
Unrealized hedging losses on contracts to sell mortgage-backed securities	—	92,810
Investment in bank owned life insurance	(1,315,000)	—
Capital expenditures	(528,013)	(226,279)
Proceeds from sale of fixed assets	1,500	235,909
Proceeds from sale of other real estate	191,192	—

Net cash used in investing activities	(7,430,160)	(10,991,133)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	11,999,424	12,713,904
Net increase (decrease) in time deposits	(6,063,920)	6,132,827
Net decrease in overnight borrowings	(113,617)	(2,488,341)
Net increase (decrease) in other borrowings	(1,597,535)	291,455
Net proceeds from shares issued under stock option plans	682,794	—
Dividends paid	(1,637,991)	(1,466,705)
Purchases of common stock for treasury	(2,158,455)	(1,841,962)

Net cash provided by financing activities	1,110,700	13,341,178

Net increase (decrease) in cash equivalents	(1,501,488)	9,240,739
Cash and cash equivalents at beginning of period	33,595,834	33,384,612

Cash and cash equivalents at end of period	$32,094,346	$42,625,351

See notes to consolidated financial statements.

(continued on next page)

Bank of Granite Corporation
Consolidated Statements of Cash Flows
(unaudited) - (concluded)

	Three Months
	Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$3,119,990	$2,279,299
Income taxes paid	429,602	(541,000)
Noncash investing and financing activities:
Transfer from loans to other real estate owned	—	650

See notes to consolidated financial statements.

Bank of Granite Corporation

Notes to Consolidated Financial Statements
March 31, 2004

1. UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2004, the consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.

The unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2004.

2. EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(in shares)	2004	2003
Weighted average shares outstanding	13,622,939	13,291,710
Potentially dilutive effect of stock options	60,273	2,023

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,683,212	13,293,733

Bank of Granite Corporation
Notes to Consolidated Financial Statements (continued)
March 31, 2004

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$124,400,178	$120,746,272
Letters of credit	6,479,163	6,133,695
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$21,116,499	$16,032,147

The Company’s risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in interest rates associated with mortgage loans held for sale. Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.

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

Bank of Granite Corporation
 Notes to Consolidated Financial Statements (continued)
March 31, 2004

4. STOCK-BASED COMPENSATION

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

	Three Months
	Ended March 31,
	2004	2003
Net income as reported	$2,991,327	$3,837,183
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,748)	(42,649)

Pro forma net income	$2,983,579	$3,794,534

Net income per share as reported - Basic	$0.22	$0.29
- Diluted	0.22	0.29
Pro forma net income per share - Basic	0.22	0.29
- Diluted	0.22	0.29

The Company computes its estimation of option compensation expense associated with the fair value method using The Black Scholes Model. There were no options granted during the quarters ended March 31, 2004 or 2003.

5. GOODWILL AND INTANGIBLE ASSETS

During 2003, the Company’s acquisition of First Commerce generated goodwill of $10,847,355 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with fininte useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $544,099, net of accumulated amortization of $85,914, as of March 31, 2004. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $28,638 for the three month period ended March 31, 2004. Annual expense is expected to range from approximately $109,000 in 2004 to $63,000 in 2008.

6. SEGMENT DISCLOSURES

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

The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended March 31,
	2004	2003
COMMUNITY BANKING
Net interest income	$9,471,536	$7,974,266
Provision for loan losses	1,244,687	1,135,852
Noninterest income	1,721,843	1,884,893
Noninterest expense	5,601,494	3,736,584
Income before income taxes	4,347,198	4,986,723
Net income	2,992,841	3,348,322
Identifiable segment assets	942,237,442	718,165,220
MORTGAGE BANKING
Net interest income	$807,443	$966,274
Provision for loan losses	—	—
Noninterest income	926,705	1,460,671
Noninterest expense	1,527,923	1,609,277
Income before income taxes	206,225	817,668
Net income	123,599	490,601
Identifiable segment assets	30,622,952	39,777,602
ALL OTHER
Net interest income (expense)	$(46,817)	$35,180
Provision for loan losses	—	—
Noninterest income	—	(12,359)
Noninterest expense	78,296	24,561
Loss before income taxes	(125,113)	(1,740)
Net loss	(125,113)	(1,740)
Identifiable segment assets	4,584,285	4,355,857
TOTAL SEGMENTS
Net interest income	$10,232,162	$8,975,720
Provision for loan losses	1,244,687	1,135,852
Noninterest income	2,648,548	3,333,205
Noninterest expense	7,207,713	5,370,422
Income before income taxes	4,428,310	5,802,651
Net income	2,991,327	3,837,183
Identifiable segment assets	977,444,679	762,298,679

Bank of Granite Corporation
 Notes to Consolidated Financial Statements (continued)
March 31, 2004

7. NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for securities and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities Available for Sale.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-K on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.

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

     Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans that are deemed to be impaired (i.e. probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the pools of similar loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

     INVESTMENT SECURITIES - Non-equity securities not classified as either “held to maturity” securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

     MORTGAGE LOANS HELD FOR SALE - The Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in noninterest income.

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

     The Company’s primary derivative transactions involve cash flow hedges. In a cash flow hedge, the effective portion of the changes in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

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

Changes in Financial Condition
 March 31, 2004 Compared With December 31, 2003

     Total assets increased $6,061,952, or 0.62%, from December 31, 2003 to March 31, 2004. Earning assets increased $5,128,294, or 0.57%, over the same three month period. As reflected in the table below, loans, the largest earning asset, increased $10,530,864, or 1.47%, over the same period, primarily because of a $10,986,626, or 1.55%, increase as of March 31, 2004 in loans of the Bank, partially offset by a $455,762, or 7.51%, decrease in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $135,523, or 0.59%, as of March 31, 2004. Investment securities decreased $4,565,617, or 2.86%, because calls and maturities of debt securities were used to partially fund loan growth. Cash and cash equivalents decreased $1,501,488, or 4.47%. Accrued interest receivable increased $535,165, or 9.52%.

     Loans at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Real estate - Construction	$94,299,471	$90,175,534
Real estate - Mortgage	386,364,103	377,955,786
Commercial, financial and agricultural	211,410,034	211,476,974
Consumer	34,423,980	35,980,704
All other loans	863,250	1,206,202

	727,360,838	716,795,200
Deferred origination fees, net	(985,342)	(950,568)

Total loans	$726,375,496	$715,844,632

Mortgage loans held for sale	$23,228,369	$23,092,846

     Funding the asset growth was a combination of deposit growth and earnings retained, partially offset by declines in overnight and other borrowings. Deposits increased $5,746,297, or 0.78%, from December 31, 2003 to March 31, 2004. Noninterest-bearing demand deposits decreased $5,351,364, or 3.91%, over the same three month period, while interest-bearing demand deposits increased $15,722,807, or 6.61%. The increase in interest-bearing demand deposits reflected a $9,983,987, or 9.70%, increase in NOW account deposits and a $5,738,820, or 4.25%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried an aggressively competitive rate. Savings deposits increased $1,627,981, or 6.27%, from December 31, 2003 to March 31, 2004. Time deposits decreased $6,253,127, or 1.87%, over the three month period. Time deposits greater than $100,000 decreased $3,266,989, or 2.03%, while other time deposits decreased $2,986,138, or 1.72%. The Company’s loan to deposit ratio was 98.05% as of March 31, 2004 compared to 97.38% as of December 31, 2003, while the Bank’s loan to deposit ratio was 94.08% compared to 94.06% when comparing the same periods.

     The Company has sources of funding in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2003 to March 31, 2004, such overnight borrowings decreased $113,617, or 0.45%, reflecting a decrease of $3,625,611, or 46.55%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, partially offset by an increase of $3,511,994, or 20.17%, in volumes of commercial paper. Other borrowings decreased $1,618,932, or 2.48%, reflecting a decrease of $1,597,534, or 6.12%, in temporary borrowings by Granite Mortgage, primarily due to lower mortgage origination activity. Other liabilities increased $1,605,129, or 60.07%, from December 31, 2003 to March 31, 2004, primarily because of a $1,413,492 increase in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

     Common stock outstanding decreased 33,169 shares, or 0.24%, from December 31, 2003 to March 31, 2004, due to shares repurchased under the Company’s stock repurchase plan, which were partially offset by shares issued in connection with the exercise of stock options. From December 31, 2003 through March 31, 2004, the Company issued 70,724 shares of its common stock at an average price of $9.65 under its stock option plans. Also from December 31, 2003 through March 31, 2004, the Company repurchased 103,893 shares of its common stock at an average price of $20.78. Earnings retained were $1,353,336 for the first three months of 2004, after paying cash dividends of $1,637,991. Accumulated other comprehensive income, net of deferred income taxes, increased $606,902, or 78.96%, from December 31, 2003 to March 31, 2004, primarily because the value of securities available for sale and mortgages held for sale rose when interest rates on longer term bonds fell during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2004 such unfunded commitments to extend credit were $124,400,178, while commitments in the form of standby letters of credit totaled $6,479,163.

     The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the Nasdaq Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. See Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.” The Company’s share repurchases are funded through the payment of dividends to the Company by the its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell”

mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of March 31, 2004, Granite Mortgage held approximately $21,116,000 in open mortgage-backed security commitments with an estimated market value of approximately $21,058,000, an unrealized loss of approximately $58,000. For the quarterly period ended March 31, 2004, there were realized gains on hedged mortgage loan commitments of $22,083 and realized losses of $137,967 on commitments to sell mortgage-backed securities.

     Through its 2003 acquisition of First Commerce Corporation, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security in an effort to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006.

     Except for the hedging strategy and capital trust discussed above, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of March 31, 2004 and December 31, 2003 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At March 31, 2004, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $583,331,671, or 78.7% of the Bank’s total deposits compared to $574,318,385, or 78.1% of the Bank’s total deposits as of December 31, 2003.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2004, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2004, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2004, the Bank had a line of credit totaling approximately $97,054,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $36,000,000 was outstanding other borrowings and approximately $61,054,000 was remaining capacity to borrow.

     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of March 31, 2004, the line was secured by approximately $21,350,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of March 31, 2004 and December 31, 2003, this line of credit was $45,000,000 and $50,000,000, respectively.

     On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2004, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

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

     The Company uses interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that the Company has on deposits, borrowings, loans, investments and any commitments to enter into those transactions. The Company monitors interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments and repricing opportunities of asset and liability portfolios. Using this information, the model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, the Company assumes no growth in its balance sheet, because to do so could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. The Company simulates the effects of interest rate changes on its earnings by assuming no change in interest rates as its base case scenario and either (1)

gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%, as discussed below. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

     The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in interest rates in the market that it believes would result in a material change in the Company’s analysis of its interest rate sensitivity as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations
 For the Three Month Period Ended March 31, 2004
Compared With the Same Period in 2003

     During the three month period ended March 31, 2004, the Company’s net income decreased 22.04% to $2,991,327 from the $3,837,183 earned in the same period of 2003. The decline resulted from narrower net interest spreads, higher provisions for loan losses, lower mortgage origination income and higher overhead expenses associated with new banking offices opened or acquired in the last nine months of 2003. As announced during the quarter, the Bank also recognized an after tax charge of approximately $294,000, or $0.02 per share, related to a contract payout of a former executive officer.

Net Interest Income

     During the three month period ended March 31, 2004, the Company’s net interest income increased $1,256,789, or 14.00%, compared to the three months ended March 31, 2003, primarily due to higher volumes of interest-earning assets and interest-bearing liabilities resulting from the Company’s July 2003 acquisition of First Commerce Corporation. Although the volumes of interest-earning assets and interest-bearing liabilities were significantly higher, the net interest margin on the assets acquired was lower than that of the Company prior to the merger. The Company’s net interest margin averaged 4.74% during the three month period compared to 5.51% during the same period in 2003. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended March 31, 2004, interest income increased $1,948,803, or 17.15%, from the same period last year, primarily because of higher volumes of loan and investment assets added in the First Commerce acquisition, which were partially offset by lower interest income from mortgage banking activities. The Bank acquired loans of approximately $114,341,000 and investment securities of approximately $27,241,000 in its First Commerce acquisition. Interest and fees on loans increased $1,691,023, or 17.10%, due to higher average volumes during the quarter. Yields on loans averaged 6.29% for the quarter, down from 7.14% for the same quarter last year. The prime lending rate during the three month period averaged 4.00% compared to 4.25% during the same period in 2003. Gross loans averaged $740,373,549 compared to $562,038,767 last year, an increase of $178,334,782, or 31.73%. Average loans of the Bank were $714,272,743 compared to $533,522,217 last year, an increase of $180,750,526, or 33.88%, while average loans of Granite Mortgage were $26,100,806 compared to $28,516,550 last year, a decrease of $2,415,744, or 8.47%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Average securities and overnight investments were $176,516,502 compared to $130,733,212 last year, an increase of $45,783,290, or 35.02%, also due primarily to the acquisition.

     Interest expense increased $692,014, or 29.00%, primarily because of higher volumes of interest-bearing deposits and other borrowings, mostly resulting from the deposits and borrowings acquired in the First Commerce acquisition, partially offset by lower rates on interest-bearing liabilities. Overall, rates on interest-bearing deposits averaged 1.70% for the quarter, down from 1.93% for the same quarter last year. Total interest-bearing deposits averaged $602,544,509 compared to $453,183,616 last year, an increase of $149,360,893, or 32.96%, which was significantly attributable, in all deposit categories, to the interest-bearing deposits of approximately $102,656,000 acquired in the First Commerce transaction. Savings, NOW and money market deposits averaged $270,352,482 compared to $204,086,893 last year, an increase of $66,265,589, or 32.47%. NOW account deposits averaged $107,084,328 compared to $87,769,407 last year, an increase of $19,314,921, or 22.01%. NOW account deposits of approximately $5,770,000 relate to the First Commerce acquisition. Money market deposits averaged $136,709,943 compared to $90,814,097 last year, an increase of $45,895,846, or 50.54%. Money market deposits of approximately $15,684,000 were acquired in the First Commerce acquisition. Time deposits averaged

$332,192,027 compared to $249,096,723 last year, an increase of $83,095,304, or 33.36%, of which approximately $77,259,000 was acquired from First Commerce. Overnight and other borrowings averaged $95,882,026 compared to $53,192,744 last year, an increase of $42,689,282, or 80.25%, reflecting an increase of $33,546,148, or 198.75%, in average overnight and other borrowings of the Bank and an increase of $10,794,068, or 86.83%, in average overnight and other borrowings of the Company. Overnight and other borrowings of approximately $27,336,000 were acquired from First Commerce. Overnight borrowings averaged $34,470,803 compared to $17,309,516 last year, an increase of $17,161,287, or 99.14%, reflecting an increase of $11,367,219, or 233.00%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $5,794,068, or 46.61%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $61,411,223 compared to $35,883,228 last year, an increase of $25,527,995, or 71.14%, of which approximately $27,000,000 was acquired from First Commerce, which was partially offset by a decrease of $1,650,934, or 6.91%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

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

     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group, regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Bank’s Board of Directors. The Bank’s Board of Directors also reviews monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the periods ended March 31, 2004 as compared to the twelve months ended December 31, 2003. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Catawba Valley region of the Company’s market area and the continued high levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amount of $1,244,687 for the three month period ended March 31, 2004, to provide for future losses related to uncollectible loans and to reflect the growth in the Company’s loan portfolio. The 2004 provisions for loan losses compared to $1,135,852 for the comparable periods in 2003. At March 31, 2004, the loan loss reserve was 1.62% of net loans outstanding compared to 1.53% as of December 31, 2003 and 1.74% at March 31, 2003. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
	2004	2003
Allowance for loan losses, beginning of period	$10,798,897	$8,834,611

Net charge-offs:
Loans charged off:
Real estate	251,544	—
Commercial, financial and agricultural	56,693	641,152
Credit cards and related plans	2,448	9,605
Installment loans to individuals	188,960	74,032
Demand deposit overdraft program	56,136	75,965

Total charge-offs	555,781	800,754

Recoveries of loans previously charged off:
Real estate	350	2,600
Commercial, financial and agricultural	20,800	77,518
Credit cards and related plans	383	810
Installment loans to individuals	27,404	8,828
Demand deposit overdraft program	46,475	58,826

Total recoveries	95,412	148,582

Net charge-offs	460,369	652,172

Loss provisions charged to operations	1,244,687	1,135,852

Allowance for loan losses, end of period	$11,583,215	$9,318,291

Ratio of annualized net charge-offs during the period to average loans during the period	0.25%	0.47%
Allowance coverage of annualized net charge-offs	625.58%	355.25%
Allowance as a percentage of gross loans	1.59%	1.71%
Allowance as a percentage of net loans	1.62%	1.74%

     Though 2004 charge-offs were lower than those in the same period of 2003, the economic signals in the Company’s Catawba Valley market area were somewhat mixed as reflected in the Company’s levels of charge-offs, loans with higher risk grades, and nonperforming loans. In the first quarter of 2004, the Company charged off $555,781, a decrease of $244,973 over the comparable period in 2003. Charge-offs for the 2004 quarterly period included $251,544 in real estate loans and $188,960 in installment loans that were in default. The effects of a lingering recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled approximately $12,108,000 at March 31, 2004 as compared with $12,046,000 and $7,468,000 at December 31, 2003 and March 31, 2003, respectively. Some portions of the Catawba Valley economy are beginning to show signs of growth and the new markets added through the acquisition of First Commerce and newly opened banking offices should help diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to its former strength.

     Nonperforming assets at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Nonperforming assets:
Nonaccrual loans	$4,228,869	$8,114,914
Loans past due 90 days or more and still accruing interest	2,567,564	3,217,879

Total nonperforming loans	6,796,433	11,332,793
Foreclosed properties	1,709,418	1,775,237

Total nonperforming assets	$8,505,851	$13,108,030

Nonperforming loans to total loans	0.94%	1.58%
Allowance coverage of nonperforming loans	170.43%	82.22%
Nonperforming assets to total assets	0.87%	1.35%

     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarter that would have been recorded was approximately $97,000, while no interest income was recognized on such loans during the quarter.

     The Company’s investment in impaired loans at March 31, 2004 and December 31, 2003 was as follows:

	March 31,	December 31,
	2004	2003
Investment in impaired loans:
Impaired loans still accruing interest	$5,840,207	$3,114,083
Accrued interest on accruing impaired loans	94,505	90,445
Impaired loans not accruing interest	4,228,869	8,114,914
Accrued interest on nonaccruing impaired loans	196,540	215,420

Total investment in impaired loans	$10,360,121	$11,534,862

Loan loss allowance related to impaired loans	$2,832,698	$2,412,365

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

     When comparing March 31, 2004 with March 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,396,137 ($4,220,079 of which was on a non-accrual basis) and $7,444,714 ($5,215,294 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2004 and 2003 was not significantly different from the balance at March 31, 2004 and 2003, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,832,698 and $2,484,414 at March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, the Company recognized interest income on those impaired loans of approximately $290,337 and $198,766, respectively.

Noninterest Income and Expenses

     For the quarter ended March 31, 2004, total noninterest income was $2,648,548, down $684,657, or 20.54%, from $3,333,205 earned in the same period of 2003, primarily because of lower fees from deposit accounts and mortgage originations. Fees on deposit accounts were $1,212,157 during the first quarter, down $180,484, or 12.96%, from $1,392,641 earned in the first quarter of 2003. Mortgage origination fee income was $926,705 for the first quarter of 2004, down $533,966, or 36.56%, from $1,460,671 earned in the same period of 2003. As mortgage rates rose, beginning in late 2003, mortgage origination activity dropped dramatically and continued at lower levels throughout the first quarter of 2004. Mortgage loans originated during the three months ended March 31, 2004 and 2003 were $61,978,668 and $141,592,933, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. The rise in mortgage rates caused a slowdown in the level of mortgage originations, and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. There were no significant gains or losses on sales of securities in the first quarter of 2004 or 2003.

     First quarter 2004 noninterest expenses, or overhead, totaled $7,207,713, up $1,837,291, or 34.21%, from $5,370,422 in the same quarter of 2003, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $5,601,494 for the first quarter of 2004, an increase of $1,864,910, or 49.91%, over the costs of $3,736,584 for the first quarter of 2003. Of the $1,864,910 increase, approximately $1,036,000 reflected the overhead costs of the Bank’s six new banking offices and one new loan production office, all of which were opened or acquired in the last three quarters of 2003, and approximately $490,000 was a personnel charge related to the departure of a former executive officer.

     Personnel costs, the largest of the overhead expenses, were $4,819,470 during the quarter, up $1,223,510, or 34.02%, from $3,595,960 in 2003. The $1,223,510 increase in personnel costs, included a $1,311,946 increase in the personnel costs of the Bank, partially offset by a $88,436 decrease in the personnel costs of Granite Mortgage. The $1,311,946 increase in the Bank’s personnel costs included approximately $625,000 in personnel costs related to the six new banking offices and one new loan production office added since the first quarter of 2003 and approximately $490,000 in nonrecurring personnel costs related to the departure of a former executive officer. Salaries and wages were $3,949,016 during the quarter, up $1,076,239, or 37.46%, from $2,872,777 in 2003, while employee benefits were $870,454, up $147,271, or 20.36%, compared to $723,183 in the first quarter of 2003. Bank salaries rose $1,175,656 or 67.47%, while mortgage-related salaries fell $99,417 or 8.80%.

     Noninterest expenses other than for personnel increased $613,781, or 34.59%, to $2,388,243 during the quarter from $1,774,462 incurred in the same period of 2003, primarily due to a $552,964 increase in the nonpersonnel costs of the Bank. Banking offices opened or acquired since the first quarter of 2003 accounted for approximately $412,000 of the increase. Occupancy expenses for the quarter were $435,799, up $198,016, or 83.28%, from $237,783 in the same period of 2003, including approximately $133,000 in occupancy expenses in the newly opened and acquired offices. Equipment expenses were $402,711 during the first quarter, up $144,442, or 55.93%, from $258,269 in the same period of 2003, including approximately $86,000 in equipment expenses in the new offices. First quarter other noninterest expenses were $1,549,733 in 2004, up $271,323, or 21.22%, from $1,278,410 in the same quarter a year ago. Of the $271,323 increase, $248,362 were related to other noninterest costs of the Bank, including approximately $198,000 in costs associated with new banking offices. Income tax expense was $1,436,983 for the quarter, down $528,485, or 26.89%, from $1,965,468 for the 2003 first quarter. The effective tax rates were 32.45% and 33.87% for the first quarters of 2004 and 2003, respectively, and the decrease was primarily because of higher relative levels of income from tax-exempt loans and investments in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

Item 4. Controls and Procedures

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

Part II - Other Information

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended March 31, 2004 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
Period		Number of	Price	Publicly	be Purchased
		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jan 1, 2004	Jan 31, 2004	18,139	$22.05	18,139	$74,135 (3)
Feb 1, 2004	Feb 11, 2004	3,453	21.47	3,453	— (3)
Feb 11, 2004	Feb 29, 2004	23,423	20.81	23,423	9,512,665 (4)
Mar 1, 2004	Mar 31, 2004	58,878	20.33	58,878	8,315,705 (4)

	Totals	103,893	$20.78	103,893

(1)	For the three months ended March 31, 2004, 103,893 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Repurchase program in the amount of $10,000,000 announced July 11, 2002 and concluded February 11, 2004.

(4)	Currently active repurchase program in the amount of $10,000,000 announced February 12, 2004.

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

Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

	3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

	4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

	4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

	11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

	31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

On January 13, 2004, the Company filed a report on Form 8-K regarding its January 13, 2004 news release in which it announced its earnings for the quarter ended December 31, 2003. The full text of the Company’s news release dated January 13, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

On February 9, 2004, the Company filed a report on Form 8-K regarding its February 6, 2004 news release in which it announced the departure of Wesley W. Sturges as Executive Vice President of the Company and the related nonrecurring charge to earnings. The full text of the Company’s news release dated February 6, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

On February 12, 2004, the Company filed a report on Form 8-K regarding its February 12, 2004 news release in which it announced an additional $10 million share repurchase plan. The full text news release dated February 12, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: May 6, 2004	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Senior Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

		Begins
		on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

11	Schedule of Computation of Net Income Per Share	**

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	35

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	36

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2