Form 10-Q
period 2004-06-30
BANK OF GRANITE CORP
filed 2004-08-06
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

Common stock, $1 par value
13,440,249 shares outstanding as of July 31, 2004

Exhibit Index begins on page 37

Item 1. Financial Statements

Bank of Granite Corporation

Consolidated Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$29,666,913	$29,492,515
Interest-bearing deposits	5,013,700	4,103,319

Total cash and cash equivalents	34,680,613	33,595,834

Investment securities:
Available for sale, at fair value	104,288,977	97,666,795
Held to maturity, at amortized cost	51,582,778	61,769,566
Loans	740,931,727	715,844,632
Allowance for loan losses	(11,863,502)	(10,798,897)

Net loans	729,068,225	705,045,735

Mortgage loans held for sale	20,820,881	23,092,846

Premises and equipment, net	12,382,263	12,218,566
Accrued interest receivable	5,890,730	5,620,834
Investment in bank owned life insurance	14,967,964	13,360,278
Intangible assets	11,362,816	11,420,092
Other assets	8,939,912	7,592,181

Total assets	$993,985,159	$971,382,727

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$126,697,710	$136,978,161
NOW accounts	116,580,334	102,932,609
Money market accounts	153,607,117	135,045,811
Savings accounts	27,408,803	25,977,333
Time deposits of $100,000 or more	154,029,581	160,780,970
Other time deposits	166,217,006	173,384,471

Total deposits	744,540,551	735,099,355
Overnight borrowings	38,873,346	25,205,171
Other borrowings	65,541,545	65,294,540
Accrued interest payable	1,142,296	1,296,539
Other liabilities	3,810,376	2,672,023

Total liabilities	853,908,114	829,567,628

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 15,069,217 shares in 2004 and 14,993,493 shares in 2003
Outstanding - 13,465,982 shares in 2004 and 13,600,182 shares in 2003	15,069,217	14,993,493
Capital surplus	32,192,127	31,497,057
Retained earnings	122,123,217	119,081,744
Accumulated other comprehensive income (loss), net of deferred income taxes	(535,634)	768,645
Less: Cost of common stock in treasury; 1,603,235 shares in 2004 and 1,393,311 shares in 2003	(28,771,882)	(24,525,840)

Total shareholders’ equity	140,077,045	141,815,099

Total liabilities and shareholders’ equity	$993,985,159	$971,382,727

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees from loans	$10,753,706	$9,069,022	$21,417,288	$17,872,105
Interest and fees from mortgage banking	1,224,952	1,621,077	2,141,626	2,707,227
Federal funds sold	823	38,843	823	43,781
Interest-bearing deposits	10,747	31,067	22,933	42,648
Investments:
U.S. Treasury	42,965	—	86,264	—
U.S. Government agencies	807,977	543,024	1,575,112	1,165,187
States and political subdivisions	632,143	682,704	1,309,460	1,425,403
Other	204,969	89,493	435,773	181,073

Total interest income	13,678,282	12,075,230	26,989,279	23,437,424

Interest expense:
Time deposits of $100,000 or more	899,140	779,327	1,851,003	1,515,965
Other deposits	1,645,670	1,550,100	3,247,432	2,972,250
Overnight borrowings	85,751	49,132	205,217	107,131
Other borrowings	442,828	295,917	848,225	465,604

Total interest expense	3,073,389	2,674,476	6,151,877	5,060,950

Net interest income	10,604,893	9,400,754	20,837,402	18,376,474
Provision for loan losses	1,104,325	1,148,529	2,349,012	2,284,381

Net interest income after provision for loan losses	9,500,568	8,252,225	18,488,390	16,092,093

Other income:
Service charges on deposit accounts	1,368,347	1,378,421	2,580,504	2,771,062
Other service charges, fees and commissions	194,607	210,107	418,404	445,273
Mortgage banking income	979,852	1,954,490	1,906,557	3,415,161
Securities gains	14,347	24,177	14,347	12,368
Other	317,989	250,060	603,878	506,596

Total other income	2,875,142	3,817,255	5,523,690	7,150,460

Other expenses:
Salaries and wages	3,670,158	3,486,451	7,619,174	6,359,228
Employee benefits	898,781	539,591	1,769,235	1,262,774
Occupancy expense, net	399,158	260,676	834,957	498,459
Equipment expense	492,684	340,952	895,395	599,221
Other	2,014,376	1,508,555	3,564,456	2,786,965

Total other expenses	7,475,157	6,136,225	14,683,217	11,506,647

Income before income taxes	4,900,553	5,933,255	9,328,863	11,735,906
Income taxes	1,584,863	2,014,098	3,021,846	3,979,566

Net income	$3,315,690	$3,919,157	$6,307,017	$7,756,340

Per share amounts:
Net income — Basic	$0.25	$0.30	$0.46	$0.59
Net income — Diluted	0.24	0.30	0.46	0.59
Cash dividends	0.12	0.11	0.24	0.22
Book value			10.40	9.87

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$3,315,690	$3,919,157	$6,307,017	$7,756,340

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(3,136,896)	627,163	(2,185,566)	465,007
Less: Reclassification adjustments for securities gains included in net income	—	24,177	—	12,368
Unrealized gains (losses) on mortgage derivative instruments	(42,034)	380,013	16,158	380,013

Other comprehensive income (loss), before tax	(3,178,930)	982,999	(2,169,408)	832,652
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(1,250,840)	240,442	(871,496)	180,493
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(16,909)	152,004	6,367	152,004

Other comprehensive income (loss), net of tax	(1,911,181)	590,553	(1,304,279)	500,155

Comprehensive income	$1,404,509	$4,509,710	$5,002,738	$8,256,495

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)

	Six Months
	Ended June 30,
	2004	2003
Common stock, $1 par value
At beginning of period	$14,993,493	$14,420,986
Par value of shares issued under stock option plans	75,724	187

At end of period	15,069,217	14,421,173

Capital surplus
At beginning of period	31,497,057	20,694,133
Surplus of shares issued under stock option plans	695,070	3,104

At end of period	32,192,127	20,697,237

Retained earnings
At beginning of period	119,081,744	109,982,826
Net income	6,307,017	7,756,340
Cash dividends paid	(3,265,544)	(2,921,316)

At end of period	122,123,217	114,817,850

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	768,645	995,539
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(1,314,070)	272,146
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	9,791	228,009

At end of period	(535,634)	1,495,694

Cost of common stock in treasury
At beginning of period	(24,525,840)	(18,650,642)
Cost of common stock repurchased	(4,246,042)	(2,741,275)

At end of period	(28,771,882)	(21,391,917)

Total shareholders’ equity	$140,077,045	$130,040,037

Shares issued
At beginning of period	14,993,493	14,420,986
Shares issued under stock option plans	75,724	187

At end of period	15,069,217	14,421,173

Common shares in treasury
At beginning of period	(1,393,311)	(1,087,312)
Common shares repurchased	(209,924)	(157,534)

At end of period	(1,603,235)	(1,244,846)

Total shares outstanding	13,465,982	13,176,327

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months
	Ended June 30,
	2004	2003
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$6,307,017	$7,756,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	606,019	413,901
Provision for loan loss	2,349,012	2,284,381
Investment security premium amortization, net	259,663	140,952
Acquisition discount accretion, net	(139,310)	—
Deferred income taxes	(418,248)	(1,615)
Gains on sales or calls of securities available for sale	—	(2,403)
Gains on calls of securities held to maturity	(14,347)	(9,965)
Net decrease (increase) in mortgage loans held for sale	2,288,123	(18,285,609)
Gains on disposal or sale of equipment	(1,500)	(41,180)
Gains on disposal or sale of other real estate	(55,880)	—
Increase (decrease) in taxes payable	858,900	(742,819)
Increase in accrued interest receivable	(269,896)	(216,937)
Decrease in accrued interest payable	(154,243)	(48,484)
Increase in cash surrender value of bank owned life insurance	(292,686)	(207,498)
Increase in other assets	(597,503)	(2,651,159)
Increase (decrease) in other liabilities	279,453	(459,664)

Net cash provided by (used in) operating activities	11,004,574	(12,071,759)

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	6,598,356	15,085,000
Proceeds from maturities, calls and paydowns of securities held to maturity	10,161,475	10,549,425
Proceeds from sales of securities available for sale	2,950,000	397,235
Purchase of securities available for sale	(18,576,107)	(22,071,933)
Net increase in loans	(26,556,857)	(36,643,945)
Investment in bank owned life insurance	(1,315,000)	—
Capital expenditures	(769,716)	(777,276)
Proceeds from sale of fixed assets	1,500	235,909
Proceeds from sale of other real estate	589,029	695

Net cash used in investing activities	(26,917,320)	(33,224,890)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	23,360,050	34,017,020
Net increase (decrease) in time deposits	(13,579,727)	18,817,381
Net increase (decrease) in overnight borrowings	13,668,175	(3,904,877)
Net increase in other borrowings	289,819	18,931,856
Net proceeds from shares issued under stock option plans	770,794	3,291
Dividends paid	(3,265,544)	(2,921,316)
Purchases of common stock for treasury	(4,246,042)	(2,741,275)

Net cash provided by financing activities	16,997,525	62,202,080

Net increase in cash equivalents	1,084,779	16,905,431
Cash and cash equivalents at beginning of period	33,595,834	33,384,612

Cash and cash equivalents at end of period	$34,680,613	$50,290,043

See notes to consolidated condensed financial statements.

(continued on next page)

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
(unaudited) — (concluded)

	Six Months
	Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,306,120	$4,953,775
Income taxes	2,561,000	4,724,000
Noncash investing and financing activities:
Transfer from loans to other real estate owned	494,988	1,375,828

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements
June 30, 2004
(unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of June 30, 2004, the consolidated condensed statements of income and of comprehensive income for the three and six month periods ended June 30, 2004 and 2003, and the consolidated condensed statements of changes in shareholders’ equity and of cash flows for the six month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.

The unaudited interim consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim consolidated condensed financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2004.

2. EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in shares)	2004	2003	2004	2003
Weighted average shares outstanding	13,521,847	13,197,696	13,572,416	13,244,425
Potentially dilutive effect of stock options	46,871	2,438	53,711	2,227

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,568,718	13,200,134	13,626,127	13,246,652

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2004
(unaudited)

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$123,937,615	$120,746,272
Letters of credit	7,482,967	6,133,695
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$14,626,779	$16,032,147

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

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2004
(unaudited)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income as reported	$3,315,690	$3,919,157	$6,307,017	$7,756,340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,009)	(12,893)	(20,018)	(25,786)

Pro forma net income	$3,305,681	$3,906,264	$6,286,999	$7,730,554

Net income per share as reported
- Basic	$0.25	$0.30	$0.46	$0.59
- Diluted	0.24	0.30	0.46	0.59
Pro forma net income per share
- Basic	0.24	0.30	0.46	0.58
- Diluted	0.24	0.30	0.46	0.58

The Company computes its estimate of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	2004		2003
Option value, aggregate	$	6.45	$	6.68
Risk-free rate		4.06%		2.92%
Average expected term (years)		5.6 years		5.6 years
Expected volatility		41.30%		44.63%
Expected dividend yield		2.37%		2.28%
Expected turnover		8.97%		2.07%

5. GOODWILL AND INTANGIBLE ASSETS

During 2003, the Company’s acquisition of First Commerce Corporation generated goodwill of $10,847,355 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with fininte useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $515,461, net of accumulated amortization of $114,552, as of June 30, 2004. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $57,276 for the six month period ended June 30, 2004. Annual expense is expected to range from approximately $109,000 in 2004 to $63,000 in 2008.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2004
(unaudited)

SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of May 31. Management completed the annual goodwill impairment test as of May 31, 2004 and believes goodwill was not impaired.

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

MORTGAGE BANKING

The Mortgage Banking segment originates and sells mortgage loan products. Mortgage loan products include fixed-rate and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Mortgage loans are typically sold to other financial institutions and government agencies. The Mortgage Banking segment earns interest on loans held in its warehouse and in its portfolio, earns fee income from originations and recognizes gains or losses from the sale of mortgage loans.

OTHER

The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2004
(unaudited)

The following table presents selected financial information for reportable business segments for the three and six month periods ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
COMMUNITY BANKING
Net interest income	$9,594,618	$7,988,393	$19,066,154	$15,962,659
Provision for loan losses	1,104,325	1,148,529	2,349,012	2,284,381
Noninterest income	1,895,290	1,862,765	3,617,133	3,747,658
Noninterest expense	5,538,047	3,835,828	11,139,541	7,572,412
Income before income taxes	4,847,536	4,866,801	9,194,734	9,853,524
Net income	3,356,008	3,306,954	6,348,849	6,655,276
Identifiable segment assets	956,620,310	747,380,636	956,620,310	747,380,636
MORTGAGE BANKING
Net interest income	$1,080,862	$1,389,189	$1,888,305	$2,355,463
Provision for loan losses	—	—	—	—
Noninterest income	979,852	1,954,490	1,906,557	3,415,161
Noninterest expense	1,827,164	2,208,022	3,355,087	3,817,299
Income before income taxes	233,550	1,135,657	439,775	1,953,325
Net income	140,215	681,406	263,814	1,172,007
Identifiable segment assets	32,568,186	59,125,066	32,568,186	59,125,066
ALL OTHER
Net interest income (expense)	$(70,587)	$23,172	$(117,057)	$58,352
Provision for loan losses	—	—	—	—
Noninterest income	—	—	—	(12,359)
Noninterest expense	109,946	92,375	188,589	116,936
Loss before income taxes	(180,533)	(69,203)	(305,646)	(70,943)
Net loss	(180,533)	(69,203)	(305,646)	(70,943)
Identifiable segment assets	4,796,663	4,579,884	4,796,663	4,579,884
TOTAL SEGMENTS
Net interest income	$10,604,893	$9,400,754	$20,837,402	$18,376,474
Provision for loan losses	1,104,325	1,148,529	2,349,012	2,284,381
Noninterest income	2,875,142	3,817,255	5,523,690	7,150,460
Noninterest expense	7,475,157	6,136,225	14,683,217	11,506,647
Income before income taxes	4,900,553	5,933,255	9,328,863	11,735,906
Net income	3,315,690	3,919,157	6,307,017	7,756,340
Identifiable segment assets	993,985,159	811,085,586	993,985,159	811,085,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for investment securities, mortgage loans held for sale, derivatives and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities Available for Sale.” Also, please refer to Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-K on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.

     LOANS — Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the level yield method based on the daily outstanding balance.

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

     INVESTMENT SECURITIES — Non-equity securities not classified as either “held to maturity” securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

     MORTGAGE LOANS HELD FOR SALE — The Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in noninterest income.

     DERIVATIVES AND HEDGING ACTIVITIES — The Company enters into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date the Company enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).

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

Changes in Financial Condition
June 30, 2004 Compared With December 31, 2003

     Total assets increased $22,602,432, or 2.33%, from December 31, 2003 to June 30, 2004. Earning assets increased $20,160,905, or 2.23%, over the same six month period. As reflected in the table below, loans, the largest earning asset, increased $25,087,095, or 3.50%, over the same period, primarily because of a $22,248,581, or 3.13%, increase as of June 30, 2004 in loans of the Bank and a $2,838,514, or 46.76%, increase in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $2,271,965, or 9.84%, as of June 30, 2004, due to lower mortgage origination and refinancing activities caused primarily by higher mortgage interest rates. Investment securities decreased $3,564,606, or 2.24%, because calls and maturities of debt securities were used in part to fund loan growth. Cash and cash equivalents increased $1,084,779, or 3.23%. Accrued interest receivable increased $269,896, or 4.80%. Also during this period, other assets increased $1,347,731, or 17.53%, increase in the other assets of the Bank, primarily due to a $1,081,266 increase in the deferred tax assets.

     Loans at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Real estate — Construction	$93,088,425	$90,175,534
Real estate — Mortgage	394,997,579	377,955,786
Commercial, financial and agricultural	219,108,419	211,476,974
Consumer	33,420,539	35,980,704
All other loans	1,333,788	1,206,202

	741,948,750	716,795,200
Deferred origination fees, net	(1,017,023)	(950,568)

Total loans	$740,931,727	$715,844,632

Mortgage loans held for sale	$20,820,881	$23,092,846

     Funding the asset growth was a combination of earnings retained and growth in deposits and borrowings. Deposits increased $9,441,196, or 1.28%, from December 31, 2003 to June 30, 2004. Noninterest-bearing demand deposits decreased $10,280,451, or 7.51%, over the same six month period, while interest-bearing demand deposits increased $32,209,031, or 13.53%, during the period. The increase in interest-bearing demand deposits reflected a $13,647,725, or 13.26%, increase in NOW account deposits and a $18,561,306, or 13.74%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried an aggressively competitive rate. Part of the growth in interest-bearing demand accounts appears to have been attributable to movement of funds by customers to demand accounts from time deposits in order to remain liquid in a rising rate environment. Savings deposits increased $1,431,470, or 5.51%, from December 31, 2003 to June 30, 2004. Time deposits decreased $13,918,854, or 4.17%, over the six month period, primarily for the reason cited above. The Company’s loan to deposit ratio was 99.52% as of June 30, 2004 compared to 97.38% as of December 31, 2003, while the Bank’s loan to deposit ratio was 94.74% compared to 94.06% when comparing the same dates.

     The Company has sources of funding in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2003 to June 30, 2004, such overnight borrowings increased $13,668,175, or 54.23%, reflecting an increase of $5,964,183, or 34.25%, in volumes of commercial paper and an increase of $7,703,992, or 98.91%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Other borrowings increased slightly, by less than 0.4%.

     Common stock outstanding decreased 134,200 shares, or 0.99%, from December 31, 2003 to June 30, 2004, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2003 through June 30, 2004, the Company repurchased 209,924 shares of its common stock at an average price of $20.23. Also from December 31, 2003 through June 30, 2004, the Company issued 75,724 shares of its common stock at an average price of $10.18 under its stock option plans. Earnings retained were $3,041,473 for the first six months of 2004, after paying cash dividends of $3,265,544. Accumulated other comprehensive income (loss), net of deferred income taxes, decreased $1,304,279, or 169.69%, from December 31, 2003 to June 30, 2004, primarily because the value of securities available for sale and reduced hedging activities as a result of declines in mortgages held for sale when interest rates on longer term bonds and mortgages rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2004 such unfunded commitments to extend credit were $123,937,615, while commitments in the form of standby letters of credit totaled $7,482,967.

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

     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell”

mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of June 30, 2004, Granite Mortgage held approximately $14,627,000 in open mortgage-backed security commitments with an estimated market value of approximately $14,643,000, an unrealized loss of approximately $16,000. For the quarterly period ended June 30, 2004, there were realized gains on hedged mortgage loan commitments of $22,068 and realized losses of $478,095 on commitments to sell mortgage-backed securities.

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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of June 30, 2004 and December 31, 2003 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At June 30, 2004, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $590,510,970, or 79.3% of the Bank’s total deposits, compared to $574,318,385, or 78.1% of the Bank’s total deposits as of December 31, 2003.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2004, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2004, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2004, the Bank had a line of credit totaling approximately $111,416,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $47,700,000 was outstanding and included in other borrowings and approximately $63,716,000 was remaining capacity to borrow.

     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2004, the line was secured by approximately $22,990,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of June 30, 2004 and December 31, 2003, this line of credit was $40,000,000 and $50,000,000, respectively.

On June 30, 2003, the Company obtained an unsecured three-year line of credit from one of the Bank’s correspondent banks to fund the cash portion of the consideration to be paid in the Company’s acquisition of First Commerce Corporation. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2004, the Company had not borrowed any funds against this line of credit because the Company had sufficient liquidity to pay the cash portion of the merger consideration.

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

Results of Operations
For the Three Month Period Ended June 30, 2004 Compared With
the Same Period in 2003 and for the Six Month Period Ended
June 30, 2004 Compared With the Same Period in 2003

     During the three month period ended June 30, 2004, the Company’s net income decreased 15.40% to $3,315,690 from the $3,919,157 earned in the same period of 2003. The decline resulted from continued narrower net interest spreads, lower mortgage origination income and higher overhead expenses associated with new banking offices opened or acquired in the last nine months of 2003. For essentially the same reasons, year-to-date net income was also lower. For the first six months of 2004, net income was $6,307,017, down $1,449,323, or 18.69%, from the $7,756,340 earned in the same year-to-date period of 2003. The year-to-date earnings also reflect the after-tax charge announced in the first quarter of approximately $294,000, or $0.02 per share, related to a contract payout of a former executive officer.

Net Interest Income for the Quarterly Periods

     During the three month period ended June 30, 2004, the Company’s net interest income increased $1,204,139, or 12.81%, compared to the three months ended June 30, 2003, primarily due to higher volumes of interest-earning assets and interest-bearing liabilities, including the assets and liabilities the Company added in its acquisition of First Commerce Corporation in July 2003. The acquisition added interest-earning assets of approximately $115,427,000 in loans and $27,241,000 in investment securities, and interest-bearing liabilities of approximately $102,656,000 in deposits and $27,561,000 in overnight and other borrowings. The Company’s net interest margin averaged 4.79% during the three month period compared to 5.28% during the same period in 2003. The acquisition of First Commerce contributed significantly to the decline in net interest margin in that the interest-earning assets acquired were at a net interest margin of slightly below 3.00%. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended June 30, 2004, interest income increased $1,603,052, or 13.28%, from the same period last year, primarily because of higher volumes of loan and investment assets added in the First Commerce acquisition, which were partially offset by lower interest income from mortgage banking activities. Interest and fees on loans and mortgage banking increased $1,288,559, or 12.05%, due to higher average volumes during the quarter. Yields on loans averaged 6.36% for the quarter, down from 7.10% for the same quarter last year. The prime lending rate during the three month period averaged 4.00% compared to 4.24% during the same period in 2003. Gross loans averaged $757,558,139 compared to $603,722,157 last year, an increase of $153,835,982, or 25.48%. Average loans of the Bank were $725,821,847 compared to $553,019,503 last year, an increase of $172,802,344, or 31.25%, while average loans of Granite Mortgage were $31,736,292 compared to $50,702,654 last year, a decrease of $18,966,362, or 37.41%, reflecting a higher mortgage rate environment during the second quarter of 2004. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Average securities and overnight investments were $162,013,251 compared to $137,671,682 last year, an increase of $24,341,569, or 17.68%. also due primarily to the acquisition of First Commerce.

     Interest expense increased $398,913, or 14.92%, primarily because of higher volumes of interest-bearing deposits and other borrowings mostly resulting from the deposits and borrowings acquired in the First Commerce Bank acquisition, which were partially offset by lower rates on interest-bearing liabilities. Overall, rates on interest-bearing deposits averaged 1.68% for the quarter, down from 1.94% for the same quarter last year. Total interest-bearing deposits averaged $610,495,987 compared to $480,556,832 last year, an increase of $129,939,155, or 27.04%. which was significantly attributable, in all deposit categories, to the interest-bearing deposits of approximately $102,656,000 acquired in the First Commerce transaction. Savings, NOW and money market deposits averaged $288,686,998 compared to $221,244,427 last year, an increase of $67,442,571, or 30.48%. of which approximately $25,398,000 was acquired from First Commerce. NOW account deposits averaged $115,382,962 compared to $90,837,865 last year, an increase of $24,545,097, or 27.02%. of which approximately $5,770,000 was acquired from First Commerce. Money market deposits averaged $145,566,289 compared to $104,534,895 last year, an increase of $41,031,394, or 39.25%. of which approximately $15,684,000 was acquired from First Commerce. Time deposits averaged $321,808,989 compared to $259,312,405 last year, an increase of $62,496,584, or 24.10%. of which approximately $77,259,000 was acquired from First Commerce, partially offset by declines in time deposits in the Bank’s other markets. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $101,603,704 compared to $71,626,032 last year, an increase of $29,977,672, or 41.85%, reflecting an increase of $31,772,788, or 224.92%, in average overnight and other borrowings of the Bank and an increase of $15,839,070, or 132.03%, in average overnight and other borrowings of the Corporation, partially offset by a decrease of $17,634,186, or 38.75%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. The Bank’s increase primarily reflects overnight and other borrowings of approximately $27,561,000 acquired from First Commerce. Overnight borrowings averaged $34,576,619 compared to $14,166,718 last year, an increase of $20,409,901, or 144.07%, reflecting an increase of $9,570,831, or 441.00%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $10,839,070, or 90.35%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $67,027,085 compared to $57,459,314 last year, an increase of $9,567,771, or 16.65%, reflecting an increase of $22,201,957, or 185.70%, in average borrowings of the Bank, partially offset by a decrease of $17,634,186, or 38.75%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

Net Interest Income for the Year-to-Date Periods

     For substantially the same reasons as during the second quarter, the Company’s net interest income increased $2,460,928, or 13.39%, during the six month period ended June 30, 2004 compared to the same period in 2003. The increase was primarily due to higher volumes of interest-earning assets and interest-bearing liabilities resulting from the Company’s July 2003 acquisition of First Commerce Bank. The acquisition caused interest-earning asset growth of approximately $115,427,000 in loans and $27,241,000 in investment securities and interest-bearing liability growth of approximately $102,656,000 in deposits and $27,561,000 in overnight and other borrowings. The Company’s net interest margin averaged 4.76% for the year-to-date period, down from 5.40% for the same period last year. The acquisition of First Commerce contributed significantly to the decline in net interest margin in that the interest-earning assets acquired were at a net interest margin of slightly below 3.00%. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     As was the case for the second quarter, higher volumes led to higher interest income and expense for the six month period ended June 30, 2004. During the first six months of 2004, interest income increased $3,551,855, or 15.15%, from the same period last year primarily because growth in interest income from higher volumes of interest-earning assets outpaced decreases in interest income due to lower rates on interest-earning assets. Interest and fees on loans and mortgage banking increased $2,979,582, or 14.48%, due to higher average volumes during the year-to-date period. Yields on loans averaged 6.33% for the year-to-date period, down from 7.12% for the same period last year. The prime rate during the six month period averaged 4.00% compared to 4.25% during the same period in 2003. Gross loans averaged $748,965,844 compared to $582,880,462 last year, an increase of $166,085,382, or 28.49%. Average loans of the Bank were $720,047,295 compared to $543,270,860 last year, an increase of $176,776,435, or 32.54%, while average loans of Granite Mortgage were $28,918,549 compared to $39,609,602 last year, a decrease of $10,691,053, or 26.99%, for the same reasons discussed above for the decrease in the second quarter. Interest on securities and overnight investments increased $572,273, or 20.02%, due to higher average volumes invested during the period. Average securities and overnight investments were $160,764,310 compared to $132,663,270 last year, an increase of $28,101,040, or 21.18%.

     Interest expense increased $1,090,927, or 21.56%, primarily because of increases resulting from higher volumes of interest-bearing deposits and other borrowings, including those acquired from First Commerce, which were partially offset by decreases in interest expense resulting from lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 1.69% for the year-to-date period, down from 1.94% for the same period last year. Interest-bearing deposits averaged $606,520,248 compared to $466,870,224 last year, an increase of $139,650,024, or 29.91%. Savings, NOW and money market deposits averaged $279,519,740 compared to $212,665,660 last year, an increase of $66,854,080, or 31.44%. NOW deposits averaged $111,233,645 compared to $89,303,636 last year, an increase of $21,930,009, or 24.56%. Money market deposits averaged $141,138,116 compared to $97,674,496 last year, an increase of $43,463,620, or 44.50%. Time deposits averaged $327,000,508 compared to $254,204,564 last year, an increase of $72,795,944, or 28.64%. Overnight borrowings averaged $34,523,711 compared to $15,738,117 last year, an increase of $18,785,594, or 119.36%, reflecting an increase of $10,469,025, or 297.04%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $8,316,569, or 68.09%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $64,219,154 compared to $46,671,271 last year, an increase of $17,547,883, or 37.60%. reflecting an increase of $22,190,443, or 185.26%, in average borrowings of the Bank and $5,000,000 of trust preferred debt securities acquired from First Commerce, partially offset by a decrease of $9,642,560, or 27.79%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the periods ended June 30, 2004 as compared to the twelve months ended December 31, 2003. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Catawba Valley region of the Company’s market area and the continued high levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $1,104,325 and $2,349,012 for the three and six month periods ended June 30, 2004, respectively, to provide for future losses related to uncollectible loans and to reflect the growth in the Company’s loan portfolio. The 2004 provisions for loan losses compared to $1,148,529 and $2,284,381, respectively, for the comparable periods in 2003. At June 30, 2004, the loan loss reserve was 1.63% of net loans outstanding compared to 1.53% as of December 31, 2003 and 1.59% at June 30, 2003. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarterly and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Allowance for loan losses, beginning of period	$11,583,215	$9,318,291	$10,798,897	$8,834,611

Net charge-offs:
Loans charged off:
Real estate	457,363	581,544	708,907	581,544
Commercial, financial and agricultural	159,653	730,591	216,346	1,371,743
Credit cards and related plans	9,220	11,003	11,668	20,608
Installment loans to individuals	218,167	253,819	407,127	327,851
Demand deposit overdraft program	75,455	101,304	131,591	177,269

Total charge-offs	919,858	1,678,261	1,475,639	2,479,015

Recoveries of loans previously charged off:
Real estate	22,193	—	22,543	2,600
Commercial, financial and agricultural	1,530	13,877	22,330	91,395
Credit cards and related plans	673	150	1,056	960
Installment loans to individuals	44,074	14,940	71,478	23,768
Demand deposit overdraft program	27,350	36,919	73,825	95,745

Total recoveries	95,820	65,886	191,232	214,468

Net charge-offs	824,038	1,612,375	1,284,407	2,264,547

Loss provisions charged to operations	1,104,325	1,148,529	2,349,012	2,284,381

Allowance for loan losses, end of period	$11,863,502	$8,854,445	$11,863,502	$8,854,445

Ratio of annualized net charge-offs during the period to average loans during the period	0.44%	1.07%	0.34%	0.78%
Allowance coverage of annualized net charge-offs	357.95%	136.54%	459.30%	194.43%
Allowance as a percentage of gross loans			1.60%	1.56%
Allowance as a percentage of net loans			1.63%	1.59%

     Though year-to-date charge-offs through June 30, 2004 were lower than those in the same period of 2003, the economic signals in the Company’s Catawba Valley market area were somewhat mixed as reflected in the Company’s levels of charge-offs, loans with higher risk grades and nonperforming loans. In the second quarter of 2004, the Company charged off $919,858, a decrease of $758,403 over the comparable period in 2003. Charge-offs for the 2004 quarterly period included $457,363 in real estate loans and $218,167 in installment loans that were in default. For the six months ended June 30, 2004, charge-offs were $1,475,369 compared to $2,479,015 for the first six months of 2003. Charge-offs for the 2004 year-to-date period included $708,907 in real estate loans and $407,127 in installment loans that were in default. The effects of a lingering recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled approximately $14,225,000 at June 30, 2004 as compared with $12,046,000 and $9,235,000 at December 31, 2003 and June 30, 2003, respectively. Some portions of the Catawba Valley economy are beginning to show signs of growth and new markets added through the acquisition of First Commerce and newly opened banking offices should help diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to its former strength.

     Nonperforming assets at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Nonperforming assets:
Nonaccrual loans	$4,192,079	$8,114,914
Loans past due 90 days or more and still accruing interest	6,273,696	3,217,879

Total nonperforming loans	10,465,775	11,332,793
Foreclosed properties	1,461,977	1,775,237

Total nonperforming assets	$11,927,752	$13,108,030

Nonperforming loans to total loans	1.41%	1.58%
Allowance coverage of nonperforming loans	113.36%	78.13%
Nonperforming assets to total assets	1.20%	1.35%

     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarter that would have been recorded was approximately $78,000, while the interest income recognized on such loans was approximately $2,000 for the quarter. For the year-to-date periods, $157,000 in interest income would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized was

     The Company’s investment in impaired loans at June 30, 2004 and December 31, 2003 was as follows:

	June 30,	December 31,
	2004	2003
Investment in impaired loans:
Impaired loans still accruing interest	$3,121,853	$3,114,083
Accrued interest on accruing impaired loans	90,288	90,445
Impaired loans not accruing interest	4,192,079	8,114,914
Accrued interest on nonaccruing impaired loans	147,882	215,420

Total investment in impaired loans	$7,552,102	$11,534,862

Loan loss allowance related to impaired loans	$2,996,543	$2,412,365

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

     When comparing June 30, 2004 with June 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7,552,102 ($4,339,961 of which was on a non-accrual basis) and $6,163,893 ($4,181,429 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2004 and 2003 was not significantly different from the balance at June 30, 2004 and 2003, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,996,543 and $1,701,633 at June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the Company recognized interest income on those impaired loans of approximately $238,170 and $238,597, respectively.

Noninterest Income and Expenses for the Quarterly Periods

      For the quarter ended June 30, 2004, total noninterest income was $2,875,142, down $942,113, or 24.68%, from $3,817,255 earned in the same period of 2003, primarily because of lower fees from mortgage originations. Mortgage origination fee income was $979,852 for the second quarter of 2004, down $974,638, or 49.87%, from $1,954,490 earned in the same period of 2003. As mortgage rates rose, beginning in late 2003, profitability from mortgage origination activity dropped dramatically and continued at lower levels throughout the second quarter of 2004 as origination volumes had to be priced more competitively to maintain origination volumes. The rising rates also reduced income from gains realized on mortgages sold during the period. Mortgage loans originated during the three months ended June 30, 2004 and 2003 were $86,103,746 and $82,744,931, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. There were no significant gains or losses on sales of securities in the second quarter of 2004 or 2003.

     Second quarter 2004 noninterest expenses, or overhead, totaled $7,475,157, up $1,338,932, or 21.82%, from $6,136,225 in the same quarter of 2003, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $5,538,047 for the second quarter of 2004, an increase of $1,702,219, or 44.38%, over the costs of $3,835,828 for the second quarter of 2003. Of the $1,702,219 increase, approximately $832,000 reflected the overhead costs of the Bank’s six new banking offices and one new loan production office, all of which were opened or acquired in the last three quarters of 2003, while approximately $485,000 and $328,000 were related to personnel and other noninterest costs, respectively, of the Bank’s pre-expansion banking offices.

     Personnel costs, the largest of the overhead expenses, were $4,568,939 during the quarter, up $542,897, or 13.48%, from $4,026,042 in 2003. Of the $542,897 increase in personnel costs, $945,294 were related to increased personnel costs related to banking operations, partially offset by a $402,397 decrease in personnel costs related to mortgage operations. The $945,294 increase in the Bank’s personnel costs included approximately $460,000 in personnel costs related to the six new banking offices and one new loan production office added since the first quarter of 2003 and approximately $485,000 in the personnel costs of the Bank’s pre-expansion offices. Salaries and wages were $3,670,158 during the quarter, up $183,707, or 5.27%, from $3,486,451 in 2003, while employee benefits were $898,781, up $359,190, or 66.57%, compared to $539,591 in the second quarter of 2003. Bank salaries rose $594,156 or 32.05%, while mortgage-related salaries fell $410,449 or 25.14%. The Bank’s employee benefits increased $351,138 primarily due to a $301,326 increase in the expense accrued for profit sharing contributions.

     Noninterest expenses other than for personnel increased $796,035, or 37.72%, to $2,906,218 during the quarter from $2,110,183 incurred in the same period of 2003. Of the $796,035 increase, the Bank’s nonpersonned costs increased by $756,925, while Granite Mortgage’s nonpersonnel costs increased by $21,539. Banking offices opened or acquired since the first quarter of 2003 accounted for approximately $372,000 of the Bank’s increase, while $385,000 was related to higher nonpersonnel expenses in the Bank’s pre-expansion banking offices. Occupancy expenses for the quarter were $399,158, up $138,482, or 53.12%, from $260,676 in the same period of 2003. Equipment expenses were $492,684 during the second quarter, up $151,732, or 44.50%, from $340,952 in the same period of 2003. Second quarter other noninterest expenses were $2,014,376 in 2004, up $505,821, or 33.53%, from $1,508,555 in the same quarter a year ago, primarily due to a $493,001 increase in the other noninterest costs of the Bank. Income tax expense was $1,584,863 for the quarter, down $429,235, or 21.31%, from $2,014,098 for the 2003 second quarter, due primarily to lower taxable income. The effective tax rates were 32.34% and 33.95% for the second quarters of 2004 and 2003, respectively.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the six months ended June 30, 2004, total noninterest income was $5,523,690, down $1,626,770, or 22.75%, from $7,150,460 earned in the first six months of 2003. primarily because of lower fees on mortgage originations. Fees on deposit accounts were $2,580,504 during the first six months of 2004, down $190,558, or 6.88%, from $2,771,062 in the same period of 2003. Also for the year-to-date period, other service fees and commissions were $418,404, down $26,869, or 6.03%, from $445,273 in 2003. Mortgage origination fee income was $1,906,557 for the first two quarters of 2004, down $1,508,604, or 44.17%, from $3,415,161 earned in the same period of 2003. As was the case for the quarter, the rise in mortgage rates that began in the fourth quarter of 2003 decreased both the levels of mortgage origination activity and the profitability of mortgages originated, which continued throughout the 2004 year-to-date period. Mortgage loans originated during the six months ended June 30, 2004 and 2003 were $148,082,414 and $224,337,864, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Also included in other service fees was fee income from sales of annuities of $114,780 for 2004, up $5,804, or 5.33%, from $108,976 earned in the same period of 2003. There were no significant gains or losses on sales of securities in the year-to-date periods of 2004 or 2003. Other noninterest income was $603,878 during the six months ended June 30, 2004, up $97,282, or 19.20%, from $506,596 in the same period of 2003.

     Total noninterest expenses were $14,683,217 during the first six months of 2004, up $3,176,570, or 27.61%, from $11,506,647 in the same period of 2003. As was the case for the second quarter, the year-to-date changes in the various overhead categories included increased overhead costs associated with banking operations, partially offset by decreases in overhead costs associated with the slowdown in mortgage origination activities. The Bank’s overhead costs were $11,139,541 for the second quarter of 2004, an increase of $3,567,129, or 47.11%, over the costs of $7,572,412 for the second quarter of 2003. Of the $3,567,129 increase, approximately $1,865,000 reflected the overhead costs of the Bank’s six new banking offices and one new loan production office, all of which were opened or acquired in the last three quarters of 2003, and approximately $490,000 was a personnel charge related to the departure of a former executive officer.

     Total personnel costs, the largest of the overhead expenses, were $9,388,409 during the first six months of 2004, up $1,766,407, or 23.18%, from $7,622,002 in the same period of 2003. Included in the change in personnel costs was an increase of $1,259,946 in salaries and an increase of $506,461 in employee benefits. Also, $2,257,240 of the increase in personnel costs were related to banking operations, which were partially offset by a $490,833 decrease related to mortgage operations. The $2,257,240 increase in the Bank’s personnel costs included approximately $1,085,000 in personnel costs related to the six new banking offices and one new loan production office added since the first quarter of 2003 and approximately $490,000 in nonrecurring personnel costs related to the departure of a former executive officer. Salaries and wages were $7,619,174 during the first six months of 2004, up $1,259,946, or 19.81%, from $6,359,228 in the same period of 2003. The increase in salaries and wages consisted of $1,769,812 related to banking operations, partially offset by a decrease of $509,866 related to mortgage operations. Employee benefits were $1,769,235, up $506,461, or 40.11%, from $1,262,774. Of this increase, $487,428 were related to banking operations and $19,033 were related to mortgage operations.

Noninterest expenses, other than for personnel, increased $1,410,163, or 36.30%, to $5,294,808 during the first six months of 2004 from the $3,884,645 incurred in the same period of 2003. Of the $1,410,163 increase, the Bank’s nonpersonnel costs increased $1,309,889, while Granite Mortgage’s nonpersonnel costs increased $28,621. Banking offices opened or acquired since the first quarter of 2003 accounted for approximately $780,000 of the Bank’s increase. Year-to-date occupancy expenses were $834,957, up $336,498, or 67.51%, from $498,459 in 2003, and equipment expenses were $895,395, up $296,174, or 49.43%, from $599,221 in the same year-to-date period of 2003. Occupancy and equipment expenses increased approximately $417,000 due to the new banking offices added in the last three quarters of 2003. Other noninterest expenses were $3,564,456 for the six months ended June 30, 2004, up $777,491, or 27.90%, from $2,786,965 in the same period of 2003. Of the $777,491 increase in other noninterest expenses, $741,363 were related to banking operations, including approximately $363,000 in the new banking offices, while $35,525 were related to mortgage operations. Year-to-date income tax expense was $3,021,846 in 2004, down $957,720, or 24.07%, from $3,979,566 in 2003. The year-to-date effective tax rates were 32.39% and 33.91% for 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Financial Statements.”

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

Disclosures About Forward Looking Statements

     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of the Company’s customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions.

Part II — Other Information

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended June 30, 2004 are set forth below.

					(c) Total	(d) Maximum
					Number of	Approximate
					Shares	Dollar Value
					Purchased	of Shares
			(a) Total	(b) Average	as Part of	that May Yet
Period			Number of	Price	Publicly	be Purchased
			Shares	Paid per	Announced	Under the
Beginning	Ending		Purchased	Share	Programs (1)	Programs (2)
Apr 1, 2004	Apr 30, 2004		31,252	$19.99	31,252	$7,690,839 (3)
May 1, 2004	May 31, 2004		37,582	19.33	37,582	6,964,323 (3)
Jun 1, 2004	Jun 30, 2004		48,213	19.72	48,213	6,228,118 (3)

		Totals	117,047	$19.67	117,047

(1)	For the three months ended June 30, 2004, 117,047 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 announced February 12, 2004.

Item 4 — Submission of Matters to a Vote of Security Holders

     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 26, 2004:

Proposal 1. To consider the election of seven persons named as director/nominees in the Proxy Statement dated March 19, 2004.

John N. Bray	FOR	11,295,188	WITHHELD	106,832
Paul M. Fleetwood, III	FOR	11,285,232	WITHHELD	116,788
John A. Forlines, Jr.	FOR	11,290,552	WITHHELD	111,468
Barbara F. Freiman	FOR	11,243,581	WITHHELD	158,439
Hugh R. Gaither	FOR	11,275,449	WITHHELD	126,570
James Y. Preston	FOR	11,225,198	WITHHELD	176,822
Charles M. Snipes	FOR	11,294,053	WITHHELD	107,967
Boyd C. Wilson, Jr., CPA	FOR	11,297,363	WITHHELD	104,657

Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004.

FOR	11,335,673	AGAINST	37,084	ABSTAIN	29,262

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

	4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

	4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

	10.1	Change of Control Agreement, dated June 22, 2004, between the Company and R. Scott Anderson

	11.	Schedule of Computation of Net Income Per Share The information required by this item is set forth under Item 1 of Part I, Note 2

	31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 12, 2004, the Company filed a report on Form 8-K regarding its April 12, 2004 news release in which it announced its earnings for the quarter ended March 31, 2004. The full text of the Company’s news release dated April 12, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

On April 26, 2004, the Company filed a report on Form 8-K regarding its April 26, 2004 news release in which it announced the results of its Annual Meeting of Shareholders and to announce the retirement plans of its Chairman and Chief Executive Officer. The full text of the Company’s news release dated April 26, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: August 4, 2004	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit Index

		Begins
		on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Change of Control Agreement between the Company and R. Scott Anderson	38

11	Schedule of Computation of Net Income Per Share	**

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	43

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	44

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2