Form 10-Q
period 2004-09-30
BANK OF GRANITE CORP
filed 2004-11-08
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period September 30, 2004

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

Common stock, $1 par value
13,364,032 shares outstanding as of October 31, 2004

Exhibit Index begins on page 38

Index

Begins
on Page
Part I — Financial Information
Item 1. Financial Statements:
Consolidated Condensed Balance Sheets September 30, 2004 and December 31, 2003	3
Consolidated Condensed Statements of Income Three Months Ended September 30, 2004 and 2003 And Nine Months Ended September 30, 2004 and 2003	4
Consolidated Condensed Statements of Comprehensive Income Three Months Ended September 30, 2004 and 2003 And Nine Months Ended September 30, 2004 and 2003	5
Consolidated Condensed Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2004 and 2003	6
Consolidated Condensed Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003	7
Notes to Consolidated Condensed Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits and Reports on Form 8-K	35
Signatures	37
Exhibit Index	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements

Bank of Granite Corporation

Consolidated Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$25,727,610	$29,492,515
Interest-bearing deposits	6,362,021	4,103,319

Total cash and cash equivalents	32,089,631	33,595,834

Investment securities:
Available for sale, at fair value	103,889,703	97,666,795
Held to maturity, at amortized cost	51,567,126	61,769,566
Loans	753,334,505	715,844,632
Allowance for loan losses	(12,801,328)	(10,798,897)

Net loans	740,533,177	705,045,735

Mortgage loans held for sale	21,393,405	23,092,846

Premises and equipment, net	12,850,976	12,218,566
Accrued interest receivable	6,505,991	5,620,834
Investment in bank owned life insurance	15,113,264	13,360,278
Intangible assets	11,337,043	11,420,092
Other assets	8,725,840	7,592,181

Total assets	$1,004,006,156	$971,382,727

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$144,648,498	$136,978,161
NOW accounts	122,301,135	102,932,609
Money market accounts	166,110,550	135,045,811
Savings accounts	27,090,081	25,977,333
Time deposits of $100,000 or more	148,257,060	160,780,970
Other time deposits	164,264,903	173,384,471

Total deposits	772,672,227	735,099,355
Overnight borrowings	23,955,759	25,205,171
Other borrowings	60,533,315	65,294,540
Accrued interest payable	1,234,579	1,296,539
Other liabilities	4,617,446	2,672,023

Total liabilities	863,013,326	829,567,628

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 15,076,942 shares in 2004 and 14,993,493 shares in 2003 Outstanding - 13,382,150 shares in 2004 and 13,600,182 shares in 2003	15,076,942	14,993,493
Capital surplus	32,308,794	31,497,057
Retained earnings	123,625,218	119,081,744
Accumulated other comprehensive income, net of deferred income taxes	527,533	768,645
Less: Cost of common stock in treasury; 1,694,792 shares in 2004 and 1,393,311 shares in 2003	(30,545,657)	(24,525,840)

Total shareholders’ equity	140,992,830	141,815,099

Total liabilities and shareholders’ equity	$1,004,006,156	$971,382,727

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Income
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees from loans	$11,048,885	$10,206,814	$32,466,173	$28,078,919
Interest and fees from mortgage banking	1,054,305	1,839,981	3,195,931	4,547,208
Federal funds sold	5,151	40,409	5,974	84,190
Interest-bearing deposits	26,512	19,092	49,445	61,740
Investments:
U.S. Treasury	43,122	25,779	129,386	25,779
U.S. Government agencies	811,467	699,702	2,386,579	1,864,889
States and political subdivisions	596,750	685,510	1,906,210	2,110,913
Other	193,215	165,622	628,988	346,695

Total interest income	13,779,407	13,682,909	40,768,686	37,120,333

Interest expense:
Time deposits of $100,000 or more	865,345	994,498	2,716,348	2,510,463
Other deposits	1,815,516	1,592,807	5,062,948	4,565,057
Overnight borrowings	90,230	52,641	295,447	159,772
Other borrowings	487,874	533,342	1,336,099	998,946

Total interest expense	3,258,965	3,173,288	9,410,842	8,234,238

Net interest income	10,520,442	10,509,621	31,357,844	28,886,095
Provision for loan losses	1,677,889	1,139,250	4,026,901	3,423,631

Net interest income after provision for loan losses	8,842,553	9,370,371	27,330,943	25,462,464

Other income:
Service charges on deposit accounts	1,423,633	1,402,915	4,004,137	4,173,977
Other service charges, fees and commissions	199,512	251,066	617,916	696,339
Mortgage banking income	923,600	2,408,487	2,830,157	5,823,648
Securities gains	—	297	14,347	12,665
Other	303,301	220,923	907,179	727,519

Total other income	2,850,046	4,283,688	8,373,736	11,434,148

Other expenses:
Salaries and wages	3,514,359	3,991,940	11,133,533	10,351,168
Employee benefits	804,367	586,163	2,573,602	1,848,937
Occupancy expense, net	424,226	344,625	1,259,183	843,084
Equipment expense	529,457	377,465	1,424,852	976,686
Other	1,803,565	1,870,113	5,368,021	4,657,078

Total other expenses	7,075,974	7,170,306	21,759,191	18,676,953

Income before income taxes	4,616,625	6,483,753	13,945,488	18,219,659
Income taxes	1,498,707	2,252,662	4,520,553	6,232,228

Net income	$3,117,918	$4,231,091	$9,424,935	$11,987,431

Per share amounts:
Net income — Basic	$0.23	$0.31	$0.70	$0.90
Net income — Diluted	0.23	0.31	0.69	0.89
Cash dividends	0.12	0.12	0.36	0.34
Book value			10.54	10.37

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of
Comprehensive Income
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$3,117,918	$4,231,091	$9,424,935	$11,987,431

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	1,798,750	(868,997)	(386,816)	(403,990)
Less: Reclassification adjustments for securities gains included in net income	—	297	—	12,665
Unrealized losses on mortgage derivative instruments	(30,723)	(405,023)	(14,565)	(25,010)

Other comprehensive income (loss), before tax	1,768,027	(1,274,317)	(401,381)	(441,665)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	717,247	(346,630)	(154,249)	(166,137)
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(12,387)	(162,008)	(6,020)	(10,004)

Other comprehensive income (loss), net of tax	1,063,167	(765,679)	(241,112)	(265,524)

Comprehensive income	$4,181,085	$3,465,412	$9,183,823	$11,721,907

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Changes in
Shareholders’ Equity (unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Common stock, $1 par value
At beginning of period	$14,993,493	$14,420,986
Par value of shares issued under stock option plans	83,449	559,899

At end of period	15,076,942	14,980,885

Capital surplus
At beginning of period	31,497,057	20,694,133
Surplus of shares issued under stock option plans	811,737	10,567,619

At end of period	32,308,794	31,261,752

Retained earnings
At beginning of period	119,081,744	109,982,826
Net income	9,424,935	11,987,431
Cash dividends paid	(4,881,461)	(4,567,662)

At end of period	123,625,218	117,402,595

Accumulated other comprehensive income, net of deferred income taxes
At beginning of period	768,645	995,539
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(232,567)	(250,518)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(8,545)	(15,006)

At end of period	527,533	730,015

Cost of common stock in treasury
At beginning of period	(24,525,840)	(18,650,642)
Cost of common stock repurchased	(6,019,817)	(3,962,561)

At end of period	(30,545,657)	(22,613,203)

Total shareholders’ equity	$140,992,830	$141,762,044

Shares issued
At beginning of period	14,993,493	14,420,986
Shares issued under stock option plans	83,449	559,899

At end of period	15,076,942	14,980,885

Common shares in treasury
At beginning of period	(1,393,311)	(1,087,312)
Common shares repurchased	(301,481)	(220,172)

At end of period	(1,694,792)	(1,307,484)

Total shares outstanding	13,382,150	13,673,401

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$9,424,935	$11,987,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	967,060	641,251
Provision for loan loss	4,026,901	3,423,631
Investment security premium amortization, net	375,883	298,536
Acquisition discount accretion, net	(167,186)	(100,944)
Deferred income taxes	(893,418)	(85,769)
Gains on sales or calls of securities available for sale	—	(2,278)
Gains on calls of securities held to maturity	(14,347)	(9,965)
Net decrease (increase) in mortgage loans held for sale	1,684,876	(5,439,328)
Gains on disposal or sale of equipment	(1,500)	(38,255)
Losses (gains) on disposal or sale of other real estate	(77,310)	33,858
Increase in taxes payable	1,086,990	55,160
Increase in accrued interest receivable	(885,157)	(581,539)
Decrease in accrued interest payable	(61,960)	(327,113)
Increase in cash surrender value of bank owned life insurance	(437,986)	(314,573)
Increase in other assets	(746,453)	(2,189,746)
Increase (decrease) in other liabilities	858,433	(2,159,461)

Net cash provided by operating activities	15,139,761	5,190,896

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	18,034,015	22,932,567
Proceeds from maturities, calls and paydowns of securities held to maturity	10,161,475	10,549,425
Proceeds from sales of securities available for sale	4,530,000	812,635
Purchase of securities available for sale	(29,494,310)	(41,848,998)
Net increase in loans	(39,776,722)	(48,998,095)
Investment in bank owned life insurance	(1,315,000)	—
Capital expenditures	(1,599,470)	(1,412,647)
Proceeds from sale of fixed assets	1,500	235,909
Proceeds from sale of other real estate	743,791	243,854
Cash received in acquisition, net of cash paid	—	13,272,682

Net cash used in investing activities	(38,714,721)	(44,212,668)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	59,216,350	37,514,254
Net increase (decrease) in time deposits	(21,192,362)	11,522,294
Net increase (decrease) in overnight borrowings	(1,249,412)	1,000,549
Net increase (decrease) in other borrowings	(4,699,727)	4,617,030
Net proceeds from shares issued under stock option plans	895,186	166,834
Dividends paid	(4,881,461)	(4,567,662)
Purchases of common stock for treasury	(6,019,817)	(3,962,561)

Net cash provided by financing activities	22,068,757	46,290,738

Net increase (decrease) in cash equivalents	(1,506,203)	7,268,966
Cash and cash equivalents at beginning of period	33,595,834	33,384,612

Cash and cash equivalents at end of period	$32,089,631	$40,653,578

See notes to consolidated condensed financial statements.

(continued on next page)

Bank of Granite Corporation

Consolidated Condensed Statements of Cash Flows
(unaudited) — (concluded)

	Nine Months
	Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,213,837	$8,120,227
Income taxes	4,562,975	6,521,025
Noncash investing and financing activities:
Transfer from loans to other real estate owned	779,499	2,134,038

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements
September 30, 2004
(unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 30, 2004, the consolidated condensed statements of income and of comprehensive income for the three and nine month periods ended September 30, 2004 and 2003, and the consolidated condensed statements of changes in shareholders’ equity and of cash flows for the nine month periods ended September 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.

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

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2004.

2. EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in shares)	2004	2003	2004	2003
Weighted average shares outstanding	13,426,381	13,617,019	13,523,453	13,369,884
Potentially dilutive effect of stock options	42,076	75,391	49,878	67,136

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,468,457	13,692,410	13,573,331	13,437,020

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2004
(unaudited)

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$120,888,885	$120,746,272
Letters of credit	5,438,680	6,133,695
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$17,510,044	$16,032,147

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
September 30, 2004
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported	$3,117,918	$4,231,091	$9,424,935	$11,987,431
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,265)	(12,893)	(30,794)	(38,680)

Pro forma net income	$3,107,653	$4,218,198	$9,394,141	$11,948,751

Net income per share as reported - Basic	$0.23	$0.31	$0.70	$0.90
- Diluted	0.23	0.31	0.69	0.89
Pro forma net income per share - Basic	0.23	0.31	0.69	0.89
- Diluted	0.23	0.31	0.69	0.89

The Company computes its estimate of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	2004	2003
Option value, aggregate	$6.00	$8.52
Risk-free rate	3.45%	3.35%
Average expected term (years)	5.6 years	6.1 years
Expected volatility	41.04%	43.35%
Expected dividend yield	2.61%	2.56%
Expected turnover	8.96%	7.91%

5. GOODWILL AND INTANGIBLE ASSETS

During 2003, the Company’s acquisition of First Commerce Corporation generated goodwill of $10,847,355 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with fininte useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $489,688, net of accumulated amortization of $140,325, as of September 30, 2004. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $83,049 for the nine month period ended September 30, 2004. Annual expense is expected to range from approximately $109,000 in 2004 to $63,000 in 2008.

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2004
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

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2004
(unaudited)

The following table presents selected financial information for reportable business segments for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
COMMUNITY BANKING
Net interest income	$9,728,146	$8,989,522	$28,794,300	$24,952,181
Provision for loan losses	1,675,889	1,139,250	4,024,901	3,423,631
Noninterest income	1,926,446	1,877,955	5,543,579	5,625,613
Noninterest expense	5,401,548	4,606,421	16,541,089	12,178,833
Income before income taxes	4,577,155	5,121,806	13,771,889	14,975,330
Net income	3,160,090	3,455,120	9,508,939	10,110,396
Identifiable segment assets	966,136,320	921,282,054	966,136,320	921,282,054
MORTGAGE BANKING
Net interest income	$859,037	$1,553,271	$2,747,342	$3,908,734
Provision for loan losses	2,000	—	2,000	—
Noninterest income	923,600	2,408,487	2,830,157	5,823,648
Noninterest expense	1,576,547	2,496,988	4,931,634	6,314,287
Income before income taxes	204,090	1,464,770	643,865	3,418,095
Net income	122,448	878,794	386,262	2,050,801
Identifiable segment assets	33,003,146	45,685,436	33,003,146	45,685,436
ALL OTHER
Net interest income (expense)	$(66,741)	$(33,172)	$(183,798)	$25,180
Provision for loan losses	—	—	—	—
Noninterest income	—	(2,754)	—	(15,113)
Noninterest expense	97,879	66,897	286,468	183,833
Loss before income taxes	(164,620)	(102,823)	(470,266)	(173,766)
Net loss	(164,620)	(102,823)	(470,266)	(173,766)
Identifiable segment assets	4,866,690	4,676,764	4,866,690	4,676,764
TOTAL SEGMENTS
Net interest income	$10,520,442	$10,509,621	$31,357,844	$28,886,095
Provision for loan losses	1,677,889	1,139,250	4,026,901	3,423,631
Noninterest income	2,850,046	4,283,688	8,373,736	11,434,148
Noninterest expense	7,075,974	7,170,306	21,759,191	18,676,953
Income before income taxes	4,616,625	6,483,753	13,945,488	18,219,659
Net income	3,117,918	4,231,091	9,424,935	11,987,431
Identifiable segment assets	1,004,006,156	971,644,254	1,004,006,156	971,644,254

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2004
(unaudited)

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

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investmen investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of September 30, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

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

     The Company’s primary derivative transactions involve cash flow hedges. See “Liquidity, Interest Rate Sensitivity and Market Risks” below. In a cash flow hedge, the effective portion of the changes in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

     The Company formally documents the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before undertaking the hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and changes in fair value are included in the statement of income.

Changes in Financial Condition

September 30, 2004 Compared With December 31, 2003

     Total assets increased $32,623,429, or 3.36%, from December 31, 2003 to September 30, 2004. Earning assets increased $34,069,602, or 3.78%, over the same nine month period. As reflected in the table below, loans, the largest earning asset, increased $37,489,873, or 5.24%, over the same period, primarily because of a $33,839,621 increase as of September 30, 2004 in loans of the Bank and a $3,650,252 increase in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $1,699,441, or 7.36%, as of September 30, 2004, due to lower mortgage origination and refinancing activities primarily because of higher mortgage interest rates. Investment securities decreased $3,979,532, or 2.50%, because calls and maturities of debt securities were used in part to fund loan growth. Cash and cash equivalents decreased $1,506,203, or 4.48%. Accrued interest receivable increased $885,157, or 15.75%. Also during this period, other assets increased $1,133,659, or 14.93%, primarily due to a $941,374, or 26.75% increase in the deferred tax assets of the Bank.

     Loans at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Real estate — Construction	$95,865,768	$90,175,534
Real estate — Mortgage	402,749,046	377,955,786
Commercial, financial and agricultural	222,677,270	211,476,974
Consumer	31,505,790	35,980,704
All other loans	1,579,486	1,206,202

	754,377,360	716,795,200
Deferred origination fees, net	(1,042,855)	(950,568)

Total loans	$753,334,505	$715,844,632

Mortgage loans held for sale	$21,393,405	$23,092,846

     Funding the asset growth was a combination of earnings retained and growth in deposits and borrowings. Deposits increased $37,572,872, or 5.11%, from December 31, 2003 to September 30, 2004. Noninterest-bearing demand deposits increased $7,670,337, or 5.60%, over the same nine month period, while interest-bearing demand deposits increased $50,433,265, or 21.19%, over the same nine month period. The increase in interest-bearing demand deposits reflected a $19,368,526, or 18.82%, increase in NOW account deposits and a $31,064,739, or 23%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried an aggressively competitive rate. Part of the growth in interest-bearing demand accounts was attributable to the movement of funds by customers to demand accounts from time deposits in an apparent effort to remain liquid in a rising rate environment. Savings deposits increased $1,112,748, or 4.28%, from December 31, 2003 to September 30, 2004. Time deposits decreased $21,643,478, or 6.48%, over the nine month period. Time deposits greater than $100,000 decreased $12,523,910, or 7.79%, while other time deposits decreased $9,119,568, or 5.26%. primarily for the reason cited above. The Company’s loan to deposit ratio was 97.50% as of September 30, 2004 compared to 101.83% as of December 31, 2003, while the Bank’s loan to deposit ratio was 93.05% compared to 94.06% when comparing the same dates.

     The Company has sources of funding in addition to deposits, in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2003 to September 30, 2004, such overnight borrowings decreased $1,249,412, or 4.96%, reflecting a decrease of $5,645,065, or 72.47%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, substantially offset by an increase of $4,395,653, or 25.24%, in volumes of commercial paper. Other borrowings increased $4,761,225, or 7.29%, reflecting an increase in the Bank’s other borrowings.

     Common stock outstanding decreased 218,032 shares, or 1.60%, from December 31, 2003 to September 30, 2004, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2003 through September 30, 2004, the Company issued 83,449 shares of its common stock at an average price of $10.73 under its stock option plans. Also from December 31, 2003 through September 30, 2004, the Company repurchased 301,481 shares of its common stock at an average price of $19.97. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Earnings retained were $4,543,474 for the first nine months of 2004, after paying cash dividends of $4,881,461. Accumulated other comprehensive income, net of deferred income taxes, decreased $241,112, or 31.37%, from December 31, 2003 to September 30, 2004, primarily because the value of securities available for sale and mortgages held for sale declined as interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2004 such unfunded commitments to extend credit were $120,888,885, while commitments in the form of standby letters of credit totaled $5,438,680. The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the Nasdaq Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell”

mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of September 30, 2004, Granite Mortgage held approximately $17,510,000 in open mortgage-backed security commitments with an estimated market value of approximately $17,495,000, an unrealized loss of approximately $15,000. For the quarterly period ended September 30, 2004, there were realized losses on hedged mortgage loan commitments of $170,000 and realized losses of $139,000 on commitments to sell mortgage-backed securities.

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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors, though such obligations and the related lease expenses were not material to the Company’s financial condition as of September 30, 2004 and December 31, 2003 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of on-going stable consumer and commercial banking relationships. At September 30, 2004, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $624,415,167, or 80.8% of the Bank’s total deposits, compared to $574,318,385, or 78.1% of the Bank’s total deposits as of December 31, 2003.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2004, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2004, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2004, the Bank had a line of credit totaling approximately $112,777,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $29,000,000 was outstanding and included in other borrowings and approximately $83,777,000 was remaining capacity to borrow.

     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2004, the line was secured by approximately $23,735,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of September 30, 2004 and December 31, 2003, this line of credit was $40,000,000 and $50,000,000, respectively.

     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2006 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2004, the Company had not borrowed any funds against this line of credit.

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

Results of Operations

For the Three Month Period Ended September 30, 2004 Compared With
the Same Period in 2003 and for the Nine Month Period Ended
September 30, 2004 Compared With the Same Period in 2003

     During the three month period ended September 30, 2004, the Company’s net income decreased 26.31% to $3,117,918 from the $4,231,091 earned in the same period of 2003. The decline resulted from lower mortgage origination income, continued narrower net interest margins and higher overhead expenses associated with new banking offices opened or acquired over the last 18 months. For essentially the same reasons, year-to-date net income was also lower. For the first nine months of 2004, net income was $9,424,935, down $2,562,496, or 21.38%, from the $11,987,431 earned in the same year-to-date period of 2003. The year-to-date earnings also reflect the after-tax charge announced in the first quarter of approximately $294,000, or $0.02 per share, related to a contract payout of a former executive officer.

Net Interest Income for the Quarterly Periods

     During the three month period ended September 30, 2004, the Company’s net interest income increased slightly by $10,821, or 0.10%, compared to the three months ended September 30, 2003, primarily due to the Company’s growth in rate-sensitive assets and liabilities being offset by declining loan yields and rising funding costs. Although loan volumes grew, the growth occurred primarily in the Bank’s newer market areas where competitive pressures resulted in lower profit margins on loans. The Company’s net interest margin averaged 4.62% during the three month period compared to 4.82% during the same period in 2003. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended September 30, 2004, interest income increased $96,498, or 0.71%, from the same period last year, primarily because higher volumes of loan and investment assets were mostly offset by reduced interest income due to lower yields on loans and lower volumes of mortgages originated during the period. As discussed above, the loan growth occurred in the Bank’s more competitive newer markets. Interest and fees on loans increased $842,071, or 8.25%, while mortgage interest and fees declined $785,676, or 42.70%, due to higher mortgage rates during the quarter and a resulting decline in mortgage originations. Yields on loans averaged 6.27% for the quarter, down from 6.64% for the same quarter last year, even though the prime lending rate during the three month period averaged 4.32% compared to 4.06% during the same period in 2003. Gross loans averaged $768,106,984 compared to $719,344,132 last year, an increase of $48,762,852, or 6.78%. Average loans of the Bank were $735,997,791 compared to $664,057,961 last year, an increase of $71,939,830, or 10.83%, while average loans of Granite Mortgage were $32,109,193 compared to $55,286,171 last year, a decrease of $23,176,978, or 41.92%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.

     Interest expense increased $85,677, or 2.70%, primarily because of higher volumes of interest-bearing deposits and other borrowings, partially offset by lower rates on interest-bearing liabilities. Overall, rates on interest-bearing deposits averaged 1.69% for the quarter, down from 1.75% for the same quarter last year. Total interest-bearing deposits averaged $630,050,931 compared to $586,021,023 last year, an increase of $44,029,908, or 7.51%. NOW account deposits averaged $123,870,164 compared to $97,732,619 last year, an increase of $26,137,545, or 26.74%. Money market deposits averaged $162,630,497 compared to $128,218,552 last year, an increase of $34,411,945, or 26.84%. Time deposits averaged $316,254,970 compared to $332,554,916 last year, a decrease of $16,299,946, or 4.90%. Time deposits generally pay a higher rate of interest than most other types of deposits. The Company attributes part of the growth in interest-bearing demand accounts to the movement of funds by customers to the demand accounts from time deposits in order to remain liquid in a rising rate environment. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $90,489,256 compared to $103,429,462 last year, a decrease of $12,940,206, or 12.51%, due to a decrease of $22,420,742, or 44.49%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity, partially offset by an increase of $8,318,500, or 40.84%, in average overnight and other borrowings of the Company and an increase of $1,162,036, or 3.56%, in average overnight and other borrowings of the Bank. Overnight borrowings averaged $27,814,226 compared to $18,006,303 last year, an increase of $9,807,923, or 54.47%, reflecting an increase of $7,549,268, or 46.79%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank, and an increase of $2,258,655, or 120.75%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank. Other borrowings averaged $62,675,030 compared to $85,423,159 last year, a decrease of $22,748,129, or 26.63%, primarily due to a decrease of $22,420,742, or 44.49%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

Net Interest Income for the Year-to-Date Periods

     The Company’s net interest income increased $2,471,749, or 8.56%, during the nine month period ended September 30, 2004 compared to the same period in 2003, primarily due to higher volumes of interest-earning assets and interest-bearing liabilities resulting from the Company’s expansion through newly opened and acquired offices during 2003. Loans in the new offices averaged $160,075,404 in the nine months ended September 30, 2004 compared to $40,797,323 for the same year-to-date period in 2003, while interest-bearing deposits in those offices averaged $114,836,061 in the first nine months of 2004 compared to $30,944,386 in the same period of 2003. For the nine month period ended September 30, 2004, the Company’s net interest income increased $2,471,749, or 8.56%, compared to the same period in 2003, primarily because income from new loan volumes was partially offset by the combination of lower loan yields and higher interest expense from the growth in deposits. As was the case for the quarterly period, a substantial portion of the loan growth occurred in the Bank’s newer markets where competitive pressures reduce loan profitability margins. The Company’s net interest margin averaged 4.71% for the year-to-date period, down from 5.18% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     For the nine month period ended September 30, 2004, higher loan and deposit volumes led to higher interest income and expense. During the first nine months of 2004, interest income increased $3,648,353, or 9.83%, from the same period last year primarily because the growth in interest income from higher volumes of commercial and consumer loans was only partially offset by reduced interest income due to lower volumes of mortgage loans and lower yields on loans in general. Interest and fees from loans increased $4,387,254, or 15.62%, due to higher average volumes during the year-to-date period, while interest and fees from mortgages decreased $1,351,277, or 29.72%, due to lower mortgage volumes. As discussed above, the growth in the Bank’s loan volumes occurred primarily in the Bank’s newer markets, where competition places downward pressure on loan yields. Yields on loans averaged 6.31% for the year-to-date period, down from 6.94% for the same period last year, while the prime rate during the nine month period averaged 4.13% compared to 4.17% during the same period in 2003. Gross loans averaged $755,346,224 compared to $628,368,352 last year, an increase of $126,977,872, or 20.21%. Average loans of the Bank were $725,364,127 compared to $583,533,227 last year, an increase of

$141,830,900, or 24.31%, while average loans of Granite Mortgage were $29,982,097 compared to $44,835,125 last year, a decrease of $14,853,028, or 33.13%. Average loans in the Bank’s offices opened and acquired during 2003 were $160,075,404 during the first nine months of 2004, an increase of $115,278,081 over the new offices’ average loans in the 2003 year-to-date period. Interest on securities and overnight investments increased $612,376, or 13.63%, due to higher average volumes invested during the period. Average securities and overnight investments were $162,248,491 compared to $147,281,014 last year, an increase of $14,967,477, or 10.16%.

     Interest expense increased $1,176,604, or 14.29%, primarily because of higher volumes of interest-bearing deposits and other borrowings, partially offset by lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 1.69% for the year-to-date period, down from 1.87% for the same period last year. Interest-bearing deposits averaged $614,363,809 compared to $506,587,157 last year, an increase of $107,776,652, or 21.28%. Average interest-bearing deposits in the Bank’s offices opened and acquired during 2003 were $114,836,061 during the first nine months of 2004, an increase of $83,891,675 over the new offices’ average interest-bearing deposits in the 2003 year-to-date period. Savings, NOW and money market deposits averaged $290,945,147 compared to $226,265,809 last year, an increase of $64,679,338, or 28.59%. Of the increase, growth in average volumes of $36,381,468 were attributable to the offices added in 2003. Time deposits averaged $323,418,662 compared to $280,321,348 last year, an increase of $43,097,314, or 15.37%. Average time deposits grew $47,507,885 in the offices opened or acquired in 2003. The Company attributes part of the growth in interest-bearing demand accounts to the movement of funds by customers to the demand accounts from time deposits in order to remain liquid in a rising rate environment. Overnight and other borrowings averaged $95,991,662 compared to $76,082,746 last year, an increase of $19,908,916, or 26.17%, reflecting an increase of $33,810,870 in average overnight and other borrowings of the Bank and the commercial paper issued by the Company, partially offset by a decrease of $13,901,954, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Overnight borrowings averaged $32,287,216 compared to $16,494,179 last year, an increase of $15,793,037, or 95.75%, reflecting an increase of $7,732,235 in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $8,060,802 in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $63,704,446 compared to $59,588,567 last year, an increase of $4,115,879, or 6.91%. reflecting an increase of $14,428,089 in average borrowings of the Bank and an increase of $3,589,744 in higher overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank, partially offset by a decrease of $13,901,954 in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the periods ended September 30, 2004 as compared to the twelve months ended December 31, 2003. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to unfavorable economic trends in the Catawba Valley region of the Company’s market area and the higher levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $1,677,889 and $4,026,901 for the three and nine month periods ended September 30, 2004, respectively, to provide for future losses related to uncollectible loans and to reflect the growth in the Company’s loan portfolio. The 2004 provisions for loan losses compared to $1,139,250 and $3,423,631, respectively, for the comparable periods in 2003. At September 30, 2004, the loan loss reserve was 1.73% of net loans outstanding compared to 1.53% as of December 31, 2003 and 1.64% at September 30, 2003. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Allowance for loan losses, beginning of period	$11,863,502	$8,854,445	$10,798,897	$8,834,611

Net charge-offs:
Loans charged off:
Real estate	48,001	143,842	756,908	725,386
Commercial, financial and agricultural	503,972	314,384	720,318	1,686,127
Credit cards and related plans	71,436	5,976	83,104	26,584
Installment loans to individuals	158,679	156,811	565,806	484,662
Demand deposit overdraft program	92,664	113,729	224,255	290,998

Total charge-offs	874,752	734,742	2,350,391	3,213,757

Recoveries of loans previously charged off:
Real estate	304	500	22,847	3,100
Commercial, financial and agricultural	33,295	67,996	55,625	159,391
Credit cards and related plans	2,176	1,390	3,232	2,350
Installment loans to individuals	63,902	11,033	135,380	34,801
Demand deposit overdraft program	35,012	35,497	108,837	131,242

Total recoveries	134,689	116,416	325,921	330,884

Net charge-offs	740,063	618,326	2,024,470	2,882,873

Loss provisions charged to operations	1,677,889	1,139,250	4,026,901	3,423,631

Allowance acquired in purchase transaction	—	1,862,535	—	1,862,535

Allowance for loan losses, end of period	$12,801,328	$11,237,904	$12,801,328	$11,237,904

Ratio of annualized net charge-offs during the period to average loans during the period	0.38%	0.34%	0.36%	0.61%
Allowance coverage of annualized net charge-offs	434.80%	456.85%	473.38%	291.83%
Allowance as a percentage of gross loans			1.70%	1.62%
Allowance as a percentage of net loans			1.73%	1.64%

     Though year-to-date charge-offs through September 30, 2004 were lower than those in the same period of 2003, the economic signals in the Company’s Catawba Valley market area were somewhat mixed as reflected in the Company’s levels of charge-offs, loans with higher risk grades, and nonperforming loans. In the third quarter of 2004, the Company charged off $874,752, an increase of $140,010 over the comparable period in 2003. Charge-offs for the 2004 quarterly period included $503,972 in commercial loans and $18,679 in installment loans that were in default. Year-to date charge-offs were $2,350,391, a decrease of $863,366 over the comparable period in 2003. Charge-offs for the 2004 year-to-date period included $756,908 in real estate loans, $720,318 in commercial loans and $565,806 in installment loans that were in default. The effects of a lingering recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, continued high, though slightly improved, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled approximately $13,767,000 at September 30, 2004 as compared with $12,046,000 and $10,958,000 at December 31, 2003 and September 30, 2003, respectively. Some portions of the Catawba Valley economy are beginning to show signs of growth and new markets added through acquisition and opening new banking offices should help diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to sustainable growth.

     Nonperforming assets at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Nonperforming assets:
Nonaccrual loans	$5,532,573	$8,114,914
Loans past due 90 days or more and still accruing interest	3,926,836	3,217,879

Total nonperforming loans	9,459,409	11,332,793
Foreclosed properties	1,351,950	1,775,237

Total nonperforming assets	$10,811,359	$13,108,030

Nonperforming loans to total loans	1.26%	1.58%
Allowance coverage of nonperforming loans	135.33%	99.16%
Nonperforming assets to total assets	1.08%	1.35%

     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarter that would have been recorded was approximately $102,000, while the interest income recognized on such loans was approximately $1,000 for the quarter. For the year-to-date periods, $299,000 in interest income would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized was approximately $38,000.

     The Company’s investment in impaired loans at September 30, 2004 and December 31, 2003 was as follows:

	September 30,	December 31,
	2004	2003
Investment in impaired loans:
Impaired loans still accruing interest	$2,524,387	$3,114,083
Accrued interest on accruing impaired loans	76,468	90,445
Impaired loans not accruing interest	5,532,573	8,114,914
Foregone interest on nonaccruing impaired loans	154,185	215,420

Total investment in impaired loans	$8,287,613	$11,534,862

Loan loss allowance related to impaired loans	$3,740,932	$2,412,365

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

     When comparing September 30, 2004 with September 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8,587,614 ($5,686,758 of which was on a non-accrual basis) and $11,767,188 ($6,805,517 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2004 and 2003 was not significantly different from the balance at September 30, 2004 and 2003, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $3,740,932 and $2,595,272 at September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company recognized interest income on those impaired loans of approximately $230,653 and $241,480, respectively.

Noninterest Income and Expenses for the Quarterly Periods

     For the quarter ended September 30, 2004, total noninterest income was $2,850,046, down $1,433,642, or 33.47%, from $4,283,688 earned in the same period of 2003, primarily because of lower fees from mortgage originations. Fees on deposit accounts were $1,423,633 during the third quarter, up only $20,718, or 1.48%, from $1,402,915 earned in the third quarter of 2003. Other service fees and commissions were $199,512 for the third quarter of 2004, down $51,554, or 20.53%, from $251,066 earned in the same period of 2003. Mortgage origination fee income was $923,600 for the third quarter of 2004, down $1,484,887, or 61.65%, from $2,408,487 earned in the same period of 2003. As mortgage rates rose, beginning in the fourth quarter 2003, profitability from mortgage origination activity dropped dramatically and continued at lower levels throughout the third quarter of 2004, as new mortgages had to be priced more competitively to maximize mortgage volumes. The rise in mortgage interest rates also reduced income from gains realized on mortgages sold during the period. Mortgage loans originated during the three months ended September 30, 2004 and 2003 were $90,579,365 and $125,450,857, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. There were no significant gains or losses on sales of securities in the third quarter of 2004 or 2003.

     Third quarter 2004 noninterest expenses, or overhead, totaled $7,075,974, down $94,332, or 1.32%, from $7,170,306 in the same quarter of 2003, primarily because of lower overhead costs associated with lower mortgage origination activity, partially offset by higher overhead costs of the Bank. Overhead costs related to mortgage originations were $1,576,547 for the third quarter of 2004, a decrease of $920,441, or 36.86%, from the mortgage overhead expenses of $2,496,988 for the third quarter of 2003. The Bank’s overhead costs were $5,401,548 for the third quarter of 2004, an increase of $795,127, or 17.26%, over the costs of $4,606,421 for the third quarter of 2003. Of the $795,127 increase, approximately $140,000 reflected the overhead costs of the Bank’s new offices opened or acquired in the last three quarters of 2003.

     Personnel costs, the largest of the overhead expenses, were $4,318,726 during the quarter, down $259,377, or 5.67%, from $4,578,103 in 2003. Of the $259,377 decrease in personnel costs, $771,804 were decreased personnel related to mortgage operations, partially offset by a $512,427 increase in the personnel costs related to banking operations. The $512,427 increase in the Bank’s personnel costs included $312,691 in increased salary expense and $199,736 in increased benefits expense. Consolidated salaries and wages were $3,514,359 during the quarter, down $477,581, or 11.96%, from $3,991,940 in 2003, while employee benefits were $804,367, up $218,204, or 37.23%, compared to $586,163 in the third quarter of 2003. Mortgage-related salaries fell $790,272 or 43.84%.

     Noninterest expenses other than for personnel increased $165,045, or 6.37%, to $2,757,248 during the quarter from $2,592,203 incurred in the same period of 2003. Of the $165,045 increase, the nonpersonnel costs of the Bank increased $282,700, which was partially offset by a $148,637 decrease in the nonpersonnel costs of Granite Mortgage. Banking offices opened or acquired since the first quarter of 2003 accounted for approximately $112,000 of the Bank’s increase. Occupancy expenses for the quarter were $424,226, up $79,601, from $344,625 in the same period of 2003, while equipment expenses were $529,457 during the third quarter, up $151,992, from $377,465 in the same period of 2003. Third quarter other noninterest expenses were $1,803,565 in 2004, down $66,548, or 3.56%, from $1,870,113 in the same quarter a year ago. Of the $66,548 decrease, Granite Mortgage’s other noninterest costs decreased $195,252, which was partially offset by a $97,722 increase in the other noninterest costs of the Bank. Income tax expense was $1,498,707 for the quarter, down $753,955, or 33.47%, from $2,252,662 for the 2003 third quarter. The effective tax rates were 32.46% and 34.74% for the third quarters of 2004 and 2003, respectively.

Noninterest Income and Expenses for the Year-to-Date Periods

     For the nine months ended September 30, 2004, total noninterest income was $8,373,736, down $3,060,412, or 26.77%, from $11,434,148 earned in the first nine months of 2003, primarily because of lower fees from mortgage originations. Mortgage origination fee income was $2,830,157 for the first three quarters of 2004, down $2,993,491, or 51.40%, from $5,823,648 earned in the same period of 2003. As was the case for the third quarter, the rise in mortgage rates that began in the fourth quarter of 2003 decreased both the levels of mortgage origination activity and the profitability of mortgages originated, which continued throughout the 2004 year-to-date period. Mortgage loans originated during the nine months ended September 30, 2004 and 2003 were $215,039,117 and $349,226,855, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Fees on deposit accounts were $4,004,137 during the first nine months of 2004, down $169,840, or 4.07%, from $4,173,977 in the same period of 2003. Also for the year-to-date period, other service fees and commissions were $617,916, down $78,423, or 11.26%, from $696,339 in 2003. Included in other service fees was fee income from sales of annuities of $188,836 for 2004, down $24,855, or 11.63%, from $213,691 earned in the same period of 2003. Year-to-date gains on sales and calls of securities were $14,347 compared to $12,665 earned in the same period of 2003. Other noninterest income was $907,179 during the nine months ended September 30, 2004, up $179,660, or 24.69%, from $727,519 in the same period of 2003, primarily due to income from the Bank’s investment in bank owned life insurance.

     Total noninterest expenses were $21,759,191 during the first nine months of 2004, up $3,082,238, or 16.50%, from $18,676,953 in the same period of 2003. As was the case for the third quarter, the year-to-date changes in the various overhead categories included costs associated with banking activities, partially offset by lower costs associated with the slowdown in mortgage origination activities. The Bank’s overhead costs were $16,541,089 for the first nine months of 2004, an increase of $4,362,256, or 35.82%, over the costs of $12,178,833 for the same period of 2003. Of the $4,362,256 increase, approximately $2,495,000 reflected the overhead costs of the Bank’s banking offices opened and acquired in the last three quarters of 2003, including a personnel charge of approximately $490,000 related to the departure of a former executive officer in the first quarter of 2004. The increase in the Bank’s overhead costs were partially offset by a $1,382,653 decrease in the overhead costs resulting from a decline in mortgage origination activity.

     Total personnel costs, the largest of the overhead expenses, were $13,707,135 during the first nine months of 2004, up $1,507,030, or 12.35%, from $12,200,105 in the same period of 2003. Included in the change in personnel costs was an increase of $782,365 in salaries and wages and an increase of $724,665 in employee benefits. Personnel costs related to banking activities increased $2,769,667, which were partially offset by a $1,262,637 decrease in personnel costs related to mortgage origination activities. The $2,769,667 increase in the Bank’s personnel costs included approximately $1,603,000 in personnel costs related to banking offices opened and acquired in the last three quarters of 2003, including approximately $490,000 in nonrecurring personnel costs related to the departure of a former executive officer. Salaries and wages were $11,133,533 during the first nine months of 2004, up $782,365, or 7.56%, from $10,351,168 in the same period of 2003. The increase in salaries and wages consisted of $2,082,503 related to banking operations, partially offset by a $1,300,138 decrease related to mortgage operations. Employee benefits were $2,573,602, up $724,665, or 39.19%, from $1,848,937. Of this increase, $687,164 were related to banking operations and $37,501 were related to mortgage operations.

     Noninterest expenses, other than for personnel, increased $1,575,208, or 24.32%, to $8,052,056 during the first nine months of 2004 from the $6,476,848 incurred in the same period of 2003. Of the $1,575,208 increase, the Bank’s nonpersonnel costs increased $1,592,589, partially offset by a $120,016 decrease in Granite Mortgage’s nonpersonnel costs. The new banking offices opened or acquired since the first quarter of 2003 accounted for approximately $893,000 of the Bank’s increase in overhead other than personnel. Year-to-date occupancy expenses were $1,259,183, up $416,099, or 49.35%, from $843,084 in 2003, and equipment expenses were $1,424,852, up $448,166, or 45.89%, from $976,686 in the same year-to-date period of 2003. The occupancy and equipment expense increases were due in large part to the new banking offices added in 2003 and a new core computer system added in early 2004. Other noninterest expenses were $5,368,021 for the nine months ended September 30, 2004, up $710,943, or 15.27%, from $4,657,078 in the same period of 2003. Of the $710,943 increase in other noninterest expenses, $839,085 were related to banking operations, which were partially offset by a $230,777 decrease in other noninterest expenses related to mortgage operations. Year-to-date income tax expense was $4,520,553 in 2004, down $1,711,675, or 27.46%, from $6,232,228 in 2003. The year-to-date effective tax rates were 32.42% and 34.21% for 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of September 30, 2004 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Financial Statements.”

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

Part II — Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended September 30, 2004 are set forth below.

Period		(a) Total Number of Shares	(b) Average Price Paid per	(c) Total Number of Shares Purchased as Part of Publicly Announced	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jul 1, 2004	Jul 31, 2004	27,208	$19.44	27,208	$5,699,318	(3)
Aug 1, 2004	Aug 31, 2004	33,400	19.02	33,400	5,064,024	(3)
Sep 1, 2004	Sep 30, 2004	30,949	19.70	30,949	4,454,343	(3)

	Totals	91,557	$19.37	91,557

(1)	For the three months ended September 30, 2004, 91,557 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 announced February 12, 2004.

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

On July 13, 2004, the Company filed a report on Form 8-K regarding its July 13, 2004 news release in which it announced its earnings for the quarter ended June 30, 2004. The full text of the Company’s news release dated July 13, 2004 was attached as Exhibit 99(a) to this Form 8-K filing.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation
(Registrant)

Date: November 4, 2004	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Senior Vice President and
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

		Begins
		on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

11	Schedule of Computation of Net Income Per Share	**

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	39

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	40

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2