Form 10-K
period 2004-12-31
BANK OF GRANITE CORP
filed 2005-03-15
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2004

Commission file number                     0-15956

Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(828)496-2000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☑ No ☐

     As of March 4, 2005, 13,281,106 shares of common stock, $1 par value, were outstanding. As of June 30, 2004, the aggregate market value of common stock held by non-affiliates was $258,532,008.

Documents Incorporated by Reference

     PART III: Definitive Proxy Statement dated March 18, 2005 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2005 Annual Meeting of Shareholders.

Exhibit Index begins on page 78

FORM 10-K CROSS-REFERENCE INDEX

		2005
	2004	Proxy
	Form 10-K	Statement
	Page	Page

PART I
Item 1 - Business	3	n/a
Item 2 - Properties	8	n/a
Item 3 - Legal Proceedings	8	n/a
Item 4 - Submission of Matters to a Vote of Security Holders	8	n/a

PART II
Item 5 - Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	9	n/a
Item 6 - Selected Financial Data	11	n/a
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12	n/a
Item 7A - Quantitative and Qualitative Disclosures about Market Risk	37
Item 8 - Financial Statements and Supplementary Data	38	n/a
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69	n/a
Item 9A - Controls and Procedures	70	n/a
Item 9B - Other Information	72	n/a

PART III
Item 10 - Directors and Executive Officers of the Registrant		5,8
	73	and 20
Item 11 - Executive Compensation	73	11, 13 - 17
		and 19
Item 12 - Security Ownership of Certain Beneficial Owners and		2,8,
Management and Related Shareholder Matters	73	15 and 16
Item 13 - Certain Relationships and Related Transactions	73	20
Item 14 - Principal Accountant Fees and Services	73	21
Item 15 - Exhibits and Financial Statement Schedules*	74	n/a

Signatures	77	n/a

EX-10.13
EX-10.14
EX-11
EX-14
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	Exhibits and Financial Statement Schedules included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

PART I

ITEM 1 — BUSINESS

Bank of Granite Corporation (the “Company”) is a Delaware corporation that was organized June 1, 1987 as a bank holding company. The Company currently engages in no operations other than ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906 and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. Granite Mortgage was acquired by the Company on November 5, 1997. On July 15, 2003, the Company acquired First Commerce Corporation and its wholly owned subsidiary, First Commerce Bank (referred to herein collectively as “First Commerce”), and merged First Commerce Bank into the Bank on July 24, 2003. First Commerce Bank operated three banking offices in the Charlotte metropolitan area. The Company conducts its community banking business operations from 20 full-service offices and one loan-production office located in Caldwell, Catawba, Burke, Watauga, Wilkes, Mecklenburg and Forsyth counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), the Bank ranked 10th in assets and 10th in deposits among North Carolina institutions as of September 30, 2004. The Company conducts its mortgage banking business operations from 13 offices in the Central and Southern Piedmont and Catawba Valley regions of North Carolina and in Hilton Head Island, South Carolina.

The Company conducts its business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates, retains and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and shareholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on the Company’s three business segments, see Note 20 “Operating Segments” of the “Notes to Consolidated Financial Statements.”

GENERAL BUSINESS

The Bank is an independent community bank. The Bank’s principal community banking activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships and corporations. The majority of its customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.

Granite Mortgage’s principal mortgage banking activities include the origination and underwriting of mortgage loans to individuals. Granite Mortgage also sells mortgage servicing rights and appraisal services. Granite Mortgage specializes in government guaranteed mortgage products. The majority of its customers are individuals. No material part of its business is dependent upon a single customer or a few customers whose loss would have an adverse effect on the business of Granite Mortgage. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, Granite Mortgage experiences an increase in its mortgage business. When rates rise, Granite Mortgage’s business declines. No material portion of the business of Granite Mortgage is seasonal.

GENERAL DESCRIPTION OF ECONOMIC AREAS

Prior to 2003, the Company conducted its community banking operations primarily in Caldwell, Catawba and Burke counties of North Carolina. This area was historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, these counties were significantly impacted with a sudden and sustained rise in their unemployment rates. All of these industries faced massive layoffs of their workforces. In 2003, as opportunities arose to expand and diversify its market areas, the Company did so by entering three new markets where the local economies were more diversified and growing. The Bank opened new banking offices in Watauga County (Boone) and Wilkes County (Wilkesboro) in April and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius) in July. In 2004, the Bank opened a banking office in Forsyth County (Winston-Salem). In 2005, the Bank plans to convert its loan production office in Mecklenburg County (Matthews) to a full-service banking office. The relative unemployment rates and the population growth in Mecklenburg County and Forsyth County, each as shown in the tables below, formed the primary basis for the Company’s decision to expand into those new markets.

Month of December	2004	2003	2002	2001	2000
Unemployment Rates*
Caldwell County	8.30%	8.90%	8.30%	8.50%	2.60%
Catawba County	6.60%	8.00%	9.10%	9.30%	2.80%
Burke County	5.90%	7.30%	7.80%	8.30%	4.20%
Watauga County	2.00%	2.20%	2.70%	2.20%	1.50%
Wilkes County	6.00%	6.70%	7.80%	7.40%	3.40%
Mecklenburg County	4.80%	5.20%	5.60%	4.90%	2.40%
Forsyth County	4.10%	5.00%	5.20%	4.60%	2.50%
North Carolina	5.20%	6.10%	6.70%	6.60%	4.20%
United States	5.40%	5.70%	6.00%	5.80%	3.90%

*Source: Employment Security Commission of North Carolina

The population projections and estimates for the counties in the Company’s primary market areas are as follows:

	July 2005	July 2003	April 2000
	Projections	Estimates	Census
Population Projections and Estimates*
Caldwell County	79,172	78,132	77,708
Catawba County	151,169	146,458	141,686
Burke County	91,148	88,790	89,145
Watauga County	43,497	42,772	42,695
Wilkes County	68,112	66,909	65,632
Mecklenburg County	789,940	750,221	695,471
Forsyth County	325,957	317,643	306,067
North Carolina	8,709,947	8,418,090	8,046,962

*Source of projection, estimate and census data: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION

The Bank operates community banking offices in the North Carolina cities of Granite Falls, Lenoir, Hudson, Newton, Morganton, Hickory, Boone, Wilkesboro, Charlotte, Cornelius, Conover and Winston-Salem, with a total of 20 full-service offices, as well as a loan-production office in Matthews. The Bank plans to convert its loan-production office in Matthews to a full-service banking office in 2005.

The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year as presented below (deposit dollars in millions) .

	June 30, 2004				June 30, 2003
	Bank of Granite		Market		Bank of Granite*		Market
County	Deposits	Market Share	Deposits	No. of Banks	Deposits	Market Share	Deposits	No. of Banks
Caldwell	$278.5	37.1%	$751.7	8	$271.0	35.9%	$754.1	8
Catawba	307.5	13.2%	2,321.9	11	305.6	13.7%	2,227.1	10
Burke	42.4	6.4%	657.6	8	38.4	5.9%	646.1	8
Watauga	7.8	1.2%	665.9	11	none	0.0%	585.0	10
Wilkes	4.3	0.7%	660.4	10	none	0.0%	675.3	10
Mecklenburg*	132.7	0.2%	72,055.2	17	149.2	0.3%	59,274.7	17
Forsyth	none	0.0%	9,925.5	13	none	0.0%	9,502.9	13

*	June 30, 2003 deposit data for Mecklenburg County reflects deposits of First Commerce Bank, acquired by by the Bank on July 15, 2003 and is included here to provide meaningful market share comparisons.

The Bank’s community banking markets are highly competitive. In addition to competing with other large and small banks, which tend to be numerous, especially in the higher growth markets, the Bank also competes for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms and other nonbank businesses, such as manufacturers and retailers.

The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators competing in the market. Granite Mortgage conducts its mortgage banking business from 13 offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton, Salisbury, Boone, Charlotte and Fayetteville, and from one office in Hilton Head Island, South Carolina.

The Company’s community banking and mortgage banking operations are both required to compete based on price in order to conduct business in each of the Company’s markets. However, the Company believes that its focus on and commitment to providing superior customer service is what distinguishes it from its competitors.

EMPLOYEES

As of December 31, 2004, the Bank had 253 and Granite Mortgage had 62 full-time equivalent employees. Each of the Bank and Granite Mortgage considers its relationship with its employees to be excellent.

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

Although the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to Section 53-87 of the North Carolina General Statutes. As of December 31, 2004, the Bank had undivided profits of approximately $94.1 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2004, this ratio was 13.20% for the Bank, leaving approximately $71.5 million of the Bank’s undivided profits available for the payment of dividends.

In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards call for minimum total capital of 8% of risk-adjusted assets. At December 31, 2004, the Company’s tier 1 ratio and total capital ratio to risk-adjusted assets were 16.0% and 17.2%, respectively. The Company’s leverage ratio at December 31, 2004 was 13.4%. The Company is in compliance with all regulatory capital requirements.

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

Shareholders of banks (including bank holding companies which own stock in banks) may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Company may also be required to provide additional capital to any additional banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

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

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, predictions as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company are difficult and have very limited reliability.

INVESTMENT POLICIES

For a discussion of the Company’s investment policies, see “Investment Securities” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

LOAN PORTFOLIO

For a discussion of the Company’s loan portfolio, see “Loans” and “Provisions and Allowances for Loan Losses” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

AVAILABLE INFORMATION

Additional information about the Company and its business is available at the Company’s website, at www.bankofgranite.com. The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available, free of charge, on the Company’s website at www.bankofgranite.com under the heading “Investor Relations — SEC Filings.” These reports are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information included on the Company’s website is not incorporated by reference into this annual report.

ITEM 2 — PROPERTIES

The Company indirectly owns and operates real estate through its ownership of the Bank and Granite Mortgage. The Bank occupies headquarters, operations and information technology center offices located in Granite Falls, North Carolina, which are owned. The Bank also owns its banking offices in the North Carolina cities and communities of Conover, Cornelius, Granite Falls, Hickory, Hudson, Lenoir, Morganton and Newton. The Bank leases its banking offices in the North Carolina cities and communities of Boone, Charlotte, Matthews, Wilkesboro and Winston-Salem. Management does not currently anticipate any problems with the renewal of its operating leases. Granite Mortgage occupies headquarters offices located in Winston-Salem, North Carolina, which are leased. Granite Mortgage also occupies mortgage origination offices in the North Carolina cities and communities of Boone, Charlotte, Conover, Fayetteville, Hickory, High Point, Lenoir, Morganton, Salisbury and Winston-Salem, and the South Carolina community of Hilton Head Island, all of which are leased. Management believes that the premises occupied by the Bank and Granite Mortgage are well-located and suitably equipped to serve and support the Company’s community banking and mortgage banking businesses. See also Note 5 “Premises and Equipment” of the “Notes to Consolidated Financial Statements.”

ITEM 3 — LEGAL PROCEEDINGS

There were no significant legal proceedings as of December 31, 2004.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2004.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1 par value, trades on The NASDAQ National Market® tier of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and most major daily newspapers in the NASDAQ section under the National Market System listings.

During 2004, the market participants making a market in the Company’s common stock with the highest volumes of Company shares traded were Goldman Sachs & Company, the National Stock Exchange, Knight Equity Markets, LP and Wachovia Capital Markets.

As of December 31, 2004, there were 13,316,102 shares outstanding, owned by approximately 2,700 shareholders of record and an estimated 4,200 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2004.

Quarterly Common Stock Market Price Ranges and Dividends

2004	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$22.84	$21.82	$20.85	$22.93
Low	19.16	17.67	17.95	18.77
Close	20.67	20.89	19.41	20.90
Dividend	0.12	0.12	0.12	0.13

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range High	$18.45	$18.59	$20.18	$26.96
Low	16.52	16.17	17.06	18.75
Close	16.61	17.02	18.75	21.77
Dividend	0.11	0.11	0.12	0.12

The following table sets forth information as of December 31, 2004 regarding shares of the Company’s common stock that may be issued upon exercise of options previously granted and currently outstanding under the Company’s stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plan
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	237,812	$15.67	234,468
Not approved by security holders	-0-	n/a	n/a

Total	237,812	$15.67	234,468

The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the most recent quarter ended December 31, 2004 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Oct 1, 2004	Oct 31, 2004	20,309	$19.56	20,309	$4,057,200	(3)
Nov 1, 2004	Nov 30, 2004	12,534	21.39	12,534	3,789,145	(3)
Dec 1, 2004	Dec 31, 2004	35,396	21.31	35,396	3,034,784	(3)

	Totals	68,239	$20.80	68,239

(1)	For the three months ended December 31, 2004, 68,239 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 announced February 12, 2004.

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents selected consolidated historical financial data of the Company for the periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Interest income	$55,265,889	$50,696,176	$45,710,526	$52,284,219	$55,269,464
Interest expense	13,107,985	11,389,491	10,802,422	19,443,569	19,172,024

Net interest income	42,157,904	39,306,685	34,908,104	32,840,650	36,097,440
Provision for loan losses	5,439,160	4,764,010	3,492,382	4,216,772	3,893,585

Net interest income after provision for loan losses	36,718,744	34,542,675	31,415,722	28,623,878	32,203,855
Other income	11,256,723	14,437,740	11,397,705	10,140,060	8,033,680
Other expense	29,114,940	25,862,457	20,316,234	18,342,279	16,778,415

Income before income taxes	18,860,527	23,117,958	22,497,193	20,421,659	23,459,120
Income taxes	6,142,307	7,810,065	7,394,893	6,613,104	7,884,537

Net income	$12,718,220	$15,307,893	$15,102,300	$13,808,555	$15,574,583

Per share
Net income
Basic*	$0.94	$1.14	$1.11	$0.99	$1.10
Diluted*	0.94	1.13	1.11	0.99	1.10
Cash dividends*	0.49	0.46	0.41	0.37	0.34
Book value*	10.59	10.43	9.56	9.09	8.56
Share price
High*	22.93	26.96	21.59	19.12	19.60
Low*	17.67	16.17	15.56	15.09	12.90
Close*	20.90	21.77	17.50	15.82	18.60

Average shares outstanding
Basic*	13,481,397	13,438,007	13,547,299	13,897,764	14,161,633
Diluted*	13,531,224	13,516,700	13,552,569	13,900,127	14,174,268

Performance ratios
Return on average assets	1.28%	1.78%	2.13%	2.00%	2.45%
Return on average equity	9.02%	11.40%	11.98%	11.29%	13.41%
Average equity to average assets	14.20%	15.58%	17.80%	17.70%	18.31%
Dividend payout	52.06%	40.56%	37.05%	37.01%	30.54%
Efficiency ratio	53.17%	46.81%	42.29%	40.96%	36.52%

Balances at year end
Assets	$1,032,238,449	$971,382,727	$742,014,674	$715,389,907	$661,622,812
Investment securities	158,560,042	159,436,361	124,924,296	159,185,159	167,505,220
Loans (gross)	778,137,430	715,844,632	532,921,937	488,035,108	443,918,031
Allowance for loan losses	13,665,013	10,798,897	8,834,611	6,426,477	6,351,756
Mortgage loans held for sale	21,553,548	23,092,846	32,452,162	22,375,840	6,480,221
Liabilities	891,222,228	829,567,628	614,571,832	590,608,591	542,307,475
Deposits	749,861,552	735,099,355	547,249,315	522,782,719	517,281,500
Shareholders’ equity	141,016,221	141,815,099	127,442,842	124,781,316	119,315,337

Asset quality ratios
Net charge-offs to average loans	0.35%	0.75%	0.21%	0.86%	0.54%
Nonperforming assets to total assets	1.18%	1.35%	0.76%	0.70%	0.55%
Allowance coverage of nonperforming loans	125.82%	95.29%	199.98%	136.35%	182.26%

*	Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

ITEMS 7 AND 7A — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion is intended to provide a general overview of the Company’s performance in 2004 and outlook for 2005. Readers seeking a more in-depth discussion of 2004 are invited to read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 8 of this annual report.

The Year 2004 in Review

Earnings declined in 2004 primarily due to (1) lower profits from mortgage originations, (2) higher provisions for loan losses due to continued sluggish local economies in the Bank’s pre-expansion markets and (3) higher overhead costs in the Bank’s new markets. As expected, the Company’s mortgage origination volumes in 2004 were significantly lower than the unprecedented levels of 2003, principally because of lower volumes of refinancing activity. The decline that began in the fourth quarter of 2003 continued throughout 2004. The Bank continued to experience elevated levels of nonperforming loans as some of its local economies continued to struggle, resulting in the need for higher provisions for possible loan losses. In addition, the operating cost of the six full-service banking offices and one loan production office opened or acquired in the second, third and fourth quarters of 2003, as well as the full-service banking office opened in a new market in the fourth quarter of 2004, had a significant impact on the Bank’s 2004 earnings. Financial highlights are presented in the table below.

Financial Highlights
($ in thousands, except per share data)	2004	2003	% change
Earnings
Net interest income	$42,158	$39,307	7.3%
Provision for loan losses	5,439	4,764	14.2%
Other income	11,257	14,438	-22.0%
Other expense	29,115	25,862	12.6%
Net income	12,718	15,308	-16.9%

Per share
Net income
- Basic	$0.94	$1.14	-17.5%
- Diluted	0.94	1.13	-16.8%

At year-end
Assets	$1,032,238	$971,383	6.3%
Loans	778,137	715,845	8.7%
Deposits	749,862	735,099	2.0%

Ratios
Return on average assets	1.28%	1.78%
Return on average equity	9.02%	11.40%
Average capital to average assets	14.20%	15.58%
Efficiency ratio	53.17%	46.81%

Lower earnings from mortgage originations contributed to a year of lower earnings for the Company in 2004. Earnings of $12,718,220 in 2004 decreased 16.9% from the $15,307,893 earned in 2003. On a per share basis, earnings declined to $0.94 in 2004 compared to $1.13 in 2003. In 2004, the Company earned 1.28% on average assets and 9.02% on average equity. Its efficiency ratio was 53.17%. In 2003, the Company’s return on average assets, return on average equity and efficiency ratio were 1.78%, 11.40% and 46.81%, respectively.

Factors that significantly affected 2004 earnings and financial position:

o	Granite Mortgage, the Company’s mortgage banking subsidiary, posted 2004 net income of only $534,630, a decrease of 76.2% from the $2,244,639 earned in 2003, primarily due to weak mortgage activity throughout 2004, which management attributes mainly to increases in mortgage interest rates. Mortgage volumes were $280,898,000 in 2004 compared to $421,174,000 in 2003, a decline of 33.3%.

o	Net interest income increased $2,851,219, or 7.3%, as a result of growth in loans and deposits, but net interest margins contracted 36 basis points to 4.70% in 2004 compared to 5.06% in 2003 as the new volumes of loans and deposits were less profitable primarily due to lower yields on loans and higher costs of borrowings.

o	During 2004, loan loss provisions increased $675,150, or 14.2%, to provide for possible charge-offs due to continued weak local economies. Total nonperforming loans improved slightly to $10,861,104 as of December 31, 2004 compared to $11,332,793 as of December 31, 2003.

o	Other expenses, or operating overhead, increased $3,252,483, or 12.58%, of which $4,578,466 was related to the overhead costs of community banking operations, including full-year costs of the banking offices opened and acquired during 2003 and 2004, partially offset by a $1,501,545 reduction in the cost related to the production of lower volumes of mortgage originations.

o	Loans grew by $62,292,798 or 8.7%, while deposits grew by $14,762,197, or 2%.

o	During 2004, the Company repurchased 369,720 shares of its common stock for $7,439,376 or an average cost of $20.12 per share.

OUTLOOK FOR 2005

Beginning with its June 2004 meeting, the Federal Open Market Committee (the “FOMC”) began to gradually remove its monetary policy accommodation by increasing its overnight rate on funds by 25 basis points at each of its last five meetings of the 2004 calendar year. The FOMC stated in its December 2004 release that it perceived “the upside and downside risks to the attainment of both sustainable growth and price stability for the next few quarters to be roughly equal,” and hinted that it would continue to remove its monetary policy accommodation at a pace that is likely to be measured. As a result, some market forecasters are looking for short-term interest rates to move from the December 2004 level of 2.25% to a level in the range of 3.00% to 3.50% by the end of 2005.

After an economic bottom has occurred, banks may continue to experience higher than normal levels of nonperforming loans, even into the beginning of the subsequent recovery period. Also, as short-term interest rates begin to rise, asset-sensitive banks, such as the Bank, may experience improvement in net interest margins because the interest rates on their variable-rate assets increase more quickly than the rates on their fixed-rate sources of funding. For the Bank, this effect has been offset by more aggressive deposit pricing in an effort to more closely align deposit funding growth with loan growth.

The Company’s balance sheet remains moderately asset-sensitive because of its significant level of variable rate loans. Asset-sensitive means that when interest rates in the overall economy change, interest rates on the Company’s variable rate assets, primarily loans, change more rapidly than the interest rates on its deposits. Therefore, when interest rates rise, the Company’s interest income rises at a faster pace than the interest expense it pays on its time deposits and other fixed rate funding. Likewise, when interest rates fall, the Company’s interest income on loans declines at a faster pace than the interest it pays on time deposits and other fixed rate funding. In an effort to reduce its asset sensitivity, the Company has historically placed floors and ceilings on many of its variable rate commercial loans. Floors lessen the Company’s exposure to declining rates, while ceilings reduce the Company’s benefit from rising rates. The Company’s asset sensitivity may potentially be offset by an imbalance of the demand for deposits with the supply of deposits in the markets in which the Company conducts its business. If the Company has a need for deposits dollars to fund its loan growth, then it may raise its rates at a faster pace than it otherwise would raise them, resulting in an offset to the higher interest earned on its variable rate assets.

For 2005, some analysts are predicting an interest rate environment in which short-term interest rates will gradually rise throughout the year. As in previous periods of gradual interest rate increases, the Company anticipates it will continue to adjust both the mix and pricing of its rate-sensitive assets and liabilities so as to improve, to the extent possible, its net interest margin and spreads. In addition, longer term interest rates are anticipated to remain low relative to historical levels of the periods preceding the most recent low interest rate cycle. Granite Mortgage has historically performed better during periods of lower interest rates due to the effect that low longer term rates tend to have on the housing market, which can serve to partially offset the effects that asset sensitivity may have on net interest income. Granite Mortgage believes its mortgage originations in 2005 may meet or slightly exceed such origination activity in 2004, unless longer term rates rise sharply and thereby reduce the demand for mortgage financing.

The Company also plans to continue to grow its loan portfolio and to use both deposit growth and alternative borrowing sources to fund the loan growth. The Company believes that its credit quality controls remain effective and expects to maintain loan loss reserves as are deemed prudent based on its credit quality analysis.

Although 2005 may continue to bring a mixed economic environment, the Company is optimistic regarding its ability to perform under such varying economic circumstances. Efforts are underway to introduce the Company’s retail and commercial banking services to the Winston-Salem market, where it already has a significant mortgage presence. Entering into new markets, such as those added in 2003 and 2004, has a challenging effect on current earnings, but the Company believes the future benefits will outweigh the present challenges. Over the near term, the Company plans to focus on improving the profitability of its banking operations in the new markets added in the last two years. Over the longer term, the Company plans to continue to diversify and broaden its market and economic base, when determined prudent to do so, as it seeks sustainable earnings growth for its shareholders.

SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Prior to 2003, the Company presented financial information as one segment as it had no distinct operating segments based on the requirements of SFAS No. 131. As a result of the 2003 acquisition of First Commerce by the Bank and as a part of the continued integration, management has re-evaluated its reportable operating segments and determined that it has the following segments in accordance with SFAS No. 131: Community Banking, Mortgage Banking and Other. The chief operating decision maker includes certain members of the Company’s management and board committees.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company’s accounting policies relating to the allowance for loan losses, investment securities and mortgage loans held for sale involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Loans,” “Provisions and Allowance for Loan Losses,” “Investment Securities,” “Mortgage Loans Held for Sale” and “Derivatives and Hedging Activities.” Also, please refer to Note 1 “Summary Of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” for additional information regarding all of the Company’s critical and significant accounting policies.

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

Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans are deemed to be impaired when the Company determines that it is probable the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve, recorded as a specific reserve in the allowance for loan losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods. The Company’s nonperforming assets were $12,140,740 and $13,108,030 as of December 31, 2004 and 2003, respectively, and its gross charge-offs were $3,038,449, $5,087,661 and $1,555,068 for 2004, 2003 and 2002, respectively.

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

MORTGAGE LOANS HELD FOR SALE — Through its mortgage subsidiary, the Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of mortgage loans are included in noninterest income.

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

RECENT ACQUISITION

On July 15, 2003, the Company completed its acquisition of First Commerce Corporation of Charlotte, North Carolina. As of July 15, 2003, First Commerce had total assets of approximately $171,042,000 and operated three banking offices in the Charlotte-Gastonia-Rock Hill metropolitan statistical area. Under the terms of the transaction, the Company issued 543,217 shares of common stock and paid $9,829,749 in cash to First Commerce shareholders. The transaction was accounted for as a purchase and resulted in approximately $11,393,000 in intangible assets.

RESULTS OF OPERATIONS

The following discussion relates to operations for the year ended December 31, 2004 compared to the year ended December 31, 2003, the year ended December 31, 2003 compared to the year ended December 31, 2002, and the year ended December 31, 2002 compared to the year ended December 31, 2001.

2004 COMPARED TO 2003

In 2004, the Company earned $12,718,220, or $0.94 per share, compared to $15,307,893, or $1.13 per share, in 2003. The earnings provided returns on average assets of 1.28% in 2004 compared to 1.78% in 2003 and returns on average equity of 9.02% in 2004 compared to 11.40% in 2003. The earnings decrease was primarily attributable to lower profits from mortgage operations, higher provisions for loan losses and increased overhead expenses, which were partially offset by higher net interest income.

The Company’s net interest income increased $2,851,219, or 7.25%, during 2004 compared to 2003. This increase was primarily because of increases in net interest income from new volumes, which were only partially offset by lower net interest income resulting from lower interest rates. The Company’s net interest margin averaged 4.70% for the year-to-date period, down from 5.06% for 2003. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Higher loan volumes resulted in higher interest income for 2004. Interest income for 2004 increased $4,569,713, or 9.01%, from 2003 primarily because of growth in interest income from higher volumes of commercial loans, which was only partially offset by reduced interest income due to lower rates on both loans and investments in general. Interest and fees on loans increased $5,458,018, or 14.11%, due to higher average volumes during the year. Yields on loans averaged 6.36% for 2004, down from 6.79% for 2003. The prime rate averaged 4.31% during 2004 compared to 4.13% during 2003. Gross loans averaged $762,994,754 in 2004 compared to $654,288,794 in 2003, an increase of $108,705,960, or 16.61%. Average loans of the Bank were $731,856,005 compared to $612,278,824 in 2003, an increase of $119,577,181, or 19.53%, while average loans of Granite Mortgage were $31,138,749 compared to $42,009,970 in 2003, a decrease of $10,871,221, or 25.88%. The Bank’s average loans in 2004 reflected a full year of the volumes added by the new banking offices opened or acquired during 2003, while the 2003 average loans reflected a partial year of the added loan volumes. The decline in Granite Mortgage’s average loans resulted from mortgage originations of approximately $280,898,000 in 2004 compared to approximately $421,174,000 in 2003. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $501,545, or 8.04%, due to higher average volumes during the period. The yield on investment securities and overnight investments declined to 5.00% in 2004 from 5.06% in 2003. Investment security yields declined 41 basis points when comparing 2004 and 2003. The decline in yield did not offset the increase in interest income resulting from higher average volumes of investment securities and overnight investments. Average securities and overnight investments were $161,737,648 compared to $153,042,239 in 2003, an increase of $8,695,409, or 5.68%.

Interest expense increased $1,718,494, or 15.09%, primarily because of higher interest expense from higher volumes of interest-bearing liabilities, which was partially offset by lower rates on interest-bearing deposits. Rates on interest-bearing deposits averaged 1.73% for 2004, down from 1.83% for 2003. Interest-bearing deposits averaged $617,538,254 in 2004 compared to $530,436,580 in 2003, an increase of $87,101,674, or 16.42%. NOW deposits averaged $117,153,841 compared to $94,337,036 in 2003, an increase of $22,816,805, or 24.19%. Money market deposits averaged $152,453,153 in 2004 compared to $115,633,923 last year, an increase of $36,819,230, or 31.84%. Time deposits averaged $321,027,297 compared to $294,163,967 for the same periods, an increase of $26,863,330, or 9.13%. The Bank’s average deposits in 2004 reflected a full year of the volumes added by the new banking offices opened or acquired during 2003, while the 2003 averages reflected a partial year of the added deposit volumes. Overnight and other borrowings averaged $99,420,084 compared to $79,683,758 in 2003, an increase of $19,736,326, or 24.77%. Overnight borrowings averaged $35,575,198 compared to $17,762,252 in 2003, an increase of $17,812,946, or 100.29%. Other borrowings averaged $63,844,886 compared to $61,921,506 in 2003, an increase of $1,923,380, or 3.11%, primarily due to $5,000,000 in trust preferred debt outstanding the full-year in 2004 compared to less than six months in 2003. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Although the economy in the Catawba Valley region of the Company’s market area began to show signs of slight improvement, levels of nonperforming loans remained high and the credit quality of nonperforming loans further deteriorated, so management believed it prudent to charge operations in the amount of $5,439,160 in 2004 compared to $4,764,010 in 2003, to provide for future losses related to uncollectible loans.

While net charge-offs in 2004 were substantially lower than the unusually high level in 2003, the volume of net charge-offs in 2004 more closely approached the Company’s longer-term average volumes of net charge-offs. Charge-offs, net of recoveries, in 2004 were $2,573,044, a decrease of $2,089,215 from net charge-offs of $4,662,259 in 2003. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented below, nonperforming asset levels as presented below, and loans with higher risk grades. Nonperforming loans totaled $10,861,104 at the end of 2004 compared with $11,332,793 at the end of 2003. The amount of loans with the three highest risk grades totaled $14,245,082 at December 31, 2004 as compared with $12,046,107 at December 31, 2003. Some portions of the Bank’s local Catawba Valley economy are beginning to show signs of growth and the new markets should continue to help diversify the Bank’s loan base, but it is difficult to determine if or when the Catawba Valley economy will return to its former strength.

For 2004, total noninterest income was $11,256,723, down $3,181,017, or 22.03%, from $14,437,740 earned in 2003, primarily because of lower fees from mortgage originations. Fees on deposit accounts were $5,359,206 during 2004, down $177,848, or 3.219%, from $5,537,054 in 2003. Also, other service fees and commissions were $797,961, down $139,826, or 14.91%, from $937,787 in 2003, primarily due to lower fee income from sales of annuities, which decreased $88,176. A rise in mortgage rates in 2004 decreased mortgage origination activity. Mortgage origination fee income was $3,844,297 for 2004, down $3,047,874, or 44.22%, from $6,892,171 earned in 2003. Mortgage loans originated during 2004 and 2003 were approximately $280,898,000 and $421,174,000, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. There were no significant gains or losses on sales of securities in 2004 or 2003. Although management continued to emphasize other nontraditional banking services, 2004 income from the sales of annuities and life insurance fell short of Company goals.

Total noninterest expenses were $29,114,940 during 2004, up $3,252,483, or 12.58%, from $25,862,457 in 2003. The changes in the various overhead categories included costs associated with higher operating expenses of the Bank, partially offset by lower cost of mortgage origination activities. Total personnel costs, the largest of the overhead expenses, were $17,898,831 during 2004, up $1,427,550, or 8.67%, from $16,471,281 in 2003. Of the $1,427,550 increase, $2,843,432 of increased personnel cost of banking operations were partially offset by a $1,415,892 reduction in the personnel cost of mortgage operations.

Noninterest expenses other than for personnel increased 19.43% to $11,216,109 during 2004 from the $9,391,176 incurred in 2003. Of the $1,824,933 increase, the Bank’s nonpersonnel costs increased $1,735,024, while Granite Mortgage’s nonpersonnel costs decreased $85,653. Occupancy expenses were $1,729,986 in 2004, up $524,180, or 43.47%, from $1,205,806 in 2003, primarily reflecting the additional costs associated with a full year of occupancy cost in the Bank’s new markets in 2004 compared to less than a full year of such costs in 2003 and higher occupancy cost associated with mortgage operations. Equipment costs rose to $1,958,106 during 2004, up $570,128, or 41.08%, from $1,387,978 in 2003, as both the Bank and Granite Mortgage invested in the technology needed to support expanded market operations. Other noninterest expenses were $7,528,017 in 2004, up $730,625, or 10.75%, from $6,797,392 in 2003. Of the $730,625 increase in other noninterest expenses, $818,214 in increased cost related to banking operations and $175,562 in increased general corporate cost were partially offset by $263,151 in decreased cost related to mortgage operations. Income tax expenses were $6,142,307 in 2004, down $1,667,758, or 21.35%, from $7,810,065 in 2003. The effective tax rates were 32.57% and 33.78% for 2004 and 2003, respectively, with the decrease in 2004 being primarily attributable to lower relative levels of income taxable at the statutory tax rates.

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

The Company’s net interest income increased $4,398,581, or 12.60%, during 2003 compared to 2002. This increase was primarily because increases in net interest income from new volumes were only partially offset by lower net interest income resulting from lower interest rates. The Company’s net interest margin averaged 5.06% for 2003, down from 5.50% for 2002. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Higher loan volumes led to higher interest income for 2003. Interest income for 2003 increased $4,985,650, or 10.91%, from 2002 primarily because of the growth in interest income from higher volumes of commercial and mortgage loans, which was only partially offset by reduced interest income due to lower rates on both loans and investments in general. Interest and fees on loans increased $5,781,538, or 14.95%, due to higher average volumes and rates during the year. Yields on loans averaged 6.79% for 2003, down from 7.34% for 2002. The prime rate averaged 4.13% during 2003 compared to 4.69% during 2002. Gross loans averaged $654,288,794 in 2003 compared to $526,758,803 in 2002, an increase of $127,529,991, or 24.21%. Average loans of the Bank were $612,278,824 compared to $504,520,592 in 2002, an increase of $107,758,232, or 21.36%, while average loans of Granite Mortgage were $42,009,970 compared to $22,238,211 in 2002, an increase of $19,771,759, or 88.91%. The growth in the Bank’s average loans was effected by $115,427,028 in loans acquired on July 15, 2003 from First Commerce and $40,963,425 in loans originated by the other Bank offices opened during 2003, although these loan volumes were included in the Bank’s averages for only a portion of the year. The growth in Granite Mortgage’s average loans resulted from mortgage originations of approximately $421,174,000 in 2003 compared to approximately $271,267,000 in 2002. Declining rates generally cause an increase in mortgage refinancings and, to a lesser extent, mortgage originations. Interest on securities and overnight investments decreased $795,888, or 11.31%, due to lower average yields earned during the period. The yield on investment securities and overnight investments declined to 5.06% in 2003 from 6.27% in 2002. Investment security yields declined 98 basis points when comparing 2003 and 2002. The decline in the yield more than offset the increase in the average balances for investment securities and overnight investments. Average securities and overnight investments were $153,042,239 compared to $139,926,649 last year, an increase of $13,115,590, or 9.37%. The Bank acquired investment securities of $27,240,789 in the First Commerce acquisition, which effected average investment balances for the last six months of 2003.

Interest expense increased $587,069, or 5.43%, primarily because higher interest expense from higher volumes of interest-bearing liabilities was partially offset by lower interest expense from lower rates on interest-bearing deposits and other borrowings. Rates on interest-bearing deposits averaged 1.83% for 2003, down from 2.26% for 2002. Interest-bearing deposits averaged $530,436,580 in 2003 compared to $429,933,109 in 2002, an increase of $100,503,471, or 23.38%. NOW deposits averaged $94,337,036 compared to $83,761,379 in 2002, an increase of $10,575,657, or 12.63%. Money market deposits averaged $115,633,923 in 2003 compared to $53,107,539 in 2002, an increase of $62,526,384, or 117.74%. Time deposits averaged $294,163,967 compared to $266,835,606 for the same periods, an increase of $27,328,361, or 10.24%. The growth in the Bank’s average deposits was effected by $131,068,621 in deposits acquired on July 15, 2003 from First Commerce and $10,002,597 in deposits received by the other Bank offices opened during 2003, although these deposit volumes were included in the Bank’s averages for only a portion of the year. Overnight and other borrowings averaged $79,683,758 compared to $53,980,926 in 2002, an increase of $25,702,832, or 47.61%. Overnight borrowings averaged $17,762,252 compared to $33,426,013 in 2002, a decrease of $15,663,761, or 46.86%, reflecting a decrease of $17,215,106, or 85.81%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $1,551,345, or 11.61%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $61,921,506 compared to $20,554,913 in 2002, an increase of $41,366,593, or 201.25%, reflecting an increase of $20,463,181, or 1131.68%, in average borrowings of the Bank and an increase of $18,588,344, or 99.16%, in temporary borrowings of Granite Mortgage primarily due to higher mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage. Included in average borrowings for the last six months of the year were $27,000,000 in borrowings assumed in the acquisition of First Commerce.

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

NET INTEREST INCOME

Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company’s earnings. It is management’s on-going policy to optimize net interest income. Net interest income totaled $42,157,904, $39,306,685, and $34,908,104 for 2004, 2003 and 2002 respectively, representing an increase of 7.3% for 2004 over 2003, an increase of 12.6% for 2003 over 2002, and an increase of 6.3% for 2002 from 2001. Interest rate spreads have been at least 4.25% over the last three years, and the Company continues efforts to optimize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2004			2003			2002
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$762,995	6.36%	$48,524	$654,289	6.79%	$44,456	$526,759	7.34%	$38,674
Taxable securities	104,334	4.06%	4,232	81,384	4.11%	3,342	68,745	5.54%	3,811
Nontaxable securities (2)	56,849	6.77%	3,851	62,565	6.89%	4,310	70,271	7.04%	4,946
Federal funds sold	555	1.26%	7	9,093	1.07%	97	910	1.10%	10

Total interest-earning assets	924,733	6.12%	56,614	807,331	6.47%	52,205	666,685	7.12%	47,441

Cash and due from banks	26,103			24,487			22,045
All other assets	42,185			30,052			19,509

Total assets	$993,021			$861,870			$708,239

Liabilities and shareholders’ equity
NOW deposits	$117,154	0.82%	958	$94,337	0.65%	615	$83,761	0.53%	443
Money market deposits	152,453	1.70%	2,587	115,634	1.79%	2,066	53,108	2.07%	1,097
Savings deposits	26,904	0.16%	42	26,302	0.14%	38	26,229	0.43%	112
Time deposits of $100,000 or more	142,261	2.55%	3,622	160,781	2.16%	3,471	121,644	2.91%	3,536
Other time deposits	178,766	1.96%	3,503	133,383	2.64%	3,524	145,192	3.12%	4,530

Interest-bearing deposits	617,538	1.73%	10,712	530,437	1.83%	9,714	429,934	2.26%	9,718
Overnight borrowings	35,575	1.39%	493	17,762	1.26%	224	33,426	1.91%	638
Other borrowings	63,845	2.98%	1,903	61,922	2.34%	1,451	20,555	2.17%	446

Total interest-bearing liabilities	716,958	1.83%	13,108	610,121	1.87%	11,389	483,915	2.23%	10,802

Noninterest-bearing deposits	128,942			109,834			93,848
Other liabilities	6,098			7,612			4,429
Shareholders’ equity	141,023			134,303			126,047

Total liabilities and shareholders’ equity	$993,021			$861,870			$708,239

Net yield on earning assets and net interest income (2)(3)		4.70%	$43,506		5.06%	$40,816		5.50%	$36,639

Interest rate spread (4)		4.29%			4.60%			4.89%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2004, 2003 and 2002.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2004 compared to 2003			2003 compared to 2002
	Change			Change
	Attributable to			Attributable to
dollars in thousands	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$7,150	$(3,082)	$4,068	$9,014	$(3,232)	$5,782
Taxable securities	937	(47)	890	610	(1,079)	(469)
Nontaxable securities	(390)	(69)	(459)	(537)	(99)	(636)
Federal funds sold	(99)	9	(90)	89	(2)	87

Interest-earning assets	$7,598	$(3,189)	$4,409	$9,176	$(4,412)	$4,764

NOW deposits	$168	$175	$343	$62	$110	$172
Money market deposits	641	(120)	521	1,204	(235)	969
Savings deposits	1	3	4	—	(74)	(74)
Time deposits of $100,000 or more	(436)	587	151	991	(1,056)	(65)
Other time deposits	1,044	(1,065)	(21)	(340)	(666)	(1,006)

Interest-bearing deposits	1,418	(420)	998	1,917	(1,921)	(4)
Overnight borrowings	236	33	269	(248)	(166)	(414)
Other borrowings	51	401	452	933	72	1,005

Interest-bearing liabilities	$1,705	$14	$1,719	$2,602	$(2,015)	$587

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2004 and 2003, such unfunded commitments to extend credit were $138,012,770 and $120,746,272, respectively, while commitments in the form of standby letters of credit totaled $4,580,138 and $6,133,695, respectively.

The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the Nasdaq Stock Market®, the stock market on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing its subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. During 2004, the Company repurchased 369,720 shares of its common stock at an average price of $20.12.

Granite Mortgage arranges for the sale of most of the mortgage loans it originates after the mortgage loan closes, rather than obtaining purchase commitments from mortgage investors at the time the mortgage commitment is made to the mortgage customer. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of December 31, 2004, Granite Mortgage held $14,605,060 in open mortgage-backed security commitments with an estimated market value of $14,508,827, an unrealized loss of $96,233. For 2004, there were realized losses on hedged mortgage loan commitments of $824,204 and realized losses of $126,924 on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage production also believes that this management method increases production efficiencies.

Through its 2003 acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006.

Except for the hedging strategy, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2004, payments due under such operating lease arrangements are $896,264 in 2005, $1,380,681 in the years 2006 through 2007, $1,029,709 in the years 2008 through 2009 and $1,451,978 in the years 2010 and thereafter. Further discussions are included under “Off-Balance Sheet Arrangements” below.

Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. As of December 31, 2004, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $607,600,241, or 81.0%, of the Bank’s total deposits.

The other principal method of funding used by the Bank is through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2004, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2004, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $8,250,000 with the Federal Reserve Bank. As of December 31, 2004, the Bank had no securities pledged to the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2004, the Bank had the capacity to borrow approximately $100,175,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans. Overnight borrowings were $71,748,432 as of December 31, 2004, an increase of $46,543,261 from the $25,205,171 in overnight borrowings at December 31, 2003, as the Bank temporarily funded its loan growth, which outpaced its deposit growth, with overnight borrowings.

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2004 and 2003, this line of credit was $40,000,000 and $50,000,000, of which $29,478,614 and $26,107,383, respectively, were outstanding at year end. Granite Mortgage requests of credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated, and the Company serves as guarantor on this borrowing.

The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which expires June 30, 2006. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2004 and 2003, the Company had not borrowed any funds against this line of credit.

The majority of the Company’s deposits are rate-sensitive instruments with rates which tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to optimize net interest income while maintaining a stable deposit base. Because the Company has historically relied on deposits from its local market areas as its primary sources of funding, it has not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, the Company does realize the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2004

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
dollars in thousands	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$3,577			$3,577		$3,577
Securities (at amortized cost) (1):
U.S. Treasury				—	$5,250	5,250
U.S. Government agencies	2,700	$—	—	2,700	77,744	80,444
States and political subdivisions	2,260	3,686	—	5,946	48,174	54,120
Other (including equity securities)		—	—	—	18,243	18,243
Loans (gross):
Real estate — Construction	98,395	939	628	99,962	5,149	105,111
Real estate — Mortgage	356,345	4,035	5,182	365,562	55,298	420,860
Commercial, financial and agricultural	198,964	1,676	3,362	204,002	19,603	223,605
Consumer	4,471	407	1,032	5,910	23,105	29,015
All other	—	—	120	120	584	704
Mortgages held for sale	21,554	—	—	21,554	—	21,554

Total interest-earning assets	$688,266	$10,743	10,324	$709,333	$253,150	$962,483

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$147,368			$147,368		$147,368
Money market accounts	161,141			161,141		161,141
Time deposits of $100,000 or more	58,241	$31,152	22,323	111,716	$30,545	142,261
Other time deposits	34,650	38,244	47,052	119,946	51,467	171,413
Overnight borrowings	71,748			71,748		71,748
Other borrowings	32,586	10,000	6,000	48,586	15,000	63,586

Total interest-bearing liabilities	$505,734	$79,396	75,375	$660,505	$97,012	$757,517

Interest sensitivity gap	$182,532	$(68,653)	(65,051)	$48,828
Cumulative interest sensitivity gap	182,532	113,879	48,828	48,828
Interest earning-assets as a percentage of interest-bearing liabilities	136%	14%	14%	107%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

The Company uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under gradual interest rate changes and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.”

The following table summarizes the estimated theoretical impact on the Company’s tax equivalent net interest income from a gradual interest rate increase and decrease of 3%, prorated over a twelve-month period, and from hypothetical immediate and sustained interest rate increases and decreases of 1%, 2%, 3% and 4%, as compared to the estimated theoretical impact of rates remaining unchanged. The theoretical effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates. While such simulation modeling is useful in estimating interest rate risk inherent in the Company’s asset and liability positions, it is of limited usefulness because it does not take into account the asset and liability mix decisions and pricing strategies management would undertake in response to the depicted rate changes.

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-month Periods Following
	December 31, 2004		December 31, 2003
dollars in thousands	Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

+3%	$47,196	4.2%	$43,839	5.4%
0%	45,279	0.0%	41,599	0.0%
-3%	40,176	-11.3%*	36,083	-13.3%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$48,110	10.5%	$45,953	16.1%
+3%	47,032	8.1%	44,355	12.0%
+2%	45,909	5.5%	42,720	7.9%
+1%	44,703	2.7%	41,098	3.8%
0%	43,520	0.0%	39,596	0.0%
-1%	39,492	-9.3%	36,189	-8.6%
-2%	36,386	-16.4%	32,264	-18.5%*
-3%	33,592	-22.8%*	28,737	-27.4%*
-4%	30,438	-30.1%*	25,789	-34.9%*

*	The Federal Reserve’s overnight federal funds rate target was 2.25% at December 31, 2004 and 1.00% at December 31, 2003. Since it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions equal to or exceeding the overnight federal funds target rate.

     The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

As of December 31, 2004

	Within	One to	Five
	One	Five	Years or
dollars in thousands	Year	Years	More	Total
Real estate — Construction	$35,259	$46,252	$23,600	$105,111
Real estate — Mortgage	73,607	228,053	119,200	420,860
Commercial, financial and agricultural	136,025	77,354	10,226	223,605
Consumer	4,666	23,632	717	29,015
All other	439	265	—	704

Total	$249,996	$375,556	$153,743	$779,295

Predetermined rate, maturity greater than one year	$—	$85,554	$9,851	$95,405
Variable rate or maturing within one year	249,996	290,001	143,893	683,890

Total	$249,996	$375,555	$153,744	$779,295

The Company’s rate paid on interest-bearing deposits declined to 1.73% in 2004 compared to 1.83% in 2003. The Company’s deposit growth was primarily reflected in transaction deposits, which increased $35,252,860.

Rate sensitive consumers chose to place funds in transaction deposit accounts because of increased liquidity and lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company’s growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.

AVERAGE DEPOSITS
for the years ended December 31,

dollars in thousands	2004	2003	2002
Non-interest-bearing demand deposits	$128,942	$109,834	$93,848
Interest-bearing demand deposits	269,607	209,971	136,869
Savings deposits	26,904	26,302	26,229
Time deposits	321,027	294,164	266,836

Total	$746,480	$640,271	$523,782

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2004 totaled approximately $142,261,000. The following table presents the maturities of these time deposits of $100,000 or more.

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2004

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$58,241	$31,152	$22,323	$111,716	$30,545	$142,261

CAPITAL RESOURCES

Funding for the future growth and expansion of the Company is dependent upon earnings of the Company’s subsidiaries. As of December 31, 2004, the Company’s ratio of total capital to risk-adjusted assets was 17.25%. The Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations. The Company currently plans no significant capital expenditures in 2005.

LOANS

Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank generally considers its primary markets to be Burke, Caldwell, Catawba, Mecklenburg, Watauga and Wilkes counties of North Carolina. Granite Mortgage considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina and Hilton Head Island, South Carolina. Total loans at December 31, 2004 were $778,137,430, which compares with $715,844,632 at December 31, 2003, for an increase of $62,292,798 or 8.70%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. The Company has a diversified loan portfolio with no concentrations to any one borrower, industry or market region. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.

LOANS
As of December 31,

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate - Construction	$105,111	13.5%	$90,176	12.6%	$75,383	14.1%	$72,418	14.2%	$62,093	13.8%
Mortgage	420,860	54.0%	377,956	52.7%	245,496	46.0%	243,067	47.4%	200,945	44.5%
Commercial, financial and agricultural	223,605	28.7%	211,477	29.5%	175,409	32.9%	166,980	32.7%	156,297	34.6%
Consumer	29,015	3.7%	35,981	5.0%	37,046	6.9%	28,441	5.6%	31,501	7.0%
All other	704	0.1%	1,206	0.2%	449	0.1%	282	0.1%	248	0.1%

Total loans	779,295	100.0%	716,796	100.0%	533,783	100.0%	511,188	100.0%	451,084	100.0%

Deferred origination fees, net	(1,158)		(951)		(860)		(777)		(685)

Total loans, net of deferred fees	$778,137		$715,845		$532,923		$510,411		$450,399

Real estate loans comprised 67.5% of the portfolio in 2004 compared to 65.3% in 2003. Commercial loans comprised 28.7% of the portfolio in 2004 compared to 29.5% in 2003, while consumer loans comprised 3.7% in 2004 compared to 5.0% in 2003. Commercial loans of $223,605,232, consumer loans of $29,014,711 and real estate mortgage loans of $420,860,460 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business or the borrower. Real estate construction loans of $105,110,671 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing.

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

NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

dollars in thousands	2004	2003	2002	2001	2000
Nonperforming assets
Nonaccrual loans	$6,634	$8,115	$3,265	$2,944	$1,502
Loans past due 90 days or more and still accruing interest	4,227	3,218	1,153	1,769	1,983
Foreclosed properties	1,280	1,775	1,203	323	134

Total	$12,141	$13,108	$5,621	$5,036	$3,619

Nonperforming loans to total loans	1.40%	1.58%	0.83%	0.97%	0.79%
Allowance for loan losses to nonperforming loans	125.82%	95.29%	199.98%	136.35%	182.26%
Nonperforming loans to total assets	1.05%	1.17%	0.60%	0.66%	0.53%
Nonperforming assets to total assets	1.18%	1.35%	0.76%	0.70%	0.55%

Certain loans are classified as nonaccrual, meaning that interest is not being accrued on these instruments. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time. The recorded accrued interest is also reversed or charged off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The decline in nonperforming assets as of December 31, 2004 was primarily attributable to the repayment of $2,894,000 nonaccruing loan, which was substantially offset by other loans added to nonaccruing status during 2004 and an increase in loans past due 90 days or more and still accruing interest.

The Company’s investment in impaired loans for the past five years ended December 31 was as follows:

IMPAIRED LOANS
As of December 31,

dollars in thousands	2004	2003	2002	2001	2000
Investment in impaired loans:
Impaired loans still accruing interest	$5,237	$3,114	$1,890	$1,274	$545
Accrued interest on accruing impaired loans	116	90	56	38	24
Impaired loans not accruing interest	6,634	8,115	3,265	2,944	1,502
Accrued interest on nonaccruing impaired loans	151	215	127	131	53
Total investment in impaired loans	$12,138	$11,534	$5,338	$4,387	$2,124

Loan loss allowance related to impaired loans	$4,325	$2,412	$2,196	$1,372	$1,010

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2004 and 2003, the recorded investment in loans that were considered to be impaired, including accrued interest, was $12,137,624 ($6,784,846 of which was on a nonaccrual basis) and $11,534,862 ($8,330,334 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2004 and 2003 was not significantly different from the balance at December 31, 2004 and 2003. The related allowance for loan losses for these loans was $4,324,669 and $2,412,366 at December 31, 2004 and 2003, respectively. The allowance for impaired loans increased $1,912,303, or 79.27%, while the total balance of impaired loans increased $602,762, or 5.23%. This disparity is primarily attributable to the further deterioration in the credit quality of loans previously categorized as impaired. The loan loss allowance related to impaired loans was 35.63% as of December 31, 2004 compared to 20.91% as of December 31, 2003. For the years ended December 31, 2004, 2003 and 2002, the Bank recognized interest income on those impaired loans of approximately $266,829, $305,865 and $183,405, respectively.

For the years ended December 31, 2004 and 2003, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was approximately $408,114 and $294,726, respectively, while the interest recognized on such loans was $65,024 and $197,453, respectively. For the year ended December 31, 2002, management determined that the gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms and the amount of interest income on those loans that was included in net income was not material to the Company’s earnings.

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

Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Bank’s Board of Directors. The Bank’s Board of Directors also reviews, on a monthly basis, an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.

Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued unfavorable economic trends in the Catawba Valley region of the Company’s market area and due to continued high levels of nonperforming loans resulting from the weakened local economy, management believed it prudent to charge operations in the amounts of $5,439,160 in 2004 compared to $4,764,010 in 2003 and $3,492,382 in 2002 to provide for future losses related to uncollectible loans. At December 31, 2004, the loan loss reserve was 1.79% of net loans outstanding compared to 1.53% as of December 31, 2003. Approximately $685,000 of the provision for loan losses was attributable to loan growth, while $4,754,000 was attributable to declining credit quality.

The following table presents an analysis of changes in the allowance for loan losses for years indicated.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES for the years ended December 31,

dollars in thousands	2004	2003	2002	2001	2000
Balance at beginning of year	$10,799	$8,835	$6,426	$6,352	$4,747

Loans charged off:
Real estate	930	1,616	329	1,474	1,305
Commercial, financial and agricultural	1,040	2,275	538	2,123	613
Credit cards and related plans	88	41	57	19	13
Installment loans to individuals	683	767	260	468	280
Demand deposit overdraft program	297	389	371	417	395

Total charge-offs	3,038	5,088	1,555	4,501	2,606

Recoveries of loans previously charged off:
Real estate	24	3	78	52	89
Commercial, financial and agricultural	70	176	168	53	80
Credit cards and related plans	4	5	2	5	3
Installment loans to individuals	220	71	59	39	82
Demand deposit overdraft program	147	170	165	209	63

Total recoveries	465	425	472	358	317

Net charge-offs	2,573	4,663	1,083	4,143	2,289

Additions charged to operations	5,439	4,764	3,492	4,217	3,894

Allowance of loans acquired in purchase transaction	—	1,863	—	—	—

Balance at end of year	$13,665	$10,799	$8,835	$6,426	$6,352

Ratio of net charge-offs during the year to average loans outstanding during the year	0.35%	0.75%	0.21%	0.86%	0.54%
Allowance coverage of net charge-offs	531.08%	231.62%	814.81%	155.15%	277.55%
Allowance as a percentage of gross loans	1.76%	1.51%	1.66%	1.32%	1.43%
Allowance as a percentage of net loans	1.79%	1.53%	1.69%	1.33%	1.45%

The allowance for loan losses acquired in the purchase transaction represents general loan loss reserves. Any specific reserves were evaluated and recorded in the fair value adjustment for the applicable loan.

The following table presents the allocation of the allowance for loan losses by category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$5,782	67.5%	$4,602	65.3%	$3,564	60.1%	$2,397	61.6%	$2,399	58.3%
Commercial, financial and agricultural	6,759	28.7%	5,226	29.5%	4,410	32.9%	3,306	32.7%	3,144	34.6%
Consumer	617	3.7%	684	5.0%	649	6.9%	540	5.6%	626	7.0%
All other loans	—	0.1%	—	0.2%	—	0.1%	—	0.1%	—	0.1%
Unallocated	507	n/a	287	n/a	212	n/a	183	n/a	183	n/a

Total loans	$13,665	100.0%	$10,799	100.0%	$8,835	100.0%	$6,426	100.0%	$6,352	100.0%

The allowance for loan losses was 1.76%, 1.51% and 1.66% of loans outstanding at December 31, 2004, 2003 and 2002, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.35%, 0.75% and 0.21% at December 31, 2004, 2003 and 2002, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.

Charge-offs in 2004 were $3,038,449, of which $1,040,391 were related to commercial loans in default. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $14,245,082 at December 31, 2004 as compared with $12,046,107 at December 31, 2003 and $6,554,602 at December 31, 2002.

INVESTMENT SECURITIES

The Company invests in securities as permitted under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities and certain derivatives, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities.

The Company’s investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by the Company’s Asset/Liability Committee (“ALCO”), which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies.

Investment strategies are established by the ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

At December 31, 2004, the securities classified as available for sale, carried at market value, totaled $107,358,249, with an amortized cost of $106,854,579, compared to a December 31, 2003 total market value of $97,666,795 with an amortized cost of $96,284,809. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Government agencies with an average life of 3.7 years and other bonds, notes and debentures with an average life of 17.6 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $51,201,793, with a market value of $53,527,673 at December 31, 2004. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of securities of U.S. Government agencies with an average life of 11 days and municipal bonds with an average life of 4.3 years. During 2004, $40,082,048 in securities matured and $5,885,000 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.

CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2004

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. Treasury			$5,250	3.33%
U.S. government agency			74,741	3.68%	$3,003	4.84%
State and political subdivisions (2)					2,342	5.11%	$3,276	5.89%
Other			200	7.13%			8,370	6.17%

Total			$80,191	3.67%	$5,345	4.96%	$11,646	6.09%

Held to maturity:
U.S. government agency	$2,700	5.73%
State and political subdivisions (2)	5,946	6.66%	$25,104	6.70%	$13,849	6.77%	$3,603	7.39%

Total	$8,646	6.37%	$25,104	6.70%	$13,849	6.77%	$3,603	7.39%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2004.

The following table provided information regarding the composition of the Company’s investment securities portfolio at the end of each of the past three years.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

dollars in thousands	2004	2003	2002
Available for sale (at estimated fair value):
U.S. Treasury	$5,238	$5,372	$—
U.S. government agency	77,410	68,783	45,281
State and political subdivisions	5,606	5,594	—
Other	19,104	17,918	6,983

Total	$107,358	$97,667	$52,264

Held to maturity (at amortized cost):
U.S. government agency	$2,700	$5,209	$5,225
State and political subdivisions	48,502	56,560	67,435

Total	$51,202	$61,769	$72,660

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2004

	Within	One to	Three to	Five
	One	Three	Five	Years or
dollars in thousands	Year	Years	Years	More	Total
Contractual Cash Obligations
Long-term borrowings	$14,000	$5,000		$15,000	$34,000
Operating lease obligations	896	1,381	$1,030	1,452	4,759

Total	$14,896	$6,381	$1,030	$16,452	$38,759

Other Commitments
Commitments to extend credit	$64,256	$25,293	$7,266	$41,198	$138,013
Standby letters of credit	4,708	87			4,795

Total	$68,964	$25,380	$7,266	$41,198	$142,808

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts. In addition, the Company has off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2004 and 2003, such unfunded commitments to extend credit were $138,012,770 and $120,746,272, respectively, while commitments in the form of standby letters of credit totaled $4,580,138 and $6,133,695, respectively. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity And Market Risks” above and under Note 1 “Summary Of Significant Accounting Policies,” Note 17 “Commitments And Contingencies,” Note 18 “Fair Value Of Financial Instruments” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

RELATED PARTY TRANSACTIONS

The Company has no material related party transactions. The Company may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are in compliance with applicable banking regulations and federal securities laws.

SEGMENT RESULTS

The Company’s operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on the Company’s existing organizational structure. See Note 20 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and reporting practices utilized by the Company to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.

Community Banking

The Community Banking segment was comprised of 20 banking offices at the end of 2004, up from 19 banking offices at December 31, 2003. Net interest income from Community Banking activities totaled $38,754,743 in 2004, an increase of $4,392,466 or 12.78%, compared to 2003. Net interest income in 2003 increased $2,778,327, or 8.09%, compared to 2002.

The 2004 provision for loan losses increased $667,150, or 14.00%, from 2003. This increase reflects the increase in levels of loans during 2004 with the three highest risk grades. The 2003 provision increased $1,341,628 or 39.20%, compared to 2002.

Noninterest income produced from Community Banking customers decreased $152,326, or 2.01% in 2004 from the noninterest income produced in 2003. Comparing 2003 to 2002, noninterest income increased $23,948, or 0.32%. Noninterest expenses related to Community Banking activities increased $4,578,466, or 26.19%, because of the increased overhead expenses, in particular personnel expenses, associated with a full year of operations of the new banking offices opened or acquired during 2003. Comparing 2003 to 2002, noninterest expense increased $2,569,930, or 17.24%.

The provision for income taxes allocated to the Community Banking segment decreased $527,832, or 8.36%, because of a 5.11% decrease in pretax income and a lower effective tax rates. Effective tax rates decreased to 30.98% in 2004 from 32.07% in 2003. The 2003 provision for income taxes decreased $276,471, or 4.20%, compared to 2002 because of a decrease in pretax income partially offset by a higher effective tax rate.

Total identifiable assets for Community Banking increased $57,461,708, or 6.15%, to a total of $991,369,653, compared to 2003.

Mortgage Banking

The Company’s Mortgage Banking segment’s net income contracted during 2004 compared to 2003 because of higher mortgage interest rates. The Company’s mortgage originations totaled approximately $280,898,000 in 2004, down $140,276,000, or 33.31%, from originations of approximately $421,174,000 in 2003.

Net interest income for the Mortgage Banking segment totaled $3,673,497 in 2004, down $1,295,606, or 26.07%, compared to 2003. The 2003 amount reflected an increase of 51.09% when compared to net interest income in 2002. These 2004 decrease reflected the decline in mortgage originations as a result of higher mortgage interest rates during the period. The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan losses being relatively stable during the years ended December 31, 2004, 2003, and 2002. Noninterest income in 2004 decreased $3,047,874, or 44.22%, compared to 2003, also reflecting the 2004 decline in mortgage originations. Noninterest income in 2003 increased $2,942,817, or 74.51%, from 2002, as the result of record origination volumes in 2003.

Noninterest expenses incurred in 2004 within the Mortgage Banking segment decreased $1,501,545, or 18.49%, compared to 2003 as a result of lower costs associated with substantially lower origination activity. Comparing 2003 and 2002, noninterest expenses increased $2,964,198, or 57.49%, due to the unprecedented origination activity in 2003.

The provision for income taxes allocated to the Mortgage Banking segment decreased $1,139,926, or 76.173%, due to lower pretax income. For 2003, the provision for income taxes increased $691,643, or 85.93%, compared to 2002 due to the record mortgage origination activity in 2003.

Other

The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, trust preferred securities and shareholder communications, reporting and record keeping.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities and determined that these statutory business trusts should no longer be consolidated entities.

Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, they have not had, nor does management anticipate that they will have, a material effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of September 30, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 30, 2005. The Company will be required to adopt SFAS No. 123R in its second quarter of 2005 and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

INFLATION

Because the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Although the effect of inflation is normally not as significant as is the influence on those businesses that have large investments in plant and inventories, it does have an effect on the Company’s operations. In times of higher inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

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

ITEM 8 — FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

Begins on
Page
Report Of Independent Registered Public Accounting Firm	39

Financial Statements:

Consolidated Balance Sheets	40
December 31, 2004 and 2003

Consolidated Statements Of Income	41
Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements Of Comprehensive Income	42
Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements Of Changes In Shareholders’ Equity	43
Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements Of Cash Flows	44
Years Ended December 31, 2004, 2003 and 2002

Notes To Consolidated Financial Statements	46
Years Ended December 31, 2004, 2003 and 2002

Supplementary Financial Data:

Selected Quarterly Financial Data (Unaudited)	69
Years Ended December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Bank of Granite
Corporation Granite Falls, North
Carolina

We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP DELOITTE & TOUCHE LLP Hickory, North Carolina March 10,2005

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS:
Cash and cash equivalents (Notes 1 and 18):
Cash and due from banks	$27,993,385	$29,492,515
Interest-bearing deposits	3,577,447	4,103,319

Total cash and cash equivalents	31,570,832	33,595,834

Investment securities (Notes 1, 2 and 18):
Available for sale, at fair value (amortized cost of $106,854,579 and $96,284,809 at December 31, 2004 and 2003, respectively)	107,358,249	97,666,795

Held to maturity, at amortized cost (fair value of $53,527,673 and $65,275,625 at December 31, 2004 and 2003, respectively)	51,201,793	61,769,566

Loans (Notes 1, 3 and 18)	778,137,430	715,844,632
Allowance for loan losses (Notes 1 and 4)	(13,665,013)	(10,798,897)

Net loans	764,472,417	705,045,735

Mortgage loans held for sale (Note 1)	21,553,548	23,092,846

Premises and equipment, net (Notes 1, 5 and 10)	13,074,186	12,218,566
Accrued interest receivable	5,681,091	5,620,834
Investment in bank owned life insurance (Notes 1 and 9)	17,703,961	13,360,278
Intangible assets (Note 1)	11,227,365	11,420,092
Other assets	8,395,007	7,592,181

Total assets	$1,032,238,449	$971,382,727

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits (Notes 13 and 18):
Demand	$127,678,055	$136,978,161
NOW accounts	121,617,228	102,932,609
Money market accounts	161,140,509	135,045,811
Savings	25,750,982	25,977,333
Time deposits of $100,000 or more	142,261,311	160,780,970
Other time deposits	171,413,467	173,384,471

Total deposits	749,861,552	735,099,355
Overnight borrowings (Notes 11 and 18)	71,748,432	25,205,171
Other borrowings (Notes 12 and 18)	63,585,577	65,294,540
Accrued interest payable	1,388,929	1,296,539
Other liabilities	4,637,738	2,672,023

Total liabilities	891,222,228	829,567,628

COMMITMENTS AND CONTINGENCIES (Notes 10 and 17)

SHAREHOLDERS’ EQUITY (Notes 1, 7, 8 and 15):
Common stock, $1.00 par value, authorized - 25,000,000 shares; issued - 15,079,133 shares in 2004 and 14,993,493 shares in 2003; outstanding - 13,316,102 shares in 2004 and 13,600,182 shares in 2003	15,079,133	14,993,493
Additional paid-in capital	32,478,404	31,497,057
Retained earnings	125,178,824	119,081,744
Accumulated other comprehensive income, net of deferred income taxes of $200,867 and $551,097 at December 31, 2004 and 2003, respectively	245,076	768,645
Less: Cost of common stock in treasury; 1,763,031 shares in 2004 and 1,393,311 shares in 2003	(31,965,216)	(24,525,840)

Total shareholders’ equity	141,016,221	141,815,099

Total liabilities and shareholders’ equity	$1,032,238,449	$971,382,727

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INTEREST INCOME:
Interest and fees from loans	$44,151,806	$38,693,788	$34,972,976
Interest and fees from mortgage banking	4,372,182	5,762,032	3,701,306
Federal funds sold	6,747	96,598	10,453
Interest-bearing deposits	71,861	79,896	39,175
Investments:
U.S. Treasury	173,011	69,235	77,513
U.S. Government agencies	3,155,472	2,604,432	3,167,345
States and political subdivisions	2,502,988	2,801,332	3,215,203
Other	831,822	588,863	526,555

Total interest income	55,265,889	50,696,176	45,710,526

INTEREST EXPENSE:
Time deposits of $100,000 or more	3,622,035	3,471,492	3,535,887
Other time and savings deposits	7,090,697	6,243,594	6,181,936
Overnight borrowings	492,728	223,516	638,327
Other borrowed funds	1,902,525	1,450,889	446,272

Total interest expense	13,107,985	11,389,491	10,802,422

NET INTEREST INCOME	42,157,904	39,306,685	34,908,104
PROVISION FOR LOAN LOSSES (Notes 1 and 4)	5,439,160	4,764,010	3,492,382

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,718,744	34,542,675	31,415,722

OTHER INCOME:
Service charges on deposit accounts (Note 6)	5,359,206	5,537,054	5,402,290
Other service charges, fees and commissions	797,961	937,787	1,019,938
Mortgage banking income	3,844,297	6,892,171	3,949,354
Securities gains (Note 2)	14,347	8,533	3,170
Other	1,240,912	1,062,195	1,022,953

Total other income	11,256,723	14,437,740	11,397,705

OTHER EXPENSES:
Salaries and wages	14,668,944	13,881,228	10,338,438
Employee benefits (Note 9)	3,229,887	2,590,053	2,562,311
Occupancy expense, net	1,729,986	1,205,806	910,228
Equipment rentals, depreciation and maintenance (Notes 1 and 5)	1,958,106	1,387,978	1,388,672
Other (Note 6)	7,528,017	6,797,392	5,116,585

Total other expenses	29,114,940	25,862,457	20,316,234

INCOME BEFORE INCOME TAXES	18,860,527	23,117,958	22,497,193
INCOME TAXES (Note 1 and 7)	6,142,307	7,810,065	7,394,893

NET INCOME	$12,718,220	$15,307,893	$15,102,300

PER SHARE AMOUNTS (Notes 1 and 14):
Net income - Basic	$0.94	$1.14	$1.11
- Diluted	0.94	1.13	1.11
Cash dividends	0.49	0.46	0.41
Book value	10.59	10.43	9.56

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
NET INCOME	$12,718,220	$15,307,893	$15,102,300

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale	(878,316)	(265,303)	733,118
Less: Reclassification adjustment for gains included in net income	--	8,533	3,170
Unrealized gains (losses) on mortgage derivative instruments	7,529	(103,740)	—

Other comprehensive income (loss), before tax	(870,787)	(377,576)	729,948
Less: Changes in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(350,230)	(109,186)	291,057
Less: Changes in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	3,012	(41,496)	—

Other comprehensive income (loss), net of tax	(523,569)	(226,894)	438,891

COMPREHENSIVE INCOME	$12,194,651	$15,080,999	$15,541,191

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
COMMON STOCK, $1.00 par value
At beginning of year	$14,993,493	$14,420,986	$11,537,515
Par value of shares issued for First Commerce acquisition	—	543,217	—
Par value of shares issued under stock option plan	85,640	29,290	—
Transfer from surplus to common stock due to split	—	—	2,883,471

At end of year	15,079,133	14,993,493	14,420,986

ADDITIONAL PAID-IN CAPITAL
At beginning of year	31,497,057	20,694,133	23,577,604
Surplus of shares issued for First Commerce acquisition	—	10,417,467	—
Surplus of shares issued under stock option plan	848,108	310,671	—
Tax benefit from nonqualifying dispositions of stock option	133,239	74,786	—
Transfer from surplus to common stock due to split	—	—	(2,883,471)

At end of year	32,478,404	31,497,057	20,694,133

RETAINED EARNINGS
At beginning of year	119,081,744	109,982,826	100,492,853
Net income	12,718,220	15,307,893	15,102,300
Cash dividends	(6,621,140)	(6,208,975)	(5,594,799)
Cash paid for fractional shares	—	—	(17,528)

At end of year	125,178,824	119,081,744	109,982,826

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	768,645	995,539	556,648
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(528,086)	(164,650)	438,891
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	4,517	(62,244)	—

At end of year	245,076	768,645	995,539

COST OF COMMON STOCK IN TREASURY
At beginning of year	(24,525,840)	(18,650,642)	(11,383,304)
Cost of common stock repurchased	(7,439,376)	(5,875,198)	(7,267,338)

At end of year	(31,965,216)	(24,525,840)	(18,650,642)

Total shareholders’ equity (Notes 1, 7 and 15)	$141,016,221	$141,815,099	$127,442,842

Shares issued
At beginning of year	14,993,493	14,420,986	11,537,515
Shares issued for First Commerce acquisition	—	543,217	—
Shares issued under incentive stock option plans	85,640	29,290	—
Shares issued due to stock splits	—	—	2,883,471

At end of year	15,079,133	14,993,493	14,420,986

Common shares in treasury
At beginning of year	(1,393,311)	(1,087,312)	(550,430)
Common shares repurchased	(369,720)	(305,999)	(368,737)
Shares issued due to stock splits	—	—	(168,145)

At end of year	(1,763,031)	(1,393,311)	(1,087,312)

Total shares outstanding	13,316,102	13,600,182	13,333,674

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net Income	$12,718,220	$15,307,893	$15,102,300

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,344,432	895,421	984,695
Provision for loan loss	5,439,160	4,764,010	3,492,382
Investment security premium amortization, net	489,703	442,226	156,266
Acquisition discount accretion, net	(150,565)	(177,483)	—
Deferred income taxes	(1,517,901)	82,827	(1,159,425)
Losses (gains) on sales or calls of securities available for sale	—	2,698	(3,170)
Gains on calls of securities held to maturity	(14,347)	(11,231)	—
Net decrease in mortgage loans held for sale	1,643,060	9,043,168	—
Gains on disposal or sale of equipment	(1,500)	(38,255)	(2,157)
Loss (gain) on sale of other real estate	(77,310)	353,867	5,513
Increase (decrease) in taxes payable	1,191,228	(1,209,631)	175,045
Decrease (increase) in interest receivable	(60,257)	(227,882)	393,596
Increase (decrease) in interest payable	92,390	(333,949)	(657,129)
Increase in cash surrender value of bank owned life insurance	(598,683)	(489,038)	(390,493)
Decrease (increase) in other assets	437,418	(1,566,475)	(1,041,652)
Increase (decrease) in other liabilities	864,686	(3,445,394)	1,196,366

Net cash provided by operating activities	21,799,734	23,392,772	18,252,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	29,570,573	33,867,957	31,522,750
Proceeds from maturities, calls and paydowns of securities held to maturity	10,511,475	10,801,300	13,747,875
Proceeds from sales of securities available for sale	5,885,000	1,207,210	918,899
Purchases of securities available for sale	(46,444,401)	(53,855,273)	(11,351,809)
Net increase in loans	(65,194,466)	(72,391,674)	(55,773,417)
Increases (decreases) in unrealized gains or losses on hedged mortgage loan commitments	(96,233)	273,982	(273,982)
Increases (decreases) in unrealized gains or losses on contracts to sell mortgage-backed securities	—	(218,084)	218,084
Investment in bank owned life insurance	(3,745,000)	—	(514,000)
Capital expenditures	(2,277,650)	(2,409,757)	(737,018)
Proceeds from sales of fixed assets	72,807	235,909	1,399
Proceeds from sales of other real estate	835,424	967,105	164,471
Net cash received in acquisition	—	13,272,682	—

Net cash used by investing activities	(70,882,471)	(68,248,643)	(22,076,748)

See notes to consolidated financial statements.

(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002	(concluded from previous page)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	35,252,860	47,031,803	58,204,912
Net increase (decrease) in time deposits	(19,982,849)	9,200,623	(33,738,316)
Net increase (decrease) in overnight borrowings	46,543,261	8,148,807	(23,855,923)
Net increase (decrease) in other borrowings	(1,628,769)	(7,569,928)	22,420,202
Net proceeds from issuance of common stock	933,748	339,961	—
Dividends paid	(6,621,140)	(6,208,975)	(5,594,799)
Purchases of common stock for treasury	(7,439,376)	(5,875,198)	(7,267,338)
Cash paid for fractional shares	—	—	(17,528)

Net cash provided by financing activities	47,057,735	45,067,093	10,151,210

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(2,025,002)	211,222	6,326,599

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,595,834	33,384,612	27,058,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,570,832	$33,595,834	$33,384,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$13,015,595	$11,282,316	$11,459,551
Income taxes	5,014,227	8,929,881	8,379,273
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	—	2,883,471
Transfer from loans to other real estate owned	905,609	2,595,819	1,023,005

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION — Bank of Granite Corporation is a bank holding company with two wholly owned subsidiaries, Bank of Granite (the “Bank”), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and Granite Mortgage, Inc., formerly GLL & Associates, Inc., a mortgage banking company incorporated in North Carolina on June 24, 1985. Bank of Granite Corporation and its two subsidiaries, Bank of Granite and Granite Mortgage, Inc. are referred to herein collectively as the “Company.” On July 15, 2003, the Company acquired First Commerce Corporation and its wholly owned subsidiary, First Commerce Bank (referred to herein collectively as “First Commerce”), and merged First Commerce Bank into Bank of Granite on July 24, 2003. First Commerce Bank operated three banking offices in the Charlotte metropolitan area. The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills through the southern Piedmont areas of North Carolina through twenty banking offices. Granite Mortgage is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the central and southern Piedmont areas of North Carolina and Hilton Head Island, South Carolina, through fourteen mortgage offices. Granite Mortgage was acquired by Bank of Granite Corporation on November 5, 1997.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc. All significant intercompany accounts and transactions have been eliminated. All amounts reflect the July 15, 2003 acquisition of First Commerce Corporation, which was accounted for using the purchase method of accounting.

USE OF ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS — Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities.

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

REAL ESTATE ACQUIRED BY FORECLOSURE — Real estate acquired by foreclosure is stated at the lower of cost or fair value. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.

PREMISES AND EQUIPMENT AND OTHER LONG-LIVED ASSETS — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed by the straight-line method, are charged to operations over the properties’ estimated useful lives, which range from 25 to 50 years for buildings and 5 to 15 years for furniture and equipment or, in the case of leasehold improvements, the term of the lease if shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected future cash flows is less than the stated amount of the asset, an impairment loss is recognized for the difference between the fair value of the asset and its carrying amount.

GOODWILL AND OTHER INTANGIBLES — During 2003, the Company’s acquisition of First Commerce generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $463,918, net of accumulated amortization of $166,095, as of December 31, 2004. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $108,819 for the year ended December 31, 2004. Annual amortization expense is expected to range from approximately $97,000 in 2005 to $52,000 in 2009.

INCOME TAXES — Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.

INCOME AND EXPENSES — The Company uses the accrual method of accounting, except for immaterial amounts of loan income and other fees which are recorded as income when collected. The recognition of certain loan origination fee income and certain loan origination costs is deferred when such loans are originated and amortized over the life of the loan.

PER SHARE AMOUNTS — Per share amounts have been computed using both the weighted average number of shares outstanding of common stock for the purposes of computing basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share. See Note 14 for further information regarding the computation of earnings per share.

STOCK-BASED COMPENSATION — The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net income as reported	$12,718,220	$15,307,893	$15,102,300
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,991)	(170,543)	(63,248)

Pro forma net income	$12,677,229	$15,137,350	$15,039,052

Net income per share as reported — Basic	$0.94	$1.14	$1.11
— Diluted	0.94	1.13	1.11
Pro forma net income per share — Basic	0.94	1.13	1.11
— Diluted	0.94	1.12	1.11

The Company estimated aggregate option values of $6.00, $8.52 and $6.68 for 2004, 2003 and 2002, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2004	2003	2002
Risk-free rate	3.45%	3.45%	2.92%
Average expected term (years)	5.6 years	5.7 years	5.6 years
Expected volatility	41.04%	44.61%	44.63%
Expected dividend yield	2.61%	2.53%	2.28%
Expected turnover	8.96%	9.26%	2.07%

LOANS HELD FOR SALE AND DERIVATIVE FINANCIAL INSTRUMENTS — Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income in the consolidated statement of income. Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Granite Mortgage classifies its derivative financial instruments as a hedge of an exposure to changes in cash flow from forecasted transactions (sales of loans to third parties) (“cash flow hedge”). For a qualifying cash flow hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in other comprehensive income. For cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the cash flow of the hedged asset or liability. See Notes 17, 18 and 19 for further information regarding derivative financial instruments.

NEW ACCOUNTING STANDARDS — In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. As disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2003, the Company completed its assessment of the trust preferred securities (see Note 12) and determined that these statutory business trusts should no longer be consolidated entities. Accordingly, the statutory business trusts were reclassified to debt in accordance with FIN 46. The remaining provisions of FIN 46R did not have a material impact on the consolidated results of operations or consolidated financial condition of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, they have not had, nor does management anticipate that they will have, a material effect on either the Company’s consolidated financial position or consolidated results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of September 30, 2004, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 30, 2005. The Company will be required to adopt SFAS No. 123R in its second quarter of 2005 and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2004 and 2003 are as follows:

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2004:

U. S. Treasury due:
After 1 year but within 5 years	$5,249,802	$—	$11,520	$5,238,282

Total U.S. Treasury	5,249,802	—	11,520	5,238,282

U. S. Government agencies due:
After 1 year but within 5 years	74,740,442	147,276	466,667	74,421,051
After 5 years but within 10 years	3,003,155	1,752	16,236	2,988,671

Total U.S. Government agencies	77,743,597	149,028	482,903	77,409,722

State and local due:
After 5 years but within 10 years	2,341,845	14,681	1,410	2,355,116
After 10 years	3,275,725	1,664	26,070	3,251,319

Total state and local	5,617,570	16,345	27,480	5,606,435

Others due:
After 1 year but within 5 years	199,793	8,302	—	208,095
After 10 years	8,370,818	401,637	23,162	8,749,293
Equity securities	9,672,999	535,449	62,026	10,146,422

Total others	18,243,610	945,388	85,188	19,103,810

Total available for sale	$106,854,579	$1,110,761	$607,091	$107,358,249

HELD TO MATURITY
At December 31, 2004:

U. S. Government agencies due:
Within 1 year	$2,700,106	$1,770	$—	$2,701,876

Total U.S. Government agencies	2,700,106	1,770	—	2,701,876

State and local due:
Within 1 year	5,945,556	36,462	—	5,982,018
After 1 year but within 5 years	25,103,992	1,070,610	—	26,174,602
After 5 years but within 10 years	13,849,218	931,995	—	14,781,213
After 10 years	3,602,921	285,043	—	3,887,964

Total state and local	48,501,687	2,324,110	—	50,825,797

Total held to maturity	$51,201,793	$2,325,880	$—	$53,527,673

Sales and calls of securities available for sale for the year ended December 31, 2004 resulted in no realized gains or losses. Calls of securities held to maturity resulted in gross gains of $14,347 and no losses in 2004.

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

Securities with an amortized cost of $55,160,492 and $54,769,851 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2004 and 2003, respectively.

3. LOANS

Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2004 and 2003, classified by type, are as follows:

	2004	2003
Real estate:
Construction	$105,110,671	$90,175,534
Mortgage	420,860,460	377,955,786
Commercial, financial and agricultural	223,605,232	211,476,974
Consumer	29,014,711	35,980,704
All other loans	704,247	1,206,202

	779,295,321	716,795,200
Deferred origination fees, net	(1,157,891)	(950,568)

Total	$778,137,430	$715,844,632

Nonperforming assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Nonaccrual loans	$6,633,924	$8,114,914
Loans 90 days or more and still accruing interest	4,227,180	3,217,879
Foreclosed properties	1,279,636	1,775,237

Total	$12,140,740	$13,108,030

If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been higher by $408,114 in 2004 and $294,726 in 2003. Interest income recognized on nonaccrual loans for 2004 and 2003 was $65,024 and $197,453, respectively. For 2002, interest income from nonaccrual loans that would have been recognized in accordance with the original terms was not materially different from interest actually recorded on nonaccrual loans.

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2004 and 2003, directors’ and principal officers’ direct and indirect indebtedness to the Bank aggregated $2,912,276 and $4,554,411, respectively. During 2004, additions to such loans were $1,250,872 and repayments totaled $2,893,007. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance at beginning of year	$10,798,897	$8,834,611	$6,426,477

Loans charged off:
Real estate	929,609	1,615,998	328,731
Commercial, financial and agricultural	1,040,391	2,274,594	538,069
Credit cards and related plans	87,711	41,229	56,607
Installment loans to individuals	683,282	766,818	260,198
Demand deposit overdraft program	297,456	389,022	371,463

Total charge-offs	3,038,449	5,087,661	1,555,068

Recoveries of loans previously charged off:
Real estate	23,675	3,100	77,612
Commercial, financial and agricultural	70,245	176,095	168,349
Credit cards and related plans	3,925	5,471	2,321
Installment loans to individuals	220,389	70,606	58,642
Demand deposit overdraft program	147,171	170,130	163,896

Total recoveries	465,405	425,402	470,820

Net charge-offs	2,573,044	4,662,259	1,084,248

Additions charged to operations	5,439,160	4,764,010	3,492,382

Allowance acquired in purchase transaction	—	1,862,535	—

Balance at end of year	$13,665,013	$10,798,897	$8,834,611

Ratio of net charge-offs during the year to average loans outstanding during the year	0.35%	0.75%	0.21%

At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired, including accrued interest, was $12,137,624 ($6,784,846 of which is on a nonaccrual basis) and $11,534,862 ($8,330,334 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2004 and 2003 is not significantly different from the balance at December 31, 2004 and 2003. The related allowance for loan losses for these loans was $4,324,669 and $2,412,366 at December 31, 2004 and 2003, respectively. The allowance for impaired loans increased $1,912,303, or 79.27%, while the total investment in impaired loans increased $602,762, or 5.23%. For the years ended December 31, 2004, 2003 and 2002, the Bank recognized interest income on those impaired loans of $266,829, $305,865 and $183,405, respectively.

Charge-offs totaled $3,038,449 in 2004 compared to $5,087,661 in 2003, a decrease of $2,049,212, or 40.28%, primarily due to a reduction in charge-offs related to commercial loans. The average charge-off for 2004 was less than $15,000.

5. PREMISES AND EQUIPMENT

Summaries of premises and equipment at December 31, 2004 and 2003 follow:

			Premises and
		Accumulated	Equipment,
	Cost	Depreciation	Net
At December 31, 2004:
Land	$2,331,599	$—	$2,331,599
Buildings	9,969,561	3,537,098	6,432,463
Leasehold improvements	299,316	58,074	241,242
Furniture, equipment and vehicles	11,449,981	8,358,697	3,091,284
Construction in progress	977,598	—	977,598

Total	$25,028,055	$11,953,869	$13,074,186

At December 31, 2003:
Land	$2,331,599	$—	$2,331,599
Buildings	9,362,796	3,268,058	6,094,738
Leasehold improvements	29,242	5,551	23,691
Furniture, equipment and vehicles	9,891,539	7,662,769	2,228,770
Construction in progress	1,539,768	—	1,539,768

Total	$23,154,944	$10,936,378	$12,218,566

6. OTHER INCOME AND EXPENSES

For the years ended December 31, 2004, 2003 and 2002, items included in service charges on deposit accounts and other expenses that exceeded 1% of total revenues are set forth below.

	2004	2003	2002
Items included in service charges on deposit accounts Fees from demand deposit overdrafts	$3,740,312	$3,895,535	$3,688,116

Items included in other expenses
Telephone	768,781	608,687	466,196
Marketing	820,892	805,117	526,635

7. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2004, 2003 and 2002 follow.

	2004	2003	2002
Income tax provision
Current	$7,660,208	$7,768,734	$8,554,318
Deferred	(1,517,901)	41,331	(1,159,425)

Total	$6,142,307	$7,810,065	$7,394,893

Changes in deferred taxes of $(350,230), $(109,186) and $291,057 related to unrealized gains and losses on securities available for sale during 2004, 2003 and 2002, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of $3,012 and $(41,496) related to unrealized gains and losses on mortgages held for sale were allocated to other comprehensive income during 2004 and 2003, respectively.

A reconciliation of reported income tax expense for the years ended December 31, 2004, 2003 and 2002 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

	2004	2003	2002
Statutory federal income tax rate	35%	35%	35%

Tax provision at statutory rate	$6,601,184	$8,091,285	$7,874,018
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(888,588)	(995,475)	(1,139,942)
State income taxes net of federal tax benefit	606,663	795,840	728,299
Other	(176,952)	(81,585)	(67,482)

Income tax provision	$6,142,307	$7,810,065	$7,394,893

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$5,391,179	$—	$5,391,179
Excess tax over book depreciation	—	(530,778)	(530,778)
Unrealized gains on securities available for sale	—	(200,867)	(200,867)
Unrealized losses on mortgage derivative instruments	38,484	—	38,484
Other, net	1,407,225	(1,004,644)	402,581

Total	$6,836,888	$(1,736,289)	$5,100,599

	December 31, 2003
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$4,250,088	$—	$4,250,088
Excess tax over book depreciation	—	(495,175)	(495,175)
Unrealized gains on securities available for sale	—	(551,097)	(551,097)
Unrealized losses on mortgage derivative instruments	41,496	—	41,496
Other, net	969,110	(978,942)	(9,832)

Total	$5,260,694	$(2,025,214)	$3,235,480

The net deferred tax asset is included in “other assets” on the balance sheet.

Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

8. STOCK OPTIONS

At December 31, 2004, 2003 and 2002, 237,812, 340,157 and 189,017 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 234,468 shares at December 31, 2004, 217,763 shares at December 31, 2003, and 215,498 shares at December 31, 2002. Option prices are established at market value on the dates granted by the Board of Directors.

A summary of the status of the Company’s incentive stock option plans at December 31, 2004, 2003 and 2002 and changes during the years then ended are presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	340,157	$14.58	189,017	$19.11	179,221	$19.15
Issued in purchase transactions	—	—	182,695	9.58	—	—
Granted	9,000	18.13	7,000	18.03	13,000	18.37
Exercised	85,640	10.90	29,290	11.61	—	—
Expired, forfeited or canceled	25,705	17.92	9,265	18.78	3,204	18.78

Outstanding at end of year	237,812	$15.67	340,157	$14.58	189,017	$19.11

Options exercisable at end of year	211,630	$15.41	297,222	$14.14	121,688	$19.49

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2004 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2004	Life (years)	Price	2004	Price
$ 0.00 - 8.25	31,037	5.4	$7.66	31,037	$7.66
8.26 - 10.75	28,487	2.6	9.64	28,487	9.64
10.76 - 15.75	29,150	5.7	11.33	29,150	11.33
15.76 - 17.75	58,511	2.1	16.75	49,636	16.76
17.76 - 18.25	24,799	1.2	18.08	17,492	18.10
18.26 - 26.50	65,828	3.3	22.12	55,828	22.73

7.18 - 26.20	237,812	3.3	$15.67	211,630	$15.41

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 became exercisable over a four-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. The Company issued options to purchase shares of its common stock in exchange for the First Commerce stock options that were outstanding at the time the merger was completed. First Commerce’s stock option plans provided that all of the outstanding options were vested as of the acquisition date and thus the Company included them as part of the purchase price. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change. The option plans assumed in the acquisition of First Commerce are exercisable for ten-years after the date of grant and became fully vested as of the July 15, 2003 acquisition date. No other options may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors. The Board of Directors extended the exercise period to ten years for options granted during 1997 and 1998 because the exercise prices of such grants exceeded the market price resulting in no value to the Company or the optionee.

9. EMPLOYEE BENEFIT PLANS

The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $676,507, $599,693 and $855,767 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank sponsors non-tax qualified supplemental executive retirement plans for both its chairman and chief executive officer, which allow the Bank to supplement the level of the two executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. Contributions totaled $16,609, $15,790 and $24,930 for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2001, the Bank replaced its split-dollar life insurance arrangements with its officers by adopting a non-tax qualified Supplemental Executive Retirement Plan for its officers (“Officers’ SERP”) to supplement the benefit each officer can receive under the Bank’s tax-qualified profit sharing retirement plan. Once the officer has completed 7 full years of service with the Bank, the Officers’ SERP is designed to provide a benefit to the officer at the normal retirement age of 65, or thereafter, or an early retirement age of 50. Benefits are payable for 10 years for certain officers or life for certain officers. Actual retirement benefits payable under the Officers’ SERP are dependent on an indexed retirement benefit formula, which accrues benefits equal to the excess of the aggregate annual after-tax income from associated life insurance contracts over the Bank’s opportunity costs related to the Officers’ SERP. Retirement benefits payable under the Officers’ SERP are dependent on the performance of insurance contracts, which is not guaranteed by the Bank. In the event of an officer’s termination of employment for any reason, other than for cause, the officer is 100% vested after 7 or more full years of service with the Bank after the officer has attained the age of 18. In the event of the officer’s termination of employment due to disability or change of control of the Company or the Bank, payments from the plan would begin at the officer’s normal or early retirement age and the officer would be 100% vested in the entire retirement benefit amount. The present value of the post retirement benefits for each participant are accounted for in a rational and systematic manner over the working life of each participant.

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

In 2001, the Bank purchased bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. In the third quarter of 2001, the Bank invested $7,984,500 in BOLI policies that, if the Bank so elects, may be used to fund the death and/or retirement benefits payable under the Officers’ SERP. During 2004, an additional $3,745,000 was invested in BOLI for four participants added during the year. During 2003, the Bank made no additional investments in BOLI, although it acquired $3,764,492 in BOLI in its acquisition of First Commerce. As of December 31, 2004 and 2003, cash values from the BOLI policies equaled $17,703,961 and $13,360,278, respectively. For 2004 and 2003, $661,451 and $414,910, respectively, was accrued in retirement benefits and plan related costs. As of December 31, 2004, the Officers’ SERP had 43 participants.

Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Contributions totaled $132,104, $128,649 and $97,518 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. LEASES

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2004, future minimum lease payments under noncancelable operating leases are as follows:

Year	Payments
2005	$896,264
2006	722,885
2007	657,796
2008	515,611
2009	514,098
2010 and thereafter	1,451,978

Total	$4,758,632

Rental expense charged to operations under all operating lease agreements was $882,086, $512,680 and $291,771 for the years ended December 31, 2004, 2003 and 2002, respectively.

In September 2003, the Company entered into commercial leases with Salem Investors, LLC, a company jointly owned by the chief executive officer and a senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. Facility construction was completed in the third quarter of 2004. The leases commenced on September 1, 2004 and have an initial lease term of seven years. Based on a fairness opinion obtained from an independent third party expert, the Company has determined that the leases are on terms comparable to similar properties in the area and that the leases are in the best interests of the Company’s community banking and mortgage banking operations.

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

	2004	2003
Federal funds purchased:
Balance at end of year	$5,500,000	$5,950,000
Weighted average interest rate at end of year	2.50%	1.15%
Maximum amount outstanding at any month-end during the year	$5,500,000	$5,950,000
Average daily balance outstanding during the year	$1,586,885	$434,932
Average annual interest rate paid during the year	1.68%	1.37%

Securities sold under agreements to repurchase:
Balance at end of year	$1,520,877	$1,839,117
Weighted average interest rate at end of year	1.60%	0.35%
Maximum amount outstanding at any month-end during the year	$2,163,506	$2,262,318
Average daily balance outstanding during the year	$1,891,372	$2,019,718
Average annual interest rate paid during the year	0.66%	0.50%

	2004	2003
Overnight borrowings from the Federal Home Loan Bank:
Balance at end of year	$40,900,000	$—
Weighted average interest rate at end of year	2.44%	—
Maximum amount outstanding at any month-end during the year	$40,900,000	$10,500,000
Average daily balance outstanding during the year	$9,939,208	$392,329
Average annual interest rate paid during the year	1.74%	1.49%

The Bank offers a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company.

	2004	2003
Commercial deposits swept into commercial paper:
Balance at end of year	$23,827,555	$17,416,054
Weighted average interest rate at end of year	1.25%	1.50%
Maximum amount outstanding at any month-end during the year	$23,827,555	$15,524,583
Average daily balance outstanding during the year	$22,157,733	$14,915,273
Average annual interest rate paid during the year	1.26%	1.35%

12. OTHER BORROWINGS

The Bank also borrows funds with maturities of one year or less from the Federal Home Loan Bank and assumed borrowings of $22,000,000 with an average remaining maturity of 5.7 years in its acquisition of First Commerce.

	2004	2003
Federal Home Loan Bank borrowings:
Balance at end of year	$29,106,963	$34,187,157
Weighted average interest rate at end of year	3.43%	2.95%
Maximum amount outstanding at any month-end during the year	$34,000,000	$34,225,310
Average daily balance outstanding during the year	$31,636,612	$22,175,343
Average annual interest rate paid during the year	3.18%	2.61%

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2004 and 2003, this line of credit was $40,000,000 and $50,000,000, of which $29,478,614 and $26,107,383, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold and construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, Granite Mortgage is required to meet certain financial conditions regarding adjusted tangible net worth and interest coverage. Granite Mortgage was in compliance with all financial conditions as of December 31, 2004.

The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which expires June 30, 2006. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2004 and 2003, the Company had not borrowed any funds against this line of credit.

Through its acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par every six months beginning December 8, 2006.

13. MATURITIES OF TIME DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2004 are as follows:

Year	Maturities
2005	$231,492,133
2006	47,259,656
2007	19,844,194
2008	15,078,795

Total	$313,674,778

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 45,860, 47,175 and 80,081 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2004, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of common shares. Following is the reconciliation of EPS for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
BASIC EARNINGS PER SHARE
Net income	$12,718,220	$15,307,893	$15,102,300

Divide by: Weighted average shares outstanding	13,481,397	13,438,007	13,547,299

Basic earnings per share	$0.94	$1.14	$1.11

DILUTED EARNINGS PER SHARE
Net income	$12,718,220	$15,307,893	$15,102,300

Divide by: Weighted average shares outstanding	13,481,397	13,438,007	13,547,299
Potentially dilutive effect of stock options	49,827	78,693	5,270

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,531,224	13,516,700	13,552,569

Diluted earnings per share	$0.94	$1.13	$1.11

15. REGULATION AND REGULATORY RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.

The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2004, the Bank had undivided profits, as defined, of $94,091,303.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.

The Company’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk weighted assets	$145,328	17.25%	$67,405	8.00%	$84,256	10.00%
Tier I capital to risk weighted assets	134,544	15.97%	33,702	4.00%	50,553	6.00%
Tier I capital to average assets	134,544	13.39%	40,190	4.00%	50,238	5.00%

As of December 31, 2003
Total capital to risk weighted assets	$144,694	18.38%	$62,992	8.00%	$78,739	10.00%
Tier I capital to risk weighted assets	134,626	17.10%	31,496	4.00%	47,244	6.00%
Tier I capital to average assets	134,626	14.05%	38,324	4.00%	47,905	5.00%

The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $3,882,000 for the year ended December 31, 2004. The Bank maintained average reserve balances in excess of the requirements.

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
Condensed Balance Sheets	2004	2003
Assets:
Cash on deposit with bank subsidiary	$28,179,385	$19,228,055
Investment in subsidiary bank at equity	130,853,334	133,845,184
Investment in subsidiary mortgage bank at equity	5,881,093	6,196,011
Other investments	4,959,501	4,452,823
Other assets	158,673	665,728

Total	$170,031,986	$164,387,801

Liabilities and Shareholders’ Equity:
Other borrowings	$28,827,555	$22,416,054
Other liabilities	188,210	156,648
Shareholders’ equity	141,016,221	141,815,099

Total	$170,031,986	$164,387,801

	For the Years Ended December 31,
Condensed Results of Operations	2004	2003	2002
Equity in earnings of subsidiary bank:
Dividends	$15,353,514	$22,287,838	$8,627,072
Earnings retained	(2,459,608)	(8,916,288)	5,577,290
Equity in earnings of subsidiary mortgage bank:
Dividends	853,005	449,155	326,155
Earnings retained	(318,375)	1,795,484	881,165
Income (expenses), net	(710,316)	(308,296)	(309,382)

Net income	$12,718,220	$15,307,893	$15,102,300

	For the Years Ended December 31,
Condensed Cash Flow	2004	2003	2002
Cash flows from operating activities:
Net income	$12,718,220	$15,307,893	$15,102,300
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	2,777,983	7,120,804	(6,458,455)
Premium amortization and discount accretion, net	(2,090)	(1,890)	(1,761)
Losses (gains) on sales or calls of securities available for sale	—	17,756	(3,170)
Decrease (increase) in interest receivable	(711)	(867)	8,670
Decrease in interest payable	—	(25,386)	—
Decrease (increase) in other assets	637,544	(414,706)	61,949
Increase (decrease) in other liabilities	31,562	(450,106)	224,184

Net cash provided by operating activities	16,162,508	21,553,498	8,933,717

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	204,089	300,000	300,000
Proceeds from sales of securities available for sale	—	682,210	56,599
Purchases of securities available for sale	(700,000)	(537,628)	(500,749)
Net cash paid in acquisition	—	(9,317,616)	—

Net cash used by investing activities	(495,911)	(8,873,034)	(144,150)

Cash flows from financing activities:
Net increase in overnight borrowings	6,411,501	2,400,362	1,724,205
Net proceeds from issuance of common stock	933,748	339,961	—
Net dividends paid	(6,621,140)	(6,208,975)	(5,594,799)
Cash paid for fractional shares	—	—	(17,528)
Purchases of common stock for treasury	(7,439,376)	(5,875,198)	(7,267,338)

Net cash used by financing activities	(6,715,267)	(9,343,850)	(11,155,460)

Net increase (decrease) in cash	8,951,330	3,336,614	(2,365,893)
Cash at beginning of year	19,228,055	15,891,441	18,257,334

Cash at end of year	$28,179,385	$19,228,055	$15,891,441

Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$555,572	$339,840	$262,350
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	—	2,883,471

17. COMMITMENTS AND CONTINGENCIES

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

	December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$138,012,770	$120,746,272
Standby letters of credit	4,580,138	6,133,695
Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$14,605,060	$16,032,147

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$31,570,832	$31,570,832	$33,595,834	$33,595,834
Marketable securities	158,560,042	160,885,922	159,436,361	162,942,420
Loans	764,472,417	763,843,986	705,045,735	704,473,897
Mortgage loans held for sale	21,553,548	21,553,548	23,092,846	23,092,846
Liabilities:
Demand deposits	436,186,774	436,186,774	400,933,914	400,933,914
Time deposits	313,674,778	313,382,562	334,165,441	337,278,070
Overnight borrowings	71,748,432	71,748,432	25,205,171	25,205,171
Other borrowings	63,585,577	63,700,817	65,294,540	65,855,821

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	138,012,770	—	120,746,272
Standby letters of credit	—	4,580,138	—	6,133,695

The book values of cash and due from banks, federal funds sold, interest-bearing deposits, accrued interest receivable, overnight borrowings, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

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

The fair values for forward commitments and options to sell mortgage-backed securities are estimated based on quoted prices and are set forth in the following table.

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$14,605,060	$14,508,827	$16,032,147	$15,928,407

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2004.

	December 31, 2004
		Estimated
	Notional	Fair
	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$14,605,060	$14,508,827

Granite Mortgage classifies its derivatives in accordance with SFAS No. 133 as a hedge of an exposure to changes in the cash flows from forecasted transactions (“cash flow hedge”). As of December 31, 2004, all of Granite Mortgage’s derivative financial instruments were designated as cash flow hedges. These instruments had net unrealized losses of $96,233, which were recorded in other liabilities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2004 was not material.

20. OPERATING SEGMENTS

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

The following table presents selected financial information for reportable business segments for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
COMMUNITY BANKING
Net interest income	$38,754,743	$34,362,277	$31,583,950
Provision for loan losses	5,431,160	4,764,010	3,422,382
Noninterest income	7,413,753	7,566,079	7,542,131
Noninterest expense	22,057,715	17,479,249	14,909,319
Income before income taxes	18,679,621	19,685,097	20,794,380
Net income	12,893,906	13,371,550	14,204,362
Identifiable segment assets	991,369,653	933,907,945	698,602,213

MORTGAGE BANKING
Net interest income	3,673,497	4,969,103	3,288,760
Provision for loan losses	8,000	—	70,000
Noninterest income	3,844,297	6,892,171	3,949,354
Noninterest expense	6,618,572	8,120,117	5,155,919
Income before income taxes	891,222	3,741,157	2,012,195
Net income	534,630	2,244,639	1,207,320
Identifiable segment assets	36,326,380	32,609,851	39,137,923

ALL OTHER
Net interest income (expense)	(270,336)	(24,695)	35,394
Noninterest income	(1,327)	(20,510)	(93,780)
Noninterest expense	438,653	263,091	250,996
Loss before income taxes	(710,316)	(308,296)	(309,382)
Net loss	(710,316)	(308,296)	(309,382)
Identifiable segment assets	4,542,416	4,864,931	4,274,538

TOTAL SEGMENTS
Net interest income	42,157,904	39,306,685	34,908,104
Provision for loan losses	5,439,160	4,764,010	3,492,382
Noninterest income	11,256,723	14,437,740	11,397,705
Noninterest expense	29,114,940	25,862,457	20,316,234
Income before income taxes	18,860,527	23,117,958	22,497,193
Net income	12,718,220	15,307,893	15,102,300
Identifiable segment assets	1,032,238,449	971,382,727	742,014,674

* * * * *

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) YEARS

ENDED DECEMBER 31, 2004 AND 2003

2004	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$13,310,997	$13,678,282	$13,779,407	$14,497,203
Interest expense	3,078,488	3,073,389	3,258,965	3,697,143

Net interest income	10,232,509	10,604,893	10,520,442	10,800,060
Provision for loan losses	1,244,687	1,104,325	1,677,889	1,412,259

Net interest income after provision for loan losses	8,987,822	9,500,568	8,842,553	9,387,801
Other income	2,648,548	2,875,142	2,850,046	2,882,987
Other expense	7,208,060	7,475,157	7,075,974	7,355,749

Income before income taxes	4,428,310	4,900,553	4,616,625	4,915,039
Income taxes	1,436,983	1,584,863	1,498,707	1,621,754

Net income	$2,991,327	$3,315,690	$3,117,918	$3,293,285

Net income per share
Basic	$0.22	$0.25	$0.23	$0.25
Diluted	0.22	0.24	0.23	0.25
Average shares outstanding
Basic	13,622,566	13,521,847	13,426,381	13,351,883
Diluted	13,683,212	13,568,718	13,468,457	13,401,346

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$11,362,194	$12,075,230	$13,682,909	$13,575,843
Interest expense	2,386,474	2,674,476	3,173,288	3,155,253

Net interest income	8,975,720	9,400,754	10,509,621	10,420,590
Provision for loan losses	1,135,852	1,148,529	1,139,250	1,340,379

Net interest income after provision for loan losses	7,839,868	8,252,225	9,370,371	9,080,211
Other income	3,333,205	3,817,255	4,283,688	3,003,592
Other expense	5,370,422	6,136,225	7,170,306	7,185,504

Income before income taxes	5,802,651	5,933,255	6,483,753	4,898,299
Income taxes	1,965,468	2,014,098	2,252,662	1,577,837

Net income	$3,837,183	$3,919,157	$4,231,091	$3,320,462

Net income per share
Basic	$0.29	$0.30	$0.31	$0.24
Diluted	0.29	0.30	0.31	0.24
Average shares outstanding
Basic	13,291,744	13,197,696	13,617,019	13,640,301
Diluted	13,293,767	13,200,134	13,692,410	13,739,912

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Bank of Granite Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

/s/ Charles M. Snipes	/s/ Kirby A. Tyndall
CHARLES M. SNIPES	KIRBY A. TYNDALL
Chief Executive Officer	Chief Financial Officer
March 10, 2005	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Bank of Granite Corporation Granite
Falls, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Bank of Granite Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (Call Report instructions). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
March 10, 2005

ITEM 9B - OTHER INFORMATION

Entry into a Material Definitive Agreement

On December 13, 2004, the Board of Directors of the Bank approved changes in the Bank’s base salaries paid to its named executive officers, effective January 1, 2005, as recommended by the Board of Director’s Compensation Committee. The base salaries are $311,100 for the chief executive officer, $296,504 for the chairman, $160,000 for the chief operating officer and $135,600 for the chief financial officer.

The base salary for the chief executive officer of the Company’s mortgage banking subsidiary, Granite Mortgage, Inc., is $144,600 in accordance with the executive’s employment agreement.

A summary of executive officer compensation is attached hereto as Exhibit 10.14 to this Annual Report on Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2005 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2005 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-end Option Values,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Change-of-Control Agreements and Employment Contracts,” “Compensation Committee Report on Executive Officer Compensation,” and “Shareholder Performance Graph.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2005 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” and “Change-of-Control Agreements and Employment Contracts.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2005 ANNUAL MEETING OF SHAREHOLDERS, under the caption “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2005 ANNUAL MEETING OF SHAREHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K *

* Exhibits and Financial Statement Schedules included in or incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

a.1.	Financial Statements The information required by this item is set forth under Item 8.

2.	Financial Statement Schedules The information required by this item is set forth in the “Notes to Consolidated Financial Statements” under Item 8.

3.	Exhibits

3.1	Certificate of Incorporation Bank of Granite Corporation’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

3.2	Bylaws of the Registrant Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation, as amended (included in Exhibit 3.1 hereto)

10.	Material Contracts

10.1.	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference

10.2.	Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference

10.3.	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference

10.4.	Amended and Restated Employment and Noncompetition Agreement, dated May 1, 2003, between GLL & Associates, Inc and Gary L Lackey filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is incorporated herein by reference

10.5.	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference

10.6.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.7.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.8.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.9.	Change of Control Agreement, dated January 1, 2002, between the Company and John A. Forlines, Jr. filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.10.	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.11.	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference

10.12.	Change of Control Agreement, dated June 22, 2004, between the Company and R. Scott Anderson filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference

10.13.	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

10.14.	Written Description of Executive Officer Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

11.	Schedule of Computation of Net Income Per Share
The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies and Item 8, Note 14. Reconciliation Of Basic And Diluted Earnings Per Share

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

BANK OF GRANITE CORPORATION
By:	/s/ Charles M. Snipes
Snipes Charles M. Snipes
President and Chief Executive Officer March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Snipes Charles M. Snipes	President and Chief Executive Officer	March 14, 2005
/s/ Kirby A. Tyndall Kirby A. Tyndall	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer	March 14, 2005
/s/ John N. Bray John N. Bray	Director	March 14, 2005
/s/ Paul M. Fleetwood, III Paul M. Fleetwood, III	Director	March 14, 2005
/s/ John A. Forlines, Jr. John A. Forlines, Jr.	Chairman and Director	March 14, 2005
/s/ Barbara F. Freiman Barbara F. Freiman	Director	March 14, 2005
/s/ Hugh R. Gaither Hugh R. Gaither	Director	March 14, 2005
/s/ James Y. Preston James Y. Preston	Director	March 14, 2005
/s/ Charles M. Snipes Charles M. Snipes	Director	March 14, 2005
/s/ Boyd C. Wilson, Jr. Boyd C. Wilson, Jr.	Director	March 14, 2005

Bank of Granite Corporation

Exhibit Index

Begins
Exhibit		on Page
3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan	*

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan	*

10.4	Amended and Restated Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey	*

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan	*

10.6	Executive Supplemental Retirement Plan Executive Agreement between the Bank and John A. Forlines, Jr.	*

10.7	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes	*

10.8	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall	*

10.9	Change of Control Agreement between the Company and John A. Forlines, Jr.	*

10.10	Change of Control Agreement between the Company and Charles M. Snipes	*

10.11	Change of Control Agreement between the Company and Kirby A. Tyndall	*

10.12	Change of Control Agreement between the Company and R. Scott Anderson	*

10.13	Written Description of Director Compensation	Filed herewith

10.14	Written Description of Executive Officer Compensation	Filed herewith

11	Schedule of Computation of Net Income Per Share	Filed herewith

14	Ethics Policy	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference