Form 10-Q
period 2005-03-31
BANK OF GRANITE CORP
filed 2005-05-09
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
OR
☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value
13,200,282 shares outstanding as of April 30, 2005

Exhibit Index begins on page 36

Index

Begins
on Page
Part I - Financial Information

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets March 31, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income Three Months Ended March 31, 2005 and 2004	4

Consolidated Condensed Statements of Comprehensive Income Three Months Ended March 31, 2005 and 2004	5

Consolidated Condensed Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows Three Months Ended March 31, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Exhibit Index	36

Item 1. Financial Statements

Bank of Granite Corporation

Consolidated Condensed Balance Sheets
   (unaudited)

	March 31,	December 31,
	2005	2004
Assets:
Cash and cash equivalents:
Cash and due from banks	$25,437,400	$27,993,385
Interest-bearing deposits	3,775,673	3,577,447

Total cash and cash equivalents	29,213,073	31,570,832

Investment securities:
Available for sale, at fair value	109,133,269	107,358,249
Held to maturity, at amortized cost	46,228,474	51,201,793

Loans	792,509,396	778,137,430
Allowance for loan losses	(13,970,247)	(13,665,013)

Net loans	778,539,149	764,472,417

Mortgage loans held for sale	16,853,286	21,553,548

Premises and equipment, net	13,628,925	13,074,186
Accrued interest receivable	6,576,554	5,681,091
Investment in bank owned life insurance	17,807,364	17,703,961
Intangible assets	11,201,592	11,227,365
Other assets	9,942,692	8,395,007

Total assets	$1,039,124,378	$1,032,238,449

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$137,329,954	$127,678,055
NOW accounts	125,182,119	121,617,228
Money market accounts	166,550,781	161,140,509
Savings accounts	26,893,234	25,750,982
Time deposits of $100,000 or more	159,959,585	142,261,311
Other time deposits	180,013,703	171,413,467

Total deposits	795,929,376	749,861,552
Overnight borrowings	36,396,159	71,748,432
Other borrowings	59,293,060	63,585,577
Accrued interest payable	1,666,961	1,388,929
Other liabilities	5,916,747	4,637,738

Total liabilities	899,202,303	891,222,228

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 15,087,906 shares in 2005 and 15,079,133 shares in 2004
Outstanding - 13,237,386 shares in 2005 and 13,316,102 shares in 2004	15,087,906	15,079,133
Capital surplus	32,553,144	32,478,404
Retained earnings	126,633,145	125,178,824
Accumulated other comprehensive income (loss), net of deferred income taxes	(721,515)	245,076
Less: Cost of common stock in treasury; 1,850,520 shares in 2005 and 1,763,031 shares in 2004	(33,630,605)	(31,965,216)

Total shareholders’ equity	139,922,075	141,016,221

Total liabilities and shareholders’ equity	$1,039,124,378	$1,032,238,449

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Income
   (unaudited)

	Three Months
	Ended March 31,
	2005	2004
Interest income:
Interest and fees from loans	$12,412,015	$10,663,582
Interest and fees from mortgage banking	934,150	916,674
Federal funds sold	499	—
Interest-bearing deposits	24,433	12,186
Investments:
U.S. Treasury	43,147	43,299
U.S. Government agencies	790,478	767,135
States and political subdivisions	577,452	677,317
Other	179,704	230,804

Total interest income	14,961,878	13,310,997

Interest expense:
Time deposits of $100,000 or more	1,034,367	951,863
Other deposits	2,226,133	1,601,762
Overnight borrowings	270,243	119,466
Other borrowings	544,909	405,397

Total interest expense	4,075,652	3,078,488

Net interest income	10,886,226	10,232,509
Provision for loan losses	1,230,119	1,244,687

Net interest income after provision for loan losses	9,656,107	8,987,822

Other income:
Service charges on deposit accounts	1,220,137	1,212,157
Other service charges, fees and commissions	208,821	223,797
Mortgage banking income	820,381	926,705
Securities losses	(86,834)	—
Other	295,242	285,889

Total other income	2,457,747	2,648,548

Other expenses:
Salaries and wages	3,636,730	3,949,016
Employee benefits	979,971	870,454
Occupancy expense, net	449,780	435,799
Equipment expense	516,587	402,711
Other	1,731,556	1,550,080

Total other expenses	7,314,624	7,208,060

Income before income taxes	4,799,230	4,428,310
Income taxes	1,613,993	1,436,983

Net income	$3,185,237	$2,991,327

Per share amounts:
Net income - Basic	$0.24	$0.22
Net income - Diluted	0.24	0.22
Cash dividends	0.13	0.12
Book value	10.57	10.49

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Comprehensive Income (unaudited)
   (unaudited)

	Three Months
	Ended March 31,
	2005	2004
Net income	$3,185,237	$2,991,327

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(1,694,113)	951,330
Less: Reclassification adjustments for securities losses included in net income	86,834	—
Unrealized gains (losses) on mortgage derivative instruments	(581)	58,192

Other comprehensive income (loss), before tax	(1,607,860)	1,009,522
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	641,037	(379,344)
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	232	(23,276)

Other comprehensive income (loss), net of tax	(966,591)	606,902

Comprehensive income	$2,218,646	$3,598,229

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)

	Three Months
	Ended March 31,
	2005	2004
Common stock, $1 par value
At beginning of period	$15,079,133	$14,993,493
Par value of shares issued under stock option plans	8,773	70,724

At end of period	15,087,906	15,064,217

Capital surplus
At beginning of period	32,478,404	31,497,057
Surplus of shares issued under stock option plans	74,740	612,070

At end of period	32,553,144	32,109,127

Retained earnings
At beginning of period	125,178,824	119,081,744
Net income	3,185,237	2,991,327
Cash dividends paid	(1,730,916)	(1,637,991)

At end of period	126,633,145	120,435,080

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	245,076	768,645
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(966,242)	571,986
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(349)	34,916

At end of period	(721,515)	1,375,547

Cost of common stock in treasury
At beginning of period	(31,965,216)	(24,525,840)
Cost of common stock repurchased	(1,665,389)	(2,158,455)

At end of period	(33,630,605)	(26,684,295)

Total shareholders’ equity	$139,922,075	$142,299,676

Shares issued
At beginning of period	15,079,133	14,993,493
Shares issued under stock option plans	8,773	70,724

At end of period	15,087,906	15,064,217

Common shares in treasury
At beginning of period	(1,763,031)	(1,393,311)
Common shares repurchased	(87,489)	(103,893)

At end of period	(1,850,520)	(1,497,204)

Total shares outstanding	13,237,386	13,567,013

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Consolidated Condensed Statements of Cash Flows
   (unaudited)

	Three Months
	Ended March 31,
	2005	2004
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$3,185,237	$2,991,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383,574	271,405
Provision for loan loss	1,230,119	1,244,687
Investment security premium amortization, net	107,180	130,097
Acquisition premium amortization (discount accretion), net	27,772	(83,841)
Deferred income taxes	(114,743)	3,491
Losses on sales or calls of securities available for sale	86,834	—
Net decrease (increase) in mortgage loans held for sale	4,699,681	(77,331)
Gains on disposal or sale of equipment	—	(1,500)
Gains on disposal or sale of other real estate	(49,073)	(7,442)
Increase in taxes payable	1,336,859	1,413,492
Increase in accrued interest receivable	(895,463)	(535,165)
Increase (decrease) in accrued interest payable	278,032	(41,502)
Increase in cash surrender value of bank owned life insurance	(103,403)	(143,525)
Increase in other assets	(742,600)	(615,189)
Increase (decrease) in other liabilities	(57,850)	191,637

Net cash provided by operating activities	9,372,156	4,740,641

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	214,603	3,476,575
Proceeds from maturities, calls and paydowns of securities held to maturity	4,960,000	2,245,000
Proceeds from sales of securities available for sale	10,690,838	1,150,000
Purchase of securities available for sale	(14,468,435)	(1,484,725)
Net increase in loans	(15,356,105)	(11,089,358)
Investment in bank owned life insurance	—	(1,315,000)
Capital expenditures	(939,674)	(528,013)
Proceeds from sale of fixed assets	1,361	1,500
Proceeds from sale of other real estate	—	191,192

Net cash used in investing activities	(14,897,412)	(7,352,829)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	19,769,314	11,999,424
Net increase (decrease) in time deposits	26,337,063	(6,063,920)
Net decrease in overnight borrowings	(35,352,273)	(113,617)
Net decrease in other borrowings	(4,273,815)	(1,597,535)
Net proceeds from shares issued under stock option plans	83,513	682,794
Dividends paid	(1,730,916)	(1,637,991)
Purchases of common stock for treasury	(1,665,389)	(2,158,455)

Net cash provided by financing activities	3,167,497	1,110,700

Net decrease in cash equivalents	(2,357,759)	(1,501,488)
Cash and cash equivalents at beginning of period	31,570,832	33,595,834

Cash and cash equivalents at end of period	$29,213,073	$32,094,346

See notes to consolidated condensed financial statements.

(continued on next page)

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
   (unaudited) - (concluded)

	Three Months
	Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,797,620	$3,119,990
Income taxes	277,134	429,602
Noncash investing and financing activities:
Transfer from loans to other real estate owned	624,593	494,988

See notes to consolidated condensed financial statements.

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements
March 31, 2005
   (unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of March 31, 2005 and the consolidated condensed statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.

The unaudited interim consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim consolidated condensed financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2005.

2. EARNINGS PER SHARE

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(in shares)	2005	2004
Weighted average shares outstanding	13,284,737	13,622,939
Potentially dilutive effect of stock options	38,571	60,273

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,323,308	13,683,212

For the three months ended March 31, 2005 and 2004, 48,922 shares and 45,766 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2005
   (unaudited)

3. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$143,930,876	$138,012,770
Letters of credit	3,969,589	4,795,138

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$13,559,024	$14,605,060

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
March 31, 2005
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

	Three Months
	Ended March 31,
	2005	2004
Net income as reported	$3,185,237	$2,991,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,916)	(10,265)

Pro forma net income	$3,180,321	$2,981,062

Net income per share as reported - Basic	$0.24	$0.22
- Diluted	0.24	0.22
Pro forma net income per share - Basic	0.24	0.22
- Diluted	0.24	0.22

The Company computes its estimate of option compensation expense associated with the fair value method using The Black Scholes Model. There were no options granted during the periods ended March 31, 2005 or 2004.

5. GOODWILL AND INTANGIBLE ASSETS

During 2003, the Company’s acquisition of First Commerce Corporation generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of March 31, 2005, the carrying value of the core deposit intangible asset totaled $438,145, net of accumulated amortization of $191,878. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $25,773 for the three month period ended March 31, 2005. Annual expense is expected to range from approximately $97,000 in 2005 to $52,000 in 2009.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2005
  (unaudited)

SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of May 31. Management completed the annual goodwill impairment test as of May 31, 2004 and does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.

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

Bank of Granite Corporation

Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2005
  (unaudited)

OTHER

The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended March 31,
	2005	2004
COMMUNITY BANKING
Net interest income	$10,242,814	$9,471,536
Provision for loan losses	1,224,119	1,244,687
Noninterest income	1,637,366	1,721,843
Noninterest expense	5,743,162	5,601,494
Income before income taxes	4,912,899	4,347,198
Net income	3,313,783	2,992,841
Identifiable segment assets	1,002,353,508	942,237,442

MORTGAGE BANKING
Net interest income	$708,051	$807,443
Provision for loan losses	6,000	—
Noninterest income	820,381	926,705
Noninterest expense	1,483,753	1,527,923
Income before income taxes	38,679	206,225
Net income	23,802	123,599
Identifiable segment assets	32,242,996	30,622,952

ALL OTHER
Net interest expense	$(64,639)	$(46,470)
Provision for loan losses	—	—
Noninterest income	—	—
Noninterest expense	87,709	78,643
Loss before income taxes	(152,348)	(125,113)
Net loss	(152,348)	(125,113)
Identifiable segment assets	4,527,874	4,584,285

TOTAL SEGMENTS
Net interest income	$10,886,226	$10,232,509
Provision for loan losses	1,230,119	1,244,687
Noninterest income	2,457,747	2,648,548
Noninterest expense	7,314,624	7,208,060
Income before income taxes	4,799,230	4,428,310
Net income	3,185,237	2,991,327
Identifiable segment assets	1,039,124,378	977,444,679

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2005
  (unaudited)

7. NEW ACCOUNTING STANDARDS

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of March 31, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective for annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for investment securities, mortgage loans held for sale, derivatives and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities Available for Sale.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.

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

Changes in Financial Condition
March 31, 2005 Compared With December 31, 2004

     Total assets increased $6,885,929, or 0.67%, from December 31, 2004 to March 31, 2005. Earning assets increased $6,671,631, or 0.69%, over the same three-month period. As reflected in the table below, loans, the largest earning asset, increased $14,371,966, or 1.85%, over the same period, primarily because of a $13,842,091, or 1.81%, increase as of March 31, 2005 in loans of the Bank and a $529,875, or 4.18%, increase in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $4,700,262, or 21.81%, as of March 31, 2005, due to lower mortgage origination and refinancing activities primarily because of higher mortgage interest rates. Investment securities decreased $3,198,299, or 2.02%, because calls and maturities of debt securities were used to partially fund loan growth. Cash and cash equivalents decreased $2,357,759, or 7.47%. Accrued interest receivable increased $895,463, or 15.76%, due to higher interest rates and volumes of interest-earning assets. Also during this period, other assets increased $1,547,685, or 18.44%, primarily because of a $699,469, or 13.23% increase in the deferred tax assets of the Bank, a $510,286, or 39.88%, increase in foreclosed properties and a $310,129, or 61.65%, increase in prepaid expenses.

     Loans at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Real estate - Construction	$109,071,075	$105,110,671
Real estate - Mortgage	431,062,637	420,860,460
Commercial, financial and agricultural	225,844,222	223,605,232
Consumer	26,840,083	29,014,711
All other loans	888,710	704,247

	793,706,727	779,295,321
Deferred origination fees, net	(1,197,331)	(1,157,891)

Total loans	$792,509,396	$778,137,430

Mortgage loans held for sale	$16,853,286	$21,553,548

     Funding the asset growth was a combination of earnings retained and growth in deposits, partially offset by declines in overnight and other borrowings during the first quarter of 2005. Deposits increased $46,067,824, or 6.14%, from December 31, 2004 to March 31, 2005, which management believes was attributable, in large part, to an advertising campaign that featured several of the Company’s deposit products priced at attractive rates. Demand, money market and savings deposits increased $19,769,314, or 4.53%. Noninterest-bearing demand deposits increased $9,651,899, or 7.56%, over the same three-month period, while interest-bearing demand deposits increased $8,975,163, or 3.17%, over the same three-month period. The increase in interest-bearing demand deposits reflected a $3,564,891, or 2.93%, increase in NOW account deposits and a $5,410,272, or 3.36%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried an aggressively competitive rate. Savings deposits increased $1,142,252, or 4.44%, from December 31, 2004 to March 31, 2005. Time deposits increased $26,298,510, or 8.38%, over the three- month period. Time deposits greater than $100,000 increased $17,698,274, or 12.44%, while other time deposits increased $8,600,236, or 5.02%. The Company’s loan to deposit ratio was 99.57% as of March 31, 2005 compared to 103.77% as of December 31, 2004, while the Bank’s loan to deposit ratio was 94.80% compared to 98.35% when comparing the same periods.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2004 to March 31, 2005, such overnight borrowings decreased $35,352,273, or 49.27%, reflecting a decrease of $1,333,804, or 5.60%, in volumes of commercial paper and a decrease of $34,018,469, or 70.99%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Other borrowings decreased $4,292,517, or 6.75%, reflecting a decrease of $4,273,815, or 14.50%, in temporary borrowings by Granite Mortgage primarily due to lower mortgage origination activity due to higher mortgage interest rates during the period.

     Accrued interest payable increased $278,032, or 20.02%, from December 31, 2004 to March 31, 2005, primarily due to higher interest rates and higher volumes on deposits. Other liabilities increased $1,279,009, or 27.58%, from December 31, 2004 to March 31, 2005, primarily because of a $1,255,824 increase in income taxes currently payable attributable to timing differences in due dates for estimated taxes.

     Common stock outstanding decreased 78,716 shares, or 0.59%, from December 31, 2004 to March 31, 2005, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2004 through March 31, 2005, the Company repurchased 87,489 shares of its common stock at an average price of $19.04. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Also from December 31, 2004 through March 31, 2005, the Company issued 8,773 shares of its common stock at an average price of $9.52 under its stock option plans. Earnings retained were $1,454,321 for the first three months of 2005, after paying cash dividends of $1,730,916. Accumulated other comprehensive income (loss), net of deferred income taxes, decreased $966,591, or 394.40%, from December 31, 2004 to March 31, 2005, primarily because the value of securities available for sale and mortgages held for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks

     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2005 such unfunded commitments to extend credit were $143,930,876, while commitments in the form of standby letters of credit totaled $3,969,589.

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

     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of March 31, 2005, Granite Mortgage held approximately $13,559,000 in open mortgage-backed security commitments with an estimated market value of approximately $13,558,000, an unrealized loss of approximately $1,000. For the quarterly period ended March 31, 2005, there were realized losses on hedged mortgage loan commitments of $165,000 and realized losses of $5,000 on commitments to sell mortgage-backed securities.

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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of March 31, 2005 and December 31, 2004 or its results of operations for the periods then ended.

     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At March 31, 2005, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $635,969,791, or 79.9% of the Bank’s total deposits, compared to $607,600,241, or 81.0% of the Bank’s total deposits as of December 31, 2004.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2005, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2005, the Bank had investment securities pledged to secure an overnight funding line of approximately $9,750,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2005, the Bank had a line of credit totaling approximately $105,092,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $41,000,000 was outstanding and included in other borrowings and approximately $64,092,000 was remaining capacity to borrow.

     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of March 31, 2005, the line was secured by approximately $25,205,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of March 31, 2005 and December 31, 2004, this line of credit was $40,000,000.

     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2006 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2005, the Company had not borrowed any funds against this line of credit.

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

     Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on its analysis, the Company believes that its balance sheet is slightly asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because a significant portion of the Company’s loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.

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

     As discussed above, the Bank simulates net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates. “Rate shocks” modeling is of limited usefulness because it does not take into account the pricing strategies management would undertake in response to the depicted sudden and sustained rate changes.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		March 31, 2005		December 31, 2004
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$48,578	4.8%	$47,196	4.2%
	0%	46,375	0.0%	45,279	0.0%
	- 3%	39,960	-13.8%*	40,176	-11.3%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$50,056	12.1%	$48,110	10.5%
	+3%	48,769	9.2%	47,032	8.1%
	+2%	47,456	6.3%	45,909	5.5%
	+1%	46,065	3.2%	44,703	2.7%
	0%	44,651	0.0%	43,520	0.0%
	- 1%	40,137	-10.1%	39,492	-9.3%
	- 2%	36,171	-19.0%	36,386	-16.4%
	- 3%	33,220	-25.6%*	33,592	-22.8%*
	- 4%	30,087	-32.6%*	30,438	-30.1%*

*	The Federal Reserve’s overnight federal funds rate target was 2.75% at March 31, 2005 and 2.25% at December 31, 2004. Since it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching or exceeding the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended March 31, 2005
Compared With the Same Period in 2004

     During the three-month period ended March 31, 2005, the Company’s net income increased 6.48% to $3,185,237 from the $2,991,327 earned in the same period of 2004. The first quarter of 2004 included an after-tax charge of approximately $294,000, or $0.02 per share, related to a contract payout of a former executive officer. Excluding the charge, net income decreased $100,090, or 3.05%, from the first quarter of 2004. The decline primarily resulted from lower fee income and higher operating expenses, partially offset by higher net interest income.

Net Interest Income

     During the three-month period ended March 31, 2005, the Company’s net interest income increased $653,717, or 6.39%, compared to the three months ended March 31, 2004, primarily due to higher volumes of and yields on loans, partially offset by higher rates paid on interest-bearing deposits. Although loan volumes grew, the growth occurred primarily in the Bank’s newer market areas where competitive pressures resulted in lower profit margins on loans. In addition, greater competition for deposits resulted in lower profit margins as deposit interest rates rose. The Company’s net interest margin averaged 4.72% during the three month period compared to 4.74% during the same period in 2004. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

     During the quarter ended March 31, 2005, interest income increased $1,650,881, or 12.40%, from the same period in 2004, primarily because of both higher volumes of and rates on loans. As discussed above, the loan growth occurred primarily in the Bank’s more competitive newer markets. Interest and fees on loans and mortgage banking increased $1,765,909, or 15.25%, due to both higher average volumes and higher rates during the quarter. Yields on loans averaged 6.75% for the quarter, up from 6.29% for the same quarter last year. The prime lending rate during the three month period averaged 5.38% compared to 4.00% during the same period in 2004. Gross loans averaged $801,340,843 compared to $740,373,549 in the first quarter of 2004, an increase of $60,967,294, or 8.23%. Average loans of the Bank were $771,349,672 compared to $714,272,743 in the first quarter of 2004, an increase of $57,076,929, or 7.99%, while average loans of Granite Mortgage were $29,991,171 compared to $26,100,806 during the first quarter of 2004, an increase of $3,890,365, or 14.91%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments decreased $115,028, or 6.65%, due to lower reinvestment rates on securities that matured during the quarter. Average securities and overnight investments were $161,684,576 compared to $159,515,369 in the first quarter of 2004, an increase of $2,169,207, or 1.36%.

     Interest expense increased $997,164, or 32.39%, primarily because of higher rates on and higher volumes of interest-bearing deposits and other borrowings. Overall, rates on interest-bearing deposits averaged 2.05% for the quarter, up from 1.70% for the same quarter last year. Total interest-bearing deposits averaged $645,202,678 compared to $602,544,509 last year, an increase of $42,658,169, or 7.08%. NOW account deposits averaged $125,502,677 compared to $107,084,328 in the same quarter of 2004, an increase of $18,418,349, or 17.20%, while money market deposits averaged $165,723,851 compared to $136,709,943 in the comparable period of last year, an increase of $29,013,908, or 21.22%. The Company believes that part of the growth in interest-bearing demand accounts may be due to the movement of funds by customers to demand deposit accounts from time deposits in order to remain liquid in a rising rate environment. In addition, the Company continues to offer attractive rates on its premium money market deposit account. Time deposits averaged $327,793,090 compared to $332,192,027 last year, a decrease of $4,398,937, or 1.32%. Time deposits generally pay a higher rate of interest than most other types of deposits. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $112,135,205 compared to $95,882,026 last year, an increase of $16,253,179, or 16.95%, reflecting an increase of $9,148,546, or 18.14%, in average overnight and other borrowings of the Bank, an increase of $4,286,900, or 18.46%, in average overnight and other borrowings of the Company and an increase of $2,817,733, or 12.67%, in temporary borrowings of Granite Mortgage. Overnight borrowings averaged $52,986,249 compared to $34,470,803 last year, an increase of $18,515,446, or 53.71%, reflecting an increase of $14,228,546, or 87.58%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $4,286,900, or 23.52%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $59,148,956 compared to $61,411,223 last year, a decrease of $2,262,267, or 3.68%, reflecting a decrease of $5,080,000, or 14.86%, in average borrowings of the Bank, partially offset by an increase of $2,817,733, or 12.67%, in temporary borrowings of Granite Mortgage. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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

     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amounts receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group, regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $1,000,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors. The Bank’s Board of Directors reviews monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.

     As an additional measure, the Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and the methodology of determining the adequacy of the allowance for losses. This independent third party determines its own selection criteria to select loan relationships for review and evaluation. The third party’s evaluation and report is shared with management, the Bank’s Audit and Loan committees and ultimately, the Bank’s Board of Directors.

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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.

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

     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended March 31, 2005 as compared to the twelve months ended December 31, 2004. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.

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

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued unfavorable economic trends in the Catawba Valley region of the Company’s market area and the higher levels of nonperforming loans resulting from the weak local economy, management believed it prudent to charge operations in the amount of $1,230,119 for the three month period ended March 31, 2005, respectively, to provide for future losses related to uncollectible loans and to reflect the growth in the Company’s loan portfolio. The 2005 provisions for loan losses compared to $1,244,687 for the comparable period in 2004. At March 31, 2005 and December 31, 2004, the loan loss reserve was 1.79% of net loans outstanding, compared to 1.62% at March 31, 2004. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
	2005	2004
Allowance for loan losses, beginning of period	$13,665,013	$10,798,897

Net charge-offs:
Loans charged off:
Real estate	175,032	251,544
Commercial, financial and agricultural	624,467	56,693
Credit cards and related plans	6,078	2,448
Installment loans to individuals	163,111	188,960
Demand deposit overdraft program	48,304	56,136

Total charge-offs	1,016,992	555,781

Recoveries of loans previously charged off:
Real estate	—	350
Commercial, financial and agricultural	7,323	20,800
Credit cards and related plans	880	383
Installment loans to individuals	22,699	27,404
Demand deposit overdraft program	61,205	46,475

Total recoveries	92,107	95,412

Net charge-offs	924,885	460,369

Loss provisions charged to operations	1,230,119	1,244,687

Allowance for loan losses, end of period	$13,970,247	$11,583,215

Ratio of annualized net charge-offs during the period to average loans during the period	0.47%	0.25%
Allowance coverage of annualized net charge-offs	372.45%	620.40%
Allowance as a percentage of gross loans	1.76%	1.59%
Allowance as a percentage of net loans	1.79%	1.62%

     Also due to the continued weak local economy, 2005 charge-offs were substantially higher than those in the same period of the previous year. In the first quarter of 2005, the Company charged off $1,016,992, an increase of $461,211 over the comparable period in 2004. Charge-offs for the 2005 quarterly period included $624,467 in commercial loans, $175,032 in real estate loans and $163,111 in installment loans that were in default. The effects of a lingering recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses as presented above, continued high, though slightly improved, nonperforming asset levels as presented below, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled approximately $14,406,000 at March 31, 2005 as compared with $14,245,000 and $12,108,000 at December 31, 2004 and March 31, 2004, respectively. Some portions of the Catawba Valley economy showed signs of growth and new markets recently added through acquisition and opening new banking offices helped diversify the Company’s loan base, but it is difficult to determine when the Catawba Valley economy will return to sustainable growth.

     Nonperforming assets at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Nonperforming assets:
Nonaccrual loans	$6,791,086	$6,633,924
Loans past due 90 days or more and still accruing interest	4,210,935	4,227,180

Total nonperforming loans	11,002,021	10,861,104
Foreclosed properties	1,789,922	1,279,636

Total nonperforming assets	$12,791,943	$12,140,740

Nonperforming loans to total loans	1.39%	1.40%
Allowance coverage of nonperforming loans	126.98%	106.65%
Nonperforming assets to total assets	1.23%	1.18%

     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2005 and 2004 that would have been recorded was approximately $126,095 and $97,000, respectively, while no interest income was recognized on such loans during either of the two comparable quarters.

     The Company’s investment in impaired loans at March 31, 2005 and December 31, 2004 was as follows:

	March 31,	December 31,
	2005	2004
Investment in impaired loans:
Impaired loans still accruing interest	$3,374,185	$5,236,871
Accrued interest on accruing impaired loans	92,913	115,907
Impaired loans not accruing interest	6,791,086	6,633,924
Foregone interest on nonaccruing impaired loans	178,090	150,922

Total investment in impaired loans	$10,436,274	$12,137,624

Loan loss allowance related to impaired loans	$3,740,932	$4,324,669

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

     When comparing March 31, 2005 with March 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,436,274 ($6,969,176 of which was on a non-accrual basis) and $10,360,121 ($4,425,409 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2005 and 2004 was not significantly different from the balance at March 31, 2005 and 2004, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4,502,686 and $2,721,501 at March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the Company recognized interest income on those impaired loans of approximately $271,008 and $291,044, respectively.

Noninterest Income and Expenses

      For the quarter ended March 31, 2005, total noninterest income was $2,457,747, down $190,801, or 7.20%, from $2,648,548 earned in the same period of 2004, primarily because of lower fees from mortgage originations and losses realized from the sale of investment securities. Fees on deposit accounts were $1,220,137 during the first quarter, up $7,980, or 0.66%, from $1,212,157 earned in the first quarter of 2004. Other service fees and commissions were $208,821 for the first quarter of 2005, down $14,976, or 6.69%, from $223,797 earned in the same period of 2004. Mortgage origination fee income was $820,381 for the first quarter of 2005, down $106,324, or 11.47%, from $926,705 earned in the same period of 2004. As mortgage rates rose, profitability from mortgage origination activity dropped dramatically and continued at lower levels throughout the first quarter of 2005. Mortgage loans originated during the three months ended March 31, 2005 and 2004 were $53,849,837 and $61,978,668, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. The rise in mortgage rates caused a slowdown in the level of mortgage originations and future levels of mortgage lending activity will be affected significantly by trends in mortgage interest rates. Losses on sales of securities were $86,834 in 2005 compared to no gains or losses in the same period of 2004, as the Bank sold some of the longer-term investments included in its 2003 acquisition of another bank.

     First quarter 2005 noninterest expenses, or overhead, totaled $7,314,624, up $106,564, or 1.48%, from $7,208,060 in the same quarter of 2004. The Bank’s overhead costs were $5,743,162 for the first quarter of 2005, an increase of $141,668, or 2.53%, over the costs of $5,601,494 for the first quarter of 2004, while mortgage-related overhead fell $44,170 or 2.89%. The Bank’s overhead costs in the previous year’s first quarter included a nonrecurring charge of $490,000 related to the departure of a former executive officer. Excluding the charge, the Bank’s overhead expenses increased $631,668 when comparing the two periods, primarily due to a $373,834 increase in the Bank’s personnel costs and a $257,834 increase in the Bank’s nonpersonnel overhead costs.

     Personnel costs, the largest of the overhead expenses, were $4,616,701 during the quarter, down $202,769, or 4.21%, from $4,819,470 in 2004. Of the $202,769 decrease in personnel costs, the Bank’s personnel costs decreased $116,166, while mortgage related personnel costs decreased $86,603. In the first quarter of the previous year, the Bank reported a nonrecurring personnel charge of $490,000 related to the departure of a former executive officer. Excluding this charge, the Bank’s personnel expenses increased $373,834 when comparing the two periods, of which salaries and wages increased $248,291 and employee benefits increased $125,813 primarily due to higher healthcare costs.

     Noninterest expenses other than for personnel increased $309,333, or 12.95%, to $2,697,923 during the quarter from $2,388,590 incurred in the same period of 2004. Of the $309,333 increase, the Bank’s nonpersonnel costs increased $257,834, while Granite Mortgage’s nonpersonnel costs increased $42,433. Occupancy expenses for the quarter were $449,780, up $13,981, or 3.21%, from $435,799 in the same period of 2004. Equipment expenses were $516,587 during the first quarter, up $113,876, or 28.28%, from $402,711 in the same period of 2004, primarily due to depreciation on new core data processing and telephone systems. First quarter other noninterest expenses were $1,731,556 in 2005, up $181,476, or 11.71%, from $1,550,080 in the same quarter a year ago. Of the $181,476 increase, the Bank’s other noninterest costs increased $179,184, while Granite Mortgage’s other noninterest costs increased only $6,774. The Bank’s increase in other noninterest expenses was primarily due to higher audit fees and losses on foreclosed properties. Income tax expense was $1,613,993 for the quarter, up $177,010, or 12.32%, from $1,436,983 for the 2004 first quarter. The effective tax rates were 33.63% and 32.45% for the first quarters of 2005 and 2004, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2005.

Off-Balance Sheet Arrangements

     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2005 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”

Contractual Obligations

     As of March 31, 2005, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. See also Note 3 under “Notes to Consolidated Condensed Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

Item 4. Controls and Procedures

     As of the end of March 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Part II - Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended March 31, 2005 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jan 1, 2005	Jan 31, 2005	27,069	$19.34	27,069	$2,511,383	(3)
Feb 1, 2005	Feb 28, 2005	10,300	18.87	10,300	2,317,047	(3)
Mar 1, 2005	Mar 31, 2005	50,120	18.91	50,120	1,369,395	(3)

	Totals	87,489	$19.04	87,489

(1)	For the three months ended March 31, 2005, 87,489 shares were purchased in open-market transactions.

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

Bank of Granite Corporation
(Registrant)

Date: May 6, 2005	/s/ Kirby A. Tyndall

Kirby A. Tyndall
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