Form 10-Q
period 2005-06-30
BANK OF GRANITE CORP
filed 2005-08-08
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Common stock, $1 par value
13,088,167 shares outstanding as of July 31, 2005

Exhibit Index begins on page 40

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets June 30, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income Three Months Ended June 30, 2005 and 2004 And Six Months Ended June 30, 2005 and 2004	4

Consolidated Condensed Statements of Comprehensive Income Three Months Ended June 30, 2005 and 2004 And Six Months Ended June 30, 2005 and 2004	5

Consolidated Condensed Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows Six Months Ended June 30, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40

Bank of Granite Corporation
Consolidated Condensed Balance Sheets
(unaudited)
Item 1. Financial Statements

	June 30,	December 31,
	2005	2004
Assets:
Cash and cash equivalents:
Cash and due from banks	$28,830,499	$27,993,385
Interest-bearing deposits	4,757,367	3,577,447

Total cash and cash equivalents	33,587,866	31,570,832

Investment securities:
Available for sale, at fair value	114,467,894	107,358,249
Held to maturity, at amortized cost	41,835,222	51,201,793

Loans	814,518,341	778,137,430
Allowance for loan losses	(14,065,433)	(13,665,013)

Net loans	800,452,908	764,472,417

Mortgage loans held for sale	20,411,957	21,553,548

Premises and equipment, net	13,808,636	13,074,186
Accrued interest receivable	6,463,442	5,681,091
Investment in bank owned life insurance	17,962,539	17,703,961
Intangible assets	11,175,819	11,227,365
Other assets	9,233,980	8,395,007

Total assets	$1,069,400,263	$1,032,238,449

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$145,238,836	$127,678,055
NOW accounts	126,418,533	121,617,228
Money market accounts	162,498,780	161,140,509
Savings accounts	26,017,130	25,750,982
Time deposits of $100,000 or more	179,810,683	142,261,311
Other time deposits	193,469,104	171,413,467

Total deposits	833,453,066	749,861,552
Overnight borrowings	29,705,940	71,748,432
Other borrowings	58,691,617	63,585,577
Accrued interest payable	1,879,780	1,388,929
Other liabilities	5,102,434	4,637,738

Total liabilities	928,832,837	891,222,228

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 15,096,615 shares in 2005 and 15,079,133 shares in 2004 Outstanding - 13,120,154 shares in 2005 and 13,316,102 shares in 2004	15,096,615	15,079,133
Capital surplus	32,624,397	32,478,404
Retained earnings	128,820,820	125,178,824
Accumulated other comprehensive income (loss), net of deferred income taxes	(57,193)	245,076
Less: Cost of common stock in treasury; 1,976,461 shares in 2005 and 1,763,031 shares in 2004	(35,917,213)	(31,965,216)

Total shareholders’ equity	140,567,426	141,016,221

Total liabilities and shareholders’ equity	$1,069,400,263	$1,032,238,449

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of
Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees from loans	$13,614,321	$10,753,706	$26,026,336	$21,417,288
Interest and fees from mortgage banking	1,051,057	1,224,952	1,985,207	2,141,626
Federal funds sold	(1)	823	498	823
Interest-bearing deposits	28,901	10,747	53,334	22,933
Investments:
U.S. Treasury	43,124	42,965	86,271	86,264
U.S. Government agencies	868,337	807,977	1,658,815	1,575,112
States and political subdivisions	536,701	632,143	1,114,153	1,309,460
Other	170,921	204,969	350,625	435,773

Total interest income	16,313,361	13,678,282	31,275,239	26,989,279

Interest expense:
Time deposits of $100,000 or more	1,292,156	899,140	2,326,523	1,851,003
Other deposits	2,545,060	1,645,670	4,771,193	3,247,432
Overnight borrowings	258,595	85,751	528,838	205,217
Other borrowings	592,053	442,828	1,136,962	848,225

Total interest expense	4,687,864	3,073,389	8,763,516	6,151,877

Net interest income	11,625,497	10,604,893	22,511,723	20,837,402
Provision for loan losses	891,710	1,104,325	2,121,829	2,349,012

Net interest income after provision for loan losses	10,733,787	9,500,568	20,389,894	18,488,390

Other income:
Service charges on deposit accounts	1,449,932	1,368,347	2,670,069	2,580,504
Other service charges, fees and commissions	209,288	194,607	418,109	418,404
Mortgage banking income	1,041,224	979,852	1,861,605	1,906,557
Securities gains (losses)	5,776	14,347	(81,058)	14,347
Other	446,150	317,989	741,392	603,878

Total other income	3,152,370	2,875,142	5,610,117	5,523,690

Other expenses:
Salaries and wages	3,845,624	3,670,158	7,482,354	7,619,174
Employee benefits	1,052,450	898,781	2,032,421	1,769,235
Occupancy expense, net	519,070	399,158	968,850	834,957
Equipment expense	551,435	492,684	1,068,022	895,395
Other	1,968,366	2,014,376	3,699,922	3,564,456

Total other expenses	7,936,945	7,475,157	15,251,569	14,683,217

Income before income taxes	5,949,212	4,900,553	10,748,442	9,328,863
Income taxes	2,041,182	1,584,863	3,655,175	3,021,846

Net income	$3,908,030	$3,315,690	$7,093,267	$6,307,017

Per share amounts:
Net income — Basic	$0.30	$0.25	$0.54	$0.46
Net income — Diluted	0.30	0.24	0.53	0.46
Cash dividends	0.13	0.12	0.26	0.24
Book value			10.71	10.40
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of
Comprehensive Income (unaudited)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$3,908,030	$3,315,690	$7,093,267	$6,307,017

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	1,079,943	(3,122,549)	(614,170)	(2,171,219)
Less: Reclassification adjustments for securities losses (gains) included in net income	—	(14,347)	86,834	(14,347)
Unrealized gains (losses) on mortgage derivative instruments	25,222	(42,034)	24,641	16,158

Other comprehensive income (loss), before tax	1,105,165	(3,178,930)	(502,695)	(2,169,408)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(430,755)	1,250,840	210,282	871,496
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(10,088)	16,909	(9,856)	(6,367)

Other comprehensive income (loss), net of tax	664,322	(1,911,181)	(302,269)	(1,304,279)

Comprehensive income	$4,572,352	$1,404,509	$6,790,998	$5,002,738

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Changes in
Shareholders’ Equity (unaudited)

	Six Months
	Ended June 30,
	2005	2004
Common stock, $1 par value
At beginning of period	$15,079,133	$14,993,493
Par value of shares issued under stock option plans	17,482	75,724

At end of period	15,096,615	15,069,217

Capital surplus
At beginning of period	32,478,404	31,497,057
Surplus of shares issued under stock option plans	145,993	695,070

At end of period	32,624,397	32,192,127

Retained earnings
At beginning of period	125,178,824	119,081,744
Net income	7,093,267	6,307,017
Cash dividends paid	(3,451,271)	(3,265,544)

At end of period	128,820,820	122,123,217

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	245,076	768,645
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(317,054)	(1,314,070)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	14,785	9,791

At end of period	(57,193)	(535,634)

Cost of common stock in treasury
At beginning of period	(31,965,216)	(24,525,840)
Cost of common stock repurchased	(3,951,997)	(4,246,042)

At end of period	(35,917,213)	(28,771,882)

Total shareholders’ equity	$140,567,426	$140,077,045

Shares issued
At beginning of period	15,079,133	14,993,493
Shares issued under stock option plans	17,482	75,724

At end of period	15,096,615	15,069,217

Common shares in treasury
At beginning of period	(1,763,031)	(1,393,311)
Common shares repurchased	(213,430)	(209,924)

At end of period	(1,976,461)	(1,603,235)

Total shares outstanding	13,120,154	13,465,982

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months
	Ended June 30,
	2005	2004
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$7,093,267	$6,307,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	778,020	606,019
Provision for loan loss	2,121,829	2,349,012
Investment security premium amortization, net	212,578	259,663
Acquisition premium amortization (discount accretion), net	102,546	(139,310)
Deferred income taxes	(272,892)	(418,248)
Losses on sales or calls of securities available for sale	86,834	—
Gains on calls of securities held to maturity	(5,777)	(14,347)
Net decrease in mortgage loans held for sale	1,166,232	2,288,123
Losses (gains) on disposal or sale of equipment	3,219	(1,500)
Gains on disposal or sale of other real estate	(91,126)	(55,880)
Increase (decrease) in taxes payable	(53,148)	858,900
Increase in accrued interest receivable	(782,351)	(269,896)
Increase (decrease) in accrued interest payable	490,851	(154,243)
Increase in cash surrender value of bank owned life insurance	(258,578)	(292,686)
Increase in other assets	(344,409)	(597,503)
Increase in other liabilities	517,844	279,453

Net cash provided by operating activities	10,764,939	11,004,574

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	214,603	6,598,356
Proceeds from maturities, calls and paydowns of securities held to maturity	9,347,000	10,161,475
Proceeds from sales of securities available for sale	13,930,838	2,950,000
Purchase of securities available for sale	(22,056,486)	(18,576,107)
Net increase in loans	(38,212,848)	(26,556,857)
Investment in bank owned life insurance	—	(1,315,000)
Capital expenditures	(1,515,689)	(769,716)
Proceeds from sale of fixed assets	—	1,500
Proceeds from sale of other real estate	69,880	589,029

Net cash used in investing activities	(38,222,702)	(26,917,320)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	23,986,505	23,360,050
Net increase (decrease) in time deposits	59,645,273	(13,579,727)
Net increase (decrease) in overnight borrowings	(42,042,492)	13,668,175
Net increase (decrease) in other borrowings	(4,874,696)	289,819
Net proceeds from shares issued under stock option plans	163,475	770,794
Dividends paid	(3,451,271)	(3,265,544)
Purchases of common stock for treasury	(3,951,997)	(4,246,042)

Net cash provided by financing activities	29,474,797	16,997,525

Net increase in cash equivalents	2,017,034	1,084,779
Cash and cash equivalents at beginning of period	31,570,832	33,595,834

Cash and cash equivalents at end of period	$33,587,866	$34,680,613

See notes to consolidated condensed financial statements.
(continued on next page)

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
(unaudited) - (concluded)

	Six Months
	Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,272,665	$6,306,120
Income taxes	3,708,323	2,561,000
Noncash investing and financing activities:
Transfer from loans to other real estate owned	679,473	687,864
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements
June 30, 2005
 (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) consolidated condensed balance sheet as of June 30, 2005, the consolidated condensed statements of income and of comprehensive income for the three and six month periods ended June 30, 2005 and 2004, and the consolidated condensed statements of changes in shareholders’ equity and of cash flows for the six month periods ended June 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2005.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in shares)	2005	2004	2005	2004
Weighted average shares outstanding	13,184,111	13,521,847	13,233,864	13,572,416
Potentially dilutive effect of stock options	38,068	46,871	43,400	53,711

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,222,179	13,568,718	13,277,264	13,626,127

For the three months ended June 30, 2005 and 2004, 87,163 shares and 46,011 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the six months ended June 30, 2005 and 2004, 48,922 shares and 45,578 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2005
 (unaudited)
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$162,011,467	$138,012,770
Letters of credit	4,404,256	4,795,138

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$23,606,203	$14,605,060
The Company’s risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
Managed risk includes the risk associated with changes in interest rates associated with mortgage loans held for sale. Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.
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
June 30, 2005
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income as reported	$3,908,030	$3,315,690	$7,093,267	$6,307,017
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,480)	(10,265)	(10,961)	(20,529)

Pro forma net income	$3,902,550	$3,305,425	$7,082,306	$6,286,488

Net income per share as reported — Basic	$0.30	$0.25	$0.54	$0.46
— Diluted	0.30	0.24	0.53	0.46
Pro forma net income per share — Basic	0.30	0.24	0.54	0.46
— Diluted	0.30	0.24	0.53	0.46
The Company computes its estimate of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	Six Months
	Ended June 30,
	2005	2004
Option value, aggregate	$5.45	$6.45
Risk-free rate	3.80%	4.06%
Average expected term (years)	5.6 years	5.6 years
Expected volatility	37.61%	41.30%
Expected dividend yield	2.82%	2.37%
Expected turnover	8.76%	8.97%
5. GOODWILL AND INTANGIBLE ASSETS

During 2003, the Company’s acquisition of First Commerce Corporation generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” uses a non-amortization approach to account for purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of June 30, 2005, the carrying value of the core deposit intangible asset totaled $412,372, net of accumulated amortization of $217,641. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $51,546 for the six month period ended June 30, 2005. Annual expense is expected to range from approximately $97,000 in 2005 to $52,000 in 2009.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2005
 (unaudited)
SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its goodwill impairment test as of May 31 of each year. Management completed the annual goodwill impairment test as of May 31, 2005, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.
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
June 30, 2005
 (unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments for the three and six month periods ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
COMMUNITY BANKING
Net interest income	$10,908,347	$9,594,618	$21,151,161	$19,066,154
Provision for loan losses	885,710	1,104,325	2,109,829	2,349,012
Noninterest income	2,111,146	1,895,290	3,748,512	3,617,133
Noninterest expense	6,141,865	5,538,047	11,885,027	11,139,541
Income before income taxes	5,991,918	4,847,536	10,904,817	9,194,734
Net income	4,016,612	3,356,008	7,330,395	6,348,849
Identifiable segment assets	1,031,131,663	956,620,310	1,031,131,663	956,620,310

MORTGAGE BANKING
Net interest income	$801,316	$1,080,862	$1,509,367	$1,888,305
Provision for loan losses	6,000	—	12,000	—
Noninterest income	1,041,224	979,852	1,861,605	1,906,557
Noninterest expense	1,673,261	1,827,164	3,157,014	3,355,087
Income before income taxes	163,279	233,550	201,958	439,775
Net income	97,403	140,215	121,205	263,814
Identifiable segment assets	33,594,118	32,568,186	33,594,118	32,568,186

ALL OTHER
Net interest expense	$(84,166)	$(70,587)	$(148,805)	$(117,057)
Provision for loan losses	—	—	—	—
Noninterest income	—	—	—	—
Noninterest expense	121,819	109,946	209,528	188,589
Loss before income taxes	(205,985)	(180,533)	(358,333)	(305,646)
Net loss	(205,985)	(180,533)	(358,333)	(305,646)
Identifiable segment assets	4,674,482	4,796,663	4,674,482	4,796,663

TOTAL SEGMENTS
Net interest income	$11,625,497	$10,604,893	$22,511,723	$20,837,402
Provision for loan losses	891,710	1,104,325	2,121,829	2,349,012
Noninterest income	3,152,370	2,875,142	5,610,117	5,523,690
Noninterest expense	7,936,945	7,475,157	15,251,569	14,683,217
Income before income taxes	5,949,212	4,900,553	10,748,442	9,328,863
Net income	3,908,030	3,315,690	7,093,267	6,307,017
Identifiable segment assets	1,069,400,263	993,985,159	1,069,400,263	993,985,159

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2005
  (unaudited)
7. NEW ACCOUNTING STANDARDS
In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of June 30, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.
In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 21, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will be required to adopt SFAS No. 123R until the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied as of the beginning of the first period presented as if that principle had always been used. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the period ended June 30, 2005. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings increased in both the three and six month periods ended June 30, 2005, primarily due to higher net interest income resulting from increases in the Bank’s prime lending rate and growth in the Bank’s loan volumes. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended June 30,
	2005	2004	% change
Earnings
Net interest income	$11,625,497	$10,604,893	9.6%
Provision for loan losses	891,710	1,104,325	-19.3%
Other income	3,152,370	2,875,142	9.6%
Other expense	7,936,945	7,475,157	6.2%
Net income	3,908,030	3,315,690	17.9%
Per share
Net income
- Basic	$0.30	$0.25	20.0%
- Diluted	0.30	0.24	25.0%

Average for period
Assets	$1,058,591,104	$987,822,152	7.2%
Loans	807,808,475	732,767,860	10.2%
Deposits	805,295,822	738,039,147	9.1%
Shareholders’ equity	139,972,934	140,739,170	-0.5%

Ratios
Return on average assets	1.48%	1.35%
Return on average equity	11.20%	9.48%
Average capital to average assets	13.22%	14.25%
Efficiency ratio	52.68%	54.09%

Financial Highlights for	Six Months
the Year-to-Date Periods	Ended June 30,
	2005	2004	% change
Earnings
Net interest income	$22,511,723	$20,837,402	8.0%
Provision for loan losses	2,121,829	2,349,012	-9.7%
Other income	5,610,117	5,523,690	1.6%
Other expense	15,251,569	14,683,217	3.9%
Net income	7,093,267	6,307,017	12.5%
Per share
Net income
- Basic	$0.54	$0.46	17.4%
- Diluted	0.53	0.46	15.2%

Average for period
Assets	$1,045,361,879	$977,560,062	6.9%
Loans	796,243,818	726,310,506	9.6%
Deposits	788,938,989	731,425,093	7.9%
Shareholders’ equity	140,430,905	141,612,535	-0.8%

Ratios
Return on average assets	1.37%	1.30%
Return on average equity	10.19%	8.96%
Average capital to average assets	13.43%	14.49%
Efficiency ratio	53.10%	54.25%

Critical Accounting Policies
     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for investment securities, mortgage loans held for sale, derivatives and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.
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
     Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans that are deemed to be impaired (i.e. probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the pools of similar loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates, and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

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

Changes in Financial Condition
June 30, 2005 Compared With December 31, 2004
     Total assets increased $37,161,814, or 3.60%, from December 31, 2004 to June 30, 2005. Earning assets increased $34,162,314, or 3.55%, over the same six-month period. As reflected in the table below, loans, the largest earning asset, increased $36,380,911, or 4.68%, over the same period, primarily because of a $37,755,929, or 4.93%, increase as of June 30, 2005 in loans of the Bank, partially offset by a $1,375,018, or 10.86%, decrease in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $1,141,591, or 5.30%, as of June 30, 2005, due to lower mortgage origination and refinancing activities primarily because of higher mortgage interest rates. Investment securities decreased $2,256,926, or 1.42%, because calls and maturities of debt securities were used to partially fund loan growth. Cash and cash equivalents increased $2,017,034, or 6.39%. Accrued interest receivable increased $782,351, or 13.77%, due to higher interest rates and volumes of interest-earning assets. Also during this period, other assets increased $838,973, or 9.99%, primarily because of a $360,436, or 28.17%, increase in foreclosed properties and a $473,231, or 8.95%, increase in the deferred tax assets of the Bank.
     Loans at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Real estate — Construction	$106,757,220	$105,110,671
Real estate — Mortgage	442,782,063	420,860,460
Commercial, financial and agricultural	238,448,701	223,605,232
Consumer	27,170,383	29,014,711
All other loans	700,414	704,247

	815,858,781	779,295,321
Deferred origination fees, net	(1,340,440)	(1,157,891)

Total loans	$814,518,341	$778,137,430

Mortgage loans held for sale	$20,411,957	$21,553,548

     Funding the asset growth was a combination of earnings retained and growth in deposits, partially offset by a decline in overnight and other borrowings. Deposits increased $83,591,514, or 11.15%, from December 31, 2004 to June 30, 2005, which management believes was attributable, in large part, to a continued advertising campaign that featured several of the Company’s deposit products priced at attractive rates. Noninterest-bearing demand deposits increased $17,560,781, or 13.75%, over the same six-month period, while interest-bearing demand deposits increased $6,159,576, or 2.18%, over the same six-month period. The increase in interest-bearing demand deposits reflected a $4,801,305, or 3.95%, increase in NOW account deposits. Part of the growth in interest-bearing demand accounts was believed to be attributable to the movement of funds by customers to demand accounts from time deposits in an apparent effort to remain liquid in a rising rate environment. Time deposits increased $59,605,009, or 19.00%, over the six-month period. Time deposits greater than $100,000 increased $37,549,372, or 26.39%, while other time deposits increased $22,055,637, or 12.87%, primarily because of the advertising campaign cited above. The Company’s loan to deposit ratio was 97.73% as of June 30, 2005 compared to 103.77% as of December 31, 2004, while the Bank’s loan to deposit ratio was 93.12% compared to 98.35% when comparing the same periods.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2004 to June 30, 2005, such overnight borrowings decreased $42,042,492, or 58.60%, reflecting a decrease of $43,354,768, or 90.47%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, partially offset by an increase of $1,312,276, or 5.51%, in volumes of commercial paper. Other borrowings decreased $4,893,960, or 7.70%, reflecting a decrease of $2,019,264, or 6.94%, in borrowings of the Bank and a decrease of $2,874,696, or 9.75%, in temporary borrowings by Granite Mortgage primarily due to lower mortgage origination activity resulting from higher mortgage interest rates during the period.
     Accrued interest payable increased $490,851, or 35.34%, from December 31, 2004 to June 30, 2005, primarily due to higher interest rates and higher volumes on deposits. Other liabilities increased $464,696, or 10.02%, from December 31, 2004 to June 30, 2005.
     Common stock outstanding decreased 195,948 shares, or 1.47%, from December 31, 2004 to June 30, 2005, primarily due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2004 through June 30, 2005, the Company repurchased 213,430 shares of its common stock at an average price of $18.52. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Also from December 31, 2004 through June 30, 2005, the Company issued 17,482 shares of its common stock at an average price of $9.35 under its stock option plans. Earnings retained were $3,641,996 for the first six months of 2005, after paying cash dividends of $3,451,271. Accumulated other comprehensive income (loss), net of deferred income taxes, decreased $302,269, or 123.34%, from December 31, 2004 to June 30, 2005, primarily because the value of securities available for sale and mortgages held for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2005 such unfunded commitments to extend credit were $162,011,467, while commitments in the form of standby letters of credit totaled $4,404,256.
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
     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of June 30, 2005, Granite Mortgage held approximately $23,606,000 in open mortgage-backed security commitments with an estimated market value of approximately $23,602,000, an unrealized loss of approximately $4,000. For the quarterly period ended June 30, 2005, there were realized losses on hedged mortgage loan commitments of approximately $154,000 and realized losses of approximately $77,000 on commitments to sell mortgage-backed securities.
     Through its 2003 acquisition of First Commerce Corporation, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security in an effort to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par beginning in 2006.

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of June 30, 2005 and December 31, 2004 or its results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At June 30, 2005, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $653,642,383, or 78.4% of the Bank’s total deposits, compared to $607,600,241, or 81.0% of the Bank’s total deposits as of December 31, 2004.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2005, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2005, the Bank had investment securities pledged to secure an overnight funding line of approximately $9,750,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2005, the Bank had a line of credit totaling approximately $104,308,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $27,000,000 was outstanding and included in other borrowings and approximately $77,308,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2005, the line was secured by approximately $25,579,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of June 30, 2005 and December 31, 2004, this line of credit was $40,000,000.
     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2006 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2005, the Company had not borrowed any funds against this line of credit.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		June 30, 2005		December 31, 2004
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$50,882	5.4%	$47,196	4.2%
	0%	48,281	0.0%	45,279	0.0%
	- 3%	41,339	-14.4%*	40,176	-11.3%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$53,134	13.8%	$48,110	10.5%
	+3%	51,571	10.5%	47,032	8.1%
	+2%	49,979	7.1%	45,909	5.5%
	+1%	48,360	3.6%	44,703	2.7%
	0%	46,679	0.0%	43,520	0.0%
	- 1%	41,843	-10.4%	39,492	-9.3%
	- 2%	37,267	-20.2%	36,386	-16.4%
	- 3%	33,530	-28.2%*	33,592	-22.8%*
	- 4%	29,865	-36.0%*	30,438	-30.1%*

*	The Federal Reserve’s overnight federal funds rate target was 3.25% at June 30, 2005 and 2.25% at December 31, 2004. Since it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching or exceeding the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended June 30, 2005 Compared With the Same Period in 2004 and for the Six Month Period Ended June 30, 2005 Compared With the Same Period in 2004
     During the three-month period ended June 30, 2005, the Company’s net income increased 17.86% to $3,908,030 from the $3,315,690 earned in the same period of 2004. The increase primarily resulted from higher net interest income and lower provisions for loan losses. For essentially the same reasons, year-to-date net income was also higher. For the first six months of 2005, net income was $7,093,267, up $786,250, or 12.47%, from the $6,307,017 earned in the same year-to-date period of 2004.
Net Interest Income for the Quarterly Periods
     During the three-month period ended June 30, 2005, the Company’s net interest income increased $1,020,604, or 9.62%, compared to the three months ended June 30, 2004, primarily due to higher volumes of and yields on loans, partially offset by higher rates paid on interest-bearing deposits. The loan growth occurred primarily in the Bank’s newer market areas. The Company’s net interest margin averaged 4.84% during the three month period compared to 4.79% during the same period in 2004. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     During the quarter ended June 30, 2005, interest income increased $2,635,079, or 19.26%, from the second quarter of 2004, primarily because of both higher rates on and increased volumes of loans. As discussed above, the loan growth occurred in the Bank’s more competitive newer markets. Interest and fees on loans increased $2,860,615, or 26.60%, due to both higher average volumes and rates during the quarter. Yields on loans averaged 7.12% for the quarter, up from 6.36% for the same quarter of 2004. The prime lending rate during the three month period averaged 5.83% compared to 4.00% during the same period in 2004. Gross loans averaged $826,480,705 compared to $757,558,139 in the second quarter of 2004, an increase of $68,922,566, or 9.10%. Average loans of the Bank were $795,700,458 compared to $725,821,847 in the second quarter of 2004, an increase of $69,878,611, or 9.63%, while average loans of Granite Mortgage were $30,780,247 compared to $31,736,292 during the second quarter of 2004, a decrease of $956,045, or 3.01%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments decreased $51,641, or 3.04%, primarily due to lower average volumes invested during the quarter. Average securities and overnight investments were $160,776,072 compared to $162,013,251 in the second quarter of 2004, a decrease of $1,237,179, or 0.76%.
     Interest expense increased $1,614,475, or 52.53%, primarily because of higher rates on interest-bearing deposits and other borrowings, and secondarily because of higher volumes of interest-bearing deposits. Overall, rates on interest-bearing deposits averaged 2.30% for the quarter, up from 1.68% for the same quarter of 2004. Total interest-bearing deposits averaged $669,038,456 compared to $610,495,987 in the second quarter of 2004, an increase of $58,542,469, or 9.59%. NOW account deposits averaged $124,647,125 compared to $115,382,962 in the second quarter of 2004, an increase of $9,264,163, or 8.03%, while money market deposits averaged $163,120,199 compared to $145,566,289 in the comparable period of last year, an increase of $17,553,910, or 12.06%. The Company believes that part of the growth in interest-bearing demand accounts resulted from the movement of funds by customers to the demand accounts from time deposits in order to remain liquid in a rising rate environment. In addition, the Company continued to offer attractive rates on its premium money market deposit accounts during the quarter. Time deposits averaged $354,750,462 compared to $321,808,989 in the second quarter of 2004, an increase of $32,941,473, or 10.24%. Time deposits generally pay higher rates of interest than most other types of deposits. The Company believes that the increase in time deposits may be attributable in large part to an advertising campaign that featured special rates on some of the Company’s time deposit products. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
     Overnight and other borrowings averaged $106,601,891 compared to $101,603,704 in the second quarter of 2004, an increase of $4,998,187, or 4.92%, reflecting by an increase of $5,742,676, or 12.51%, in average overnight and other borrowings of the Bank, partially offset by a decrease of $1,308,933, or 4.70%, in temporary borrowings of Granite Mortgage. Overnight borrowings averaged $46,796,165 compared to $34,576,619 in the second quarter of 2004, an increase of $12,219,546, or 35.34%, reflecting an increase of $11,655,102, or 99.27%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank. Other borrowings averaged $59,805,726 compared to $67,027,085 in the second quarter of 2004, a decrease of $7,221,359, or 10.77%, reflecting a decrease of $5,912,426, or 17.31%, in average borrowings of the Bank and a decrease of $1,308,933, or 4.70%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.
Net Interest Income for the Year-to-Date Periods
     For substantially the same reasons as during the second quarter, the Company’s net interest income increased $1,674,321, or 8.04%, during the six month period ended June 30, 2005 compared to the same period in 2004, primarily due to higher volumes of and yields on loans, partially offset by higher rates paid on interest-bearing deposits. As was also the case for the quarterly period, a substantial portion of the loan growth occurred in the Bank’s newer markets. The Company’s net interest margin averaged 4.78% for the year-to-date period, up from 4.76% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     As was the case for the second quarter, both higher volumes and higher rates led to higher interest income and expense for the six month period ended June 30, 2005. During the first six months of 2005, interest income increased $4,285,960, or 15.88%, from the same period last year, primarily because of both higher rates on and increased volumes of loans. Interest and fees on loans increased $4,609,048, or 21.52%, due to the higher yields on and average volumes of loans during the year-to-date period. As discussed above, the growth in the Bank’s loan volumes occurred primarily in the Bank’s newer markets. Yields on loans averaged 6.94% for the year-to-date period, up from 6.33% for the same period last year. The prime rate during the six month period averaged 5.60% compared to 4.00% during the same period in 2004. Gross loans averaged $813,910,774 compared to $748,965,844 last year, an increase of $64,944,930, or 8.67%. Average loans of the Bank were $783,525,065 compared to $720,047,295 last year, an increase of $63,477,770, or 8.82%, while average loans of Granite Mortgage were $30,385,709 compared to $28,918,549 last year, an increase of $1,467,160, or 5.07%. Interest on securities and overnight investments decreased $166,669, or 4.86%, primarily due to lower yields on securities that matured or were called that were reinvested during the period. Average securities and overnight investments were $161,230,324 compared to $160,764,310 last year, an increase of $466,014.

     Interest expense increased $2,611,639, or 42.45%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits and overnight borrowings. Rates on interest-bearing deposits averaged 2.18% for the year-to-date period, up from 1.69% for the same period last year. Interest-bearing deposits averaged $657,120,567 compared to $606,520,248 last year, an increase of $50,600,319, or 8.34%. NOW deposits averaged $125,074,901 in the first six months of 2005 compared to $111,233,645 in the first six months of 2004, an increase of $13,841,256, or 12.44%, while money market deposits averaged $164,422,025 compared to $141,138,116, an increase of $23,283,909, or 16.50%, when comparing the same periods. The Company believes that part of the growth in interest-bearing demand accounts was due to the movement of funds by customers to the demand accounts from time deposits in order to remain liquid in a rising rate environment. Time deposits averaged $341,271,776 compared to $327,000,508 last year, an increase of $14,271,268, or 4.36%. The Company believes that the increase in time deposits may be attributable in large part to an advertising campaign that featured special rates on selected time deposit products.
     Overnight and other borrowings averaged $109,368,548 compared to $98,742,865 last year, an increase of $10,625,683, or 10.76%, due to an increase of $15,367,496, or 44.51%, in average overnight borrowings partially offset by a decrease of $4,741,813, or 7.38% in average other borrowings. Overnight borrowings averaged $49,891,207 compared to $34,523,711 last year, an increase of $15,367,496, or 44.51%, reflecting an increase of $12,941,824, or 92.48%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $2,425,672, or 11.82%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $59,477,341 compared to $64,219,154 last year, a decrease of $4,741,813, or 7.38%, reflecting a decrease of $5,496,213, or 16.09%, in average borrowings of the Bank partially offset by an increase of $754,400, or 3.01%, in temporary borrowings of Granite Mortgage. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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
     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by the third party risk assessment group, regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $1,000,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors. The Bank’s Board of Directors reviews monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.
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
     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended June 30, 2005 as compared to the twelve months ended December 31, 2004. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 2005, management determined a charge to operations of $891,710 and $2,121,829, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The 2005 provisions for loan losses compared to $1,104,325 and $2,349,012, respectively, for the comparable periods in 2004. At June 30, 2005, the loan loss reserve was 1.76% of net loans outstanding compared to 1.79% as of December 31, 2004 and 1.63% at June 30, 2004. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$13,970,247	$11,583,215	$13,665,013	$10,798,897

Net charge-offs:
Loans charged off:
Real estate	84,525	457,363	259,557	708,907
Commercial, financial and agricultural	607,220	159,653	1,231,687	216,346
Credit cards and related plans	6,576	9,220	12,654	11,668
Installment loans to individuals	90,851	218,167	253,962	407,127
Demand deposit overdraft program	62,179	75,455	110,483	131,591

Total charge-offs	851,351	919,858	1,868,343	1,475,639

Recoveries of loans previously charged off:
Real estate	1,726	22,193	1,726	22,543
Commercial, financial and agricultural	7,456	1,530	14,779	22,330
Credit cards and related plans	1,287	673	2,167	1,056
Installment loans to individuals	6,980	44,074	29,679	71,478
Demand deposit overdraft program	37,378	27,350	98,583	73,825

Total recoveries	54,827	95,820	146,934	191,232

Net charge-offs	796,524	824,038	1,721,409	1,284,407

Loss provisions charged to operations	891,710	1,104,325	2,121,829	2,349,012

Allowance for loan losses, end of period	$14,065,433	$11,863,502	$14,065,433	$11,863,502

Ratio of annualized net charge-offs during the period to average loans during the period	0.39%	0.44%	0.43%	0.34%
Allowance coverage of annualized net charge-offs	440.25%	357.95%	405.19%	459.30%
Allowance as a percentage of gross loans			1.73%	1.60%
Allowance as a percentage of net loans			1.76%	1.63%

     Though year-to-date charge-offs through June 30, 2005 were higher than those in the same period of 2004, the economic signals in the Company’s Catawba Valley market area were somewhat improved as reflected in the Company’s levels of charge-offs, loans with higher risk grades, and nonperforming loans. In the second quarter of 2005, the Company charged off $851,351, a decrease of $68,507 over the comparable period in 2004. Charge-offs for the 2005 quarterly period included $607,220 in commercial loans and $90,851 in installment loans that were in default. Year-to date charge-offs were $1,868,343, an increase of $392,704 over the comparable period in 2004. Charge-offs for the 2005 year-to-date period included $1,231,687 in commercial loans and $253,962 in installment loans that were in default. The lingering effects of a recession in the Company’s Catawba Valley market area remained evident in the Company’s level of reserves for loan losses as presented above. The amount of loans with the three highest risk grades totaled approximately $13,068,000 at June 30, 2005 as compared with $14,245,000 and $14,225,000 at December 31, 2004 and June 30, 2004, respectively.
     Nonperforming assets at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Nonperforming assets:
Nonaccrual loans	$5,598,638	$6,633,924
Loans past due 90 days or more and still accruing interest	3,292,176	4,227,180

Total nonperforming loans	8,890,814	10,861,104
Foreclosed properties	1,640,072	1,279,636

Total nonperforming assets	$10,530,886	$12,140,740

Nonperforming loans to total loans	1.09%	1.40%
Allowance coverage of nonperforming loans	158.20%	125.82%
Nonperforming assets to total assets	0.98%	1.18%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2005 and 2004 that would have been recorded was approximately $93,190 and $68,618, respectively, while the interest income recognized on such loans was approximately $1,298 and $1,836, respectively, for the comparable quarters. For the comparable year-to-date periods, interest income of $219,285 in 2005 and $165,618 in 2004 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized for the two periods was $1,298 and $8,330.
     The Company’s investment in impaired loans at June 30, 2005 and December 31, 2004 was as follows:

	June 30,	December 31,
	2005	2004
Investment in impaired loans:
Impaired loans still accruing interest	$4,896,942	$5,236,871
Accrued interest on accruing impaired loans	139,091	115,907
Impaired loans not accruing interest	5,598,638	6,633,924
Foregone interest on nonaccruing impaired loans	175,494	150,922

Total investment in impaired loans	$10,810,165	$12,137,624

Loan loss allowance related to impaired loans	$4,122,405	$4,324,669

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
     When comparing June 30, 2005 with June 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10,949,257 ($5,774,132 of which was on a non-accrual basis) and $7,552,102 ($4,339,961 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2005 and 2004 was not significantly different from the balance at June 30, 2005 and 2004, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4,122,405 and $2,996,543 at June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized interest income on those impaired loans of approximately $314,585 and $238,170, respectively.
Noninterest Income and Expenses for the Quarterly Periods
      For the quarter ended June 30, 2005, total noninterest income was $3,152,370, up $277,228, or 9.64%, from $2,875,142 earned in the same period of 2004, primarily because of higher fees from deposit accounts and mortgage originations and gains from the sale of government guaranteed loans. Fees on deposit accounts were $1,449,932 during the second quarter, up $81,585, or 5.96%, from $1,368,347 earned in the second quarter of 2004, primarily due to an increase in the Bank’s fees associated with demand deposit overdrafts and ATM network transactions. Other service fees and commissions were $209,288 for the second quarter of 2005, up $14,681, or 7.54%, from $194,607 earned in the same period of 2004. Also included in other service fees was fee income from sales of annuities of $61,353 for 2005, up $2,425, or 4.12%, from $58,928 earned in the same period of 2004. Mortgage origination fee income was $1,041,224 for the second quarter of 2005, up $61,372, or 6.26%, from $979,852 earned in the same period of 2004. Mortgage loans originated during the three months ended June 30, 2005 and 2004 were $72,997,405 and $86,103,746, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. There were no significant gains or losses on sales of securities in the second quarter of 2005 or 2004. Other noninterest income was $446,150 for the second quarter of 2005, up $128,161, or 40.30%, from $317,989 earned in the second quarter of 2004, primarily due to higher sales of the government guaranteed portions of small business loans which generated $90,506 in the second quarter of 2005 compared to no gains in the same quarter of 2004.
     Second quarter 2005 noninterest expenses, or overhead, totaled $7,936,945, up $461,788, or 6.18%, from $7,475,157 in the same quarter of 2004, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $6,141,865 for the second quarter of 2005, an increase of $603,818, or 10.90%, over the costs of $5,538,047 for the second quarter of 2004, primarily because of higher personnel costs, while mortgage-related overhead fell $153,903 or 8.42%.

      Personnel costs, the largest of the overhead expenses, were $4,898,074 during the quarter, up $329,135, or 7.20%, from $4,568,939 in 2004. Of the $329,135 increase in personnel costs, $486,268 in increased personnel costs were related to banking operations, which were partially offset by a $157,133 decrease in personnel costs related to mortgage operations. The $486,268 increase in the Bank’s personnel costs included approximately $183,000 in personnel costs related to the new banking offices added since the first quarter of 2003. Salaries and wages were $3,845,624 during the quarter, up $175,466, or 4.78%, from $3,670,158 in 2004, while employee benefits were $1,052,450, up $153,669, or 17.10%, compared to $898,781 in the second quarter of 2004. The Bank’s salary expenses rose $333,130 or 13.61%, while mortgage-related salary expenses fell $157,664 or 12.90%.
     Noninterest expenses other than for personnel increased $132,653, or 4.56%, to $3,038,871 during the quarter from $2,906,218 incurred in the same period of 2004. Of the $132,653 increase, $117,550 were related to increased nonpersonnel costs of the Bank, while $3,230 were related to increased nonpersonnel costs of Granite Mortgage. Banking offices opened or acquired during the expansion that began in the second quarter of 2003 accounted for approximately $115,000 of the Bank’s increase. Occupancy expenses for the quarter were $519,070, up $119,912, or 30.04%, from $399,158 in the same period of 2004. Equipment expenses were $551,435 during the second quarter, up $58,751, or 11.92%, from $492,684 in the same period of 2004. Second quarter other noninterest expenses were $1,968,366 in 2005, down $46,010, or 2.28%, from $2,014,376 in the same quarter a year ago. Income tax expense was $2,041,182 for the quarter, up $456,319, or 28.79%, from $1,584,863 for the 2004 second quarter. The effective tax rates were 34.31% and 32.34% for the second quarters of 2005 and 2004, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2005.

Noninterest Income and Expenses for the Year-to-Date Periods
     For the six months ended June 30, 2005, total noninterest income was $5,610,117, up $86,427, or 1.56%, from $5,523,690 earned in the first six months of 2004, primarily because increases from higher fees on deposit accounts and other noninterest income were partially offset by lower mortgage banking income and increased losses on sales of securities. Fees on deposit accounts were $2,670,069 during the first six months of 2005, up $89,565, or 3.47%, from $2,580,504 in the same period of 2004, primarily due to an increase in the Bank’s ATM network fees. Also for the year-to-date period, other service fees and commissions were $418,109, virtually unchanged from $418,404 in 2004. Mortgage origination fee income was $1,861,605 for the first two quarters of 2005, down $44,952, or 2.36%, from $1,906,557 earned in the same period of 2004. Mortgage loans originated during the six months ended June 30, 2005 and 2004 were $126,847,242 and $148,082,414, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Year-to-date losses on sales of securities were $81,058, down by $95,405, or 664.98%, from gains of $14,347 in the same period of 2004, most of which was reported in the first quarter of 2005. Other noninterest income was $741,392 during the six months ended June 30, 2005, up $137,514, or 22.77%, from $603,878 in the same period of 2004, primarily due to gains from sales of small business loans which generated $90,506 in the first six months of 2005 compared to no gains in the same period of 2004.
     Total noninterest expenses were $15,251,569 during the first six months of 2005, up $568,352, or 3.87%, from $14,683,217 in the same period of 2004. The year-to-date increase reflects higher costs in each category of the Bank’s overhead expenses. The Bank’s overhead costs were $11,885,027 for the first six months of 2005, an increase of $745,486, or 6.69%, over the costs of $11,139,541 for the same period of 2004. Of the $745,486 increase, approximately $24,000 reflected the increased overhead costs of the Bank’s banking offices opened and acquired during the expansion that began in the second quarter of 2003. Year-to-date overhead costs in 2004 also included a nonrecurring personnel charge of approximately $490,000 related to the departure of a former executive officer in the first quarter of 2004. The increase in the Bank’s overhead costs were partially offset by a $198,073 decrease in the overhead costs attributable to a decline in mortgage origination activity.
     Total personnel costs, the largest of the overhead expenses, were $9,514,775 during the first six months of 2005, up $126,366, or 1.35%, from $9,388,409 in the same period of 2004. Included in the change in personnel costs was an increase of $263,186 in employee benefits that was partially offset by a decrease of $136,820 in salaries and wages. Also, the personnel costs of the Bank increased $370,102, which were partially offset by a decrease of $243,736 in personnel costs related to mortgage operations. The Bank’s personnel costs included a decrease of approximately $167,000 in personnel costs related to banking offices opened and acquired during the expansion that began in the second quarter of 2003. The 2004 year-to-date period included approximately $490,000 in nonrecurring personnel costs of the new offices related to the departure of a former executive officer. Excluding the nonrecurring charge in 2004, personnel costs related to banking operations would have increased by $860,102 for the first six months of 2005. Salaries and wages were $7,482,354 during the first six months of 2005, down $136,820, or 1.80%, from $7,619,174 in the same period of 2004. The decrease in salaries and wages consisted of $238,241 related to mortgage operations, partially offset by a $101,421 increase related to banking operations. Employee benefits were $2,032,421, up $263,186, or 14.88%, from $1,769,235, primarily due to higher costs related to banking operations.

      Noninterest expenses, other than for personnel, increased $441,986, or 8.35%, to $5,736,794 during the first six months of 2005 from the $5,294,808 incurred in the same period of 2004. Of the $441,986 increase, the Bank’s nonpersonnel costs increased $375,384, while Granite Mortgage’s nonpersonnel costs increased $45,663. Banking offices opened or acquired during the expansion that began in the second quarter of 2003 accounted for approximately $191,000 of the Bank’s increase. Year-to-date occupancy expenses were $968,850, up $133,893, or 16.04%, from $834,957 in 2004, and equipment expenses were $1,068,022, up $172,627, or 19.28%, from $895,395 in the same year-to-date period of 2004. Other noninterest expenses were $3,699,922 for the six months ended June 30, 2005, up $135,466, or 3.80%, from $3,564,456 in the same period of 2004. Of the $135,466 increase in other noninterest expenses, $171,927 were related to banking operations, partially offset by a $57,400 decrease related to mortgage operations. Year-to-date income tax expense was $3,655,175 in 2005, up $633,329, or 20.96%, from $3,021,846 in 2004. The year-to-date effective tax rates were 34.01% and 32.39% for 2005 and 2004, respectively, with the increase in 2005 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.
Off-Balance Sheet Arrangements
     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2005 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of June 30, 2005, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. See also Note 3 under “Notes to Consolidated Condensed Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended June 30, 2005 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Apr 1, 2005	Apr 30, 2005	38,904	$17.83	38,904	$675,620	(3)
May 1, 2005	May 27, 2005	37,898	17.83	37,898	—	(3)
May 27, 2005	May 31, 2005	1,089	18.24	1,089	9,980,137	(4)
Jun 1, 2005	Jun 30, 2005	48,050	18.68	48,050	9,082,787	(4)

	Totals	125,941	$18.16	125,941

(1)	For the three months ended June 30, 2005, 125,941 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Repurchase program in the amount of $10,000,000 announced February 12, 2004 and concluded May 27, 2005.

(4)	Currently active repurchase program in the amount of $10,000,000 announced May 17, 2005 and commenced on May 27, 2005.
Item 4 — Submission of Matters to a Vote of Security Holders
      The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 25, 2005:
Proposal 1. To consider the election of eight persons named as director/nominees in the Proxy Statement dated March 18, 2005.

John N. Bray	FOR	10,730,744	WITHHELD	297,932
Paul M. Fleetwood, III	FOR	11,008,727	WITHHELD	19,949
John A. Forlines, Jr.	FOR	10,998,839	WITHHELD	29,837
Hugh R. Gaither	FOR	10,969,309	WITHHELD	59,368
Bob J. McCreary	FOR	11,004,017	WITHHELD	24,659
James Y. Preston	FOR	10,970,510	WITHHELD	58,167
Charles M. Snipes	FOR	10,994,688	WITHHELD	33,988
Boyd C. Wilson, Jr., CPA	FOR	11,008,734	WITHHELD	19,942
Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.
FOR                  10,996,938                  AGAINST                  21,272                  ABSTAIN        -
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

Bank of Granite Corporation
(Registrant)

Date: August 8, 2005	/s/ Kirby A. Tyndall

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