Form 10-Q
period 2005-09-30
BANK OF GRANITE CORP
filed 2005-11-07
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑      No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
12,991,688 shares outstanding as of October 31, 2005

Exhibit Index begins on page 40

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets September 30, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income Three Months Ended September 30, 2005 and 2004 And Nine Months Ended September 30, 2005 and 2004	4

Consolidated Condensed Statements of Comprehensive Income Three Months Ended September 30, 2005 and 2004 And Nine Months Ended September 30, 2005 and 2004	5

Consolidated Condensed Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2005 and 2004	6

Consolidated Condensed Statements of Cash Flows Nine Months Ended September 30, 2005 and 2004	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40

Item 1. Financial Statements
Bank of Granite Corporation
Consolidated Condensed Balance Sheets
     (unaudited)

	September 30,	December 31,
	2005	2004
Assets:
Cash and cash equivalents:
Cash and due from banks	$31,765,729	$27,993,385
Interest-bearing deposits	21,749,789	3,577,447
Federal funds sold	14,000,000	—

Total cash and cash equivalents	67,515,518	31,570,832

Investment securities:
Available for sale, at fair value	112,706,314	107,358,249
Held to maturity, at amortized cost	41,374,266	51,201,793

Loans	819,179,808	778,137,430
Allowance for loan losses	(12,867,861)	(13,665,013)

Net loans	806,311,947	764,472,417

Mortgage loans held for sale	20,726,230	21,553,548

Premises and equipment, net	14,651,667	13,074,186
Accrued interest receivable	7,206,100	5,681,091
Investment in bank owned life insurance	19,217,714	17,703,961
Intangible assets	11,152,908	11,227,365
Other assets	9,683,720	8,395,007

Total assets	$1,110,546,384	$1,032,238,449

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$157,603,560	$127,678,055
NOW accounts	124,406,502	121,617,228
Money market accounts	175,060,738	161,140,509
Savings accounts	24,914,499	25,750,982
Time deposits of $100,000 or more	190,464,383	142,261,311
Other time deposits	206,686,338	171,413,467

Total deposits	879,136,020	749,861,552
Overnight borrowings	28,553,547	71,748,432
Other borrowings	54,911,788	63,585,577
Accrued interest payable	2,215,743	1,388,929
Other liabilities	5,571,869	4,637,738

Total liabilities	970,388,967	891,222,228

Shareholders’ equity:
Common stock, $1 par value
Authorized — 25,000,000 shares
Issued — 15,096,699 shares in 2005 and 15,079,133 shares in 2004
Outstanding — 13,018,739 shares in 2005 and 13,316,102 shares in 2004	15,096,699	15,079,133
Capital surplus	32,625,234	32,478,404
Retained earnings	131,254,994	125,178,824
Accumulated other comprehensive income (loss), net of deferred income taxes	(867,228)	245,076
Less: Cost of common stock in treasury;
2,077,960 shares in 2005 and 1,763,031 shares in 2004	(37,952,282)	(31,965,216)

Total shareholders’ equity	140,157,417	141,016,221

Total liabilities and shareholders’ equity	$1,110,546,384	$1,032,238,449

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of
     Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees from loans	$14,957,994	$11,048,885	$40,984,330	$32,466,173
Interest and fees from mortgage banking	1,178,775	1,054,305	3,163,982	3,195,931
Federal funds sold	48,350	5,151	48,848	5,974
Interest-bearing deposits	82,457	26,512	135,791	49,445
Investments:
U.S. Treasury	43,122	43,122	129,393	129,386
U.S. Government agencies	893,667	811,467	2,552,482	2,386,579
States and political subdivisions	512,282	596,750	1,626,435	1,906,210
Other	177,708	193,215	528,333	628,988

Total interest income	17,894,355	13,779,407	49,169,594	40,768,686

Interest expense:
Time deposits of $100,000 or more	1,587,621	865,345	3,914,144	2,716,348
Other deposits	3,039,630	1,815,516	7,810,823	5,062,948
Overnight borrowings	96,195	90,230	625,033	295,447
Other borrowings	637,896	487,874	1,774,858	1,336,099

Total interest expense	5,361,342	3,258,965	14,124,858	9,410,842

Net interest income	12,533,013	10,520,442	35,044,736	31,357,844
Provision for loan losses	1,601,680	1,677,889	3,723,509	4,026,901

Net interest income after provision for loan losses	10,931,333	8,842,553	31,321,227	27,330,943

Other income:
Service charges on deposit accounts	1,502,143	1,423,633	4,172,212	4,004,137
Other service charges, fees and commissions	183,314	199,512	601,423	617,916
Mortgage banking income	1,147,988	923,600	3,009,593	2,830,157
Securities gains	134,220	—	53,162	14,347
Other	370,046	303,301	1,111,438	907,179

Total other income	3,337,711	2,850,046	8,947,828	8,373,736

Other expenses:
Salaries and wages	3,882,823	3,514,359	11,365,177	11,133,533
Employee benefits	1,079,334	804,367	3,111,755	2,573,602
Occupancy expense, net	556,782	424,226	1,525,632	1,259,183
Equipment expense	553,696	529,457	1,621,718	1,424,852
Other	1,825,582	1,803,565	5,525,504	5,368,021

Total other expenses	7,898,217	7,075,974	23,149,786	21,759,191

Income before income taxes	6,370,827	4,616,625	17,119,269	13,945,488
Income taxes	2,231,423	1,498,707	5,886,598	4,520,553

Net income	$4,139,404	$3,117,918	$11,232,671	$9,424,935

Per share amounts:
Net income — Basic	$0.32	$0.23	$0.85	$0.70
Net income — Diluted	0.32	0.23	0.85	0.69
Cash dividends	0.13	0.12	0.39	0.36
Book value			10.77	10.54
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of
     Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$4,139,404	$3,117,918	$11,232,671	$9,424,935

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(1,304,099)	1,798,750	(1,918,269)	(386,816)
Less: Reclassification adjustments for securities gains included in net income	(132,159)	—	(45,325)	—
Unrealized gains (losses) on mortgage derivative instruments	89,189	(30,723)	113,830	(14,565)

Other comprehensive income (loss), before tax	(1,347,069)	1,768,027	(1,849,764)	(401,381)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	572,710	(717,247)	782,992	154,249
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(35,676)	12,387	(45,532)	6,020

Other comprehensive income (loss), net of tax	(810,035)	1,063,167	(1,112,304)	(241,112)

Comprehensive income	$3,329,369	$4,181,085	$10,120,367	$9,183,823

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Changes in
   Shareholders’ Equity (unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Common stock, $1 par value
At beginning of period	$15,079,133	$14,993,493
Par value of shares issued under stock option plans	17,566	83,449

At end of period	15,096,699	15,076,942

Capital surplus
At beginning of period	32,478,404	31,497,057
Surplus of shares issued under stock option plans	146,830	811,737

At end of period	32,625,234	32,308,794

Retained earnings
At beginning of period	125,178,824	119,081,744
Net income	11,232,671	9,424,935
Cash dividends paid	(5,156,501)	(4,881,461)

At end of period	131,254,994	123,625,218

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	245,076	768,645
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(1,180,602)	(232,567)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	68,298	(8,545)

At end of period	(867,228)	527,533

Cost of common stock in treasury
At beginning of period	(31,965,216)	(24,525,840)
Cost of common stock repurchased	(5,987,066)	(6,019,817)

At end of period	(37,952,282)	(30,545,657)

Total shareholders’ equity	$140,157,417	$140,992,830

Shares issued
At beginning of period	15,079,133	14,993,493
Shares issued under stock option plans	17,566	83,449

At end of period	15,096,699	15,076,942

Common shares in treasury
At beginning of period	(1,763,031)	(1,393,311)
Common shares repurchased	(314,929)	(301,481)

At end of period	(2,077,960)	(1,694,792)

Total shares outstanding	13,018,739	13,382,150

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
     (unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$11,232,671	$9,424,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,171,137	967,060
Provision for loan loss	3,723,509	4,026,901
Investment security premium amortization, net	317,706	375,883
Acquisition premium amortization (discount accretion), net	177,662	(167,186)
Deferred income taxes	(30,027)	(893,418)
Gains on sales or calls of securities available for sale	(45,325)	—
Gains on calls of securities held to maturity	(7,837)	(14,347)
Net decrease in mortgage loans held for sale	941,148	1,684,876
Losses (gains) on disposal or sale of equipment	3,219	(1,500)
Gains on disposal or sale of other real estate	(96,214)	(77,310)
Increase (decrease) in taxes payable	(198,590)	1,086,990
Increase in accrued interest receivable	(1,525,009)	(885,157)
Increase (decrease) in accrued interest payable	826,814	(61,960)
Increase in cash surrender value of bank owned life insurance	(413,753)	(437,986)
Increase in other assets	(927,765)	(746,453)
Increase in other liabilities	1,132,721	858,433

Net cash provided by operating activities	16,282,067	15,139,761

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	214,603	18,034,015
Proceeds from maturities, calls and paydowns of securities held to maturity	9,799,250	10,161,475
Proceeds from sales of securities available for sale	14,598,493	4,530,000
Purchase of securities available for sale	(22,361,022)	(29,494,310)
Net increase in loans	(45,717,380)	(39,776,722)
Investment in bank owned life insurance	(1,100,000)	(1,315,000)
Capital expenditures	(2,751,837)	(1,599,470)
Proceeds from sale of fixed assets	—	1,500
Proceeds from sale of other real estate	502,753	743,791

Net cash used in investing activities	(46,815,140)	(38,714,721)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	45,798,525	59,216,350
Net increase (decrease) in time deposits	83,516,411	(21,192,362)
Net decrease in overnight borrowings	(43,194,885)	(1,249,412)
Net decrease in other borrowings	(8,663,121)	(4,699,727)
Net proceeds from shares issued under stock option plans	164,396	895,186
Dividends paid	(5,156,501)	(4,881,461)
Purchases of common stock for treasury	(5,987,066)	(6,019,817)

Net cash provided by financing activities	66,477,759	22,068,757

Net increase (decrease) in cash equivalents	35,944,686	(1,506,203)
Cash and cash equivalents at beginning of period	31,570,832	33,595,834

Cash and cash equivalents at end of period	$67,515,518	$32,089,631

See notes to consolidated condensed financial statements.
(continued on next page)

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows
     (unaudited) — (concluded)

	Nine Months
	Ended September 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,298,044	$6,213,837
Income taxes	6,085,188	4,562,975
Noncash investing and financing activities:
Transfer from loans to other real estate owned	944,513	779,499
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements
September 30, 2005
   (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) consolidated condensed balance sheet as of September 30, 2005, the consolidated condensed statements of income and of comprehensive income for the three and nine month periods ended September 30, 2005 and 2004, and the consolidated condensed statements of changes in shareholders’ equity and of cash flows for the nine month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2005.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in shares)	2005	2004	2005	2004
Weighted average shares outstanding	13,067,975	13,426,381	13,177,956	13,523,453
Potentially dilutive effect of stock options	45,983	42,076	44,738	49,878

Weighted average shares outstanding, including potentially dilutive effect of stock options	13,113,958	13,468,457	13,222,694	13,573,331

For the three months ended September 30, 2005 and 2004, 44,891 shares and 46,922 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, 47,672 shares and 45,766 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2005
     (unaudited)
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk
Unfunded commitments	$172,368,614	$138,012,770
Letters of credit	4,690,525	4,795,138

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$17,970,522	$14,605,060
The Company’s risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
Managed risk includes the risk associated with changes in interest rates associated with mortgage loans held for sale. Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates for sale.
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
September 30, 2005
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income as reported	$4,139,404	$3,117,918	$11,232,671	$9,424,935
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,527)	(10,980)	(11,054)	(21,961)

Pro forma net income	$4,133,877	$3,106,938	$11,221,617	$9,402,974

Net income per share as reported — Basic	$0.32	$0.23	$0.85	$0.70
— Diluted	0.32	0.23	0.85	0.69
Pro forma net income per share — Basic	0.32	0.23	0.85	0.70
— Diluted	0.32	0.23	0.85	0.69
The Company computes its estimate of option compensation expense associated with the fair value method using The Black Scholes Model. The following assumptions were used:

	Nine Months
	Ended September 30,
	2005	2004
Option value, aggregate	$5.51	$6.00
Risk-free rate	4.03%	3.45%
Average expected term (years)	5.6 years	5.6 years
Expected volatility	37.53%	41.04%
Expected dividend yield	2.96%	2.61%
Expected turnover	8.76%	8.96%
5. GOODWILL AND INTANGIBLE ASSETS
During 2003, the Company’s acquisition of First Commerce Corporation generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of September 30, 2005, the carrying value of the core deposit intangible asset totaled $389,461, net of accumulated amortization of $240,552. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $22,911 and $74,457 for the three-month and nine-month periods ended September 30, 2005, respectively. Annual expense is expected to range from approximately $97,000 in 2005 to $52,000 in 2009.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2005
     (unaudited)
The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment test as of May 31, 2005, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.
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
September 30, 2005
     (unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
COMMUNITY BANKING
Net interest income	$11,739,209	$9,728,146	$32,890,370	$28,794,300
Provision for loan losses	1,589,680	1,675,889	3,699,509	4,024,901
Noninterest income	2,057,564	1,926,446	5,806,076	5,543,579
Noninterest expense	6,022,868	5,401,548	17,907,895	16,541,089
Income before income taxes	6,184,225	4,577,155	17,089,042	13,771,889
Net income	4,062,165	3,160,090	11,392,560	9,508,939
Identifiable segment assets	1,072,977,167	966,136,320	1,072,977,167	966,136,320

MORTGAGE BANKING
Net interest income	$891,578	$859,037	$2,400,945	$2,747,342
Provision for loan losses	12,000	2,000	24,000	2,000
Noninterest income	1,147,988	923,600	3,009,593	2,830,157
Noninterest expense	1,758,818	1,576,547	4,915,832	4,931,634
Income before income taxes	268,748	204,090	470,706	643,865
Net income	159,385	122,448	280,590	386,262
Identifiable segment assets	32,977,370	33,003,146	32,977,370	33,003,146

ALL OTHER
Net interest expense	$(97,774)	$(66,741)	$(246,579)	$(183,798)
Provision for loan losses	—	—	—	—
Noninterest income	132,159	—	132,159	—
Noninterest expense	116,531	97,879	326,059	286,468
Loss before income taxes	(82,146)	(164,620)	(440,479)	(470,266)
Net loss	(82,146)	(164,620)	(440,479)	(470,266)
Identifiable segment assets	4,591,847	4,866,690	4,591,847	4,866,690

TOTAL SEGMENTS
Net interest income	$12,533,013	$10,520,442	$35,044,736	$31,357,844
Provision for loan losses	1,601,680	1,677,889	3,723,509	4,026,901
Noninterest income	3,337,711	2,850,046	8,947,828	8,373,736
Noninterest expense	7,898,217	7,075,974	23,149,786	21,759,191
Income before income taxes	6,370,827	4,616,625	17,119,269	13,945,488
Net income	4,139,404	3,117,918	11,232,671	9,424,935
Identifiable segment assets	1,110,546,384	1,004,006,156	1,110,546,384	1,004,006,156

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
September 30, 2005
     (unaudited)
7. NEW ACCOUNTING STANDARDS
In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of September 30, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 21, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company will not be required to adopt SFAS No. 123R until the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-BasedCompensation.” The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
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
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the period ended September 30, 2005. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings increased in both the three and nine month periods ended September 30, 2005, primarily due to higher net interest income resulting from increases in the Bank’s prime lending rate and growth in the Bank’s loan volumes. In addition, the Bank experienced growth in its deposits as a result of a deposit marketing campaign. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended September 30,
	2005	2004	% change
Earnings
Net interest income	$12,533,013	$10,520,442	19.1%
Provision for loan losses	1,601,680	1,677,889	-4.5%
Other income	3,337,711	2,850,046	17.1%
Other expense	7,898,217	7,075,974	11.6%
Net income	4,139,404	3,117,918	32.8%
Per share
Net income
— Basic	$0.32	$0.23	39.1%
— Diluted	0.32	0.23	39.1%

Average for period
Assets	$1,078,832,141	$1,000,135,893	7.9%
Loans	815,880,060	745,998,699	9.4%
Deposits	845,566,533	763,642,558	10.7%
Shareholders’ equity	139,987,202	140,110,816	-0.1%

Ratios
Return on average assets	1.52%	1.24%
Return on average equity	11.73%	8.85%
Average capital to average assets	12.98%	14.01%
Efficiency ratio	48.92 s %	51.68%

Financial Highlights for	Nine Months
the Year-to-Date Periods	Ended September 30,
	2005	2004	% change
Earnings
Net interest income	$35,044,736	$31,357,844	11.8%
Provision for loan losses	3,723,509	4,026,901	-7.5%
Other income	8,947,828	8,373,736	6.9%
Other expense	23,149,786	21,759,191	6.4%
Net income	11,232,671	9,424,935	19.2%
Per share
Net income
— Basic	$0.85	$0.70	21.4%
— Diluted	0.85	0.69	23.2%

Average for period
Assets	$1,056,518,633	$985,085,339	7.3%
Loans	802,789,232	732,873,237	9.5%
Deposits	807,814,837	742,164,248	8.8%
Shareholders’ equity	140,283,004	141,111,962	-0.6%

Ratios
Return on average assets	1.42%	1.28%
Return on average equity	10.71%	8.92%
Average capital to average assets	13.28%	14.32%
Efficiency ratio	51.59%	53.39%

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
     Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are considered to be impaired. Loans that are deemed to be impaired (i.e. probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the pools of similar loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates, and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

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

Changes in Financial Condition
September 30, 2005 Compared With December 31, 2004
     Total assets increased $78,307,935, or 7.59%, from December 31, 2004 to September 30, 2005. Earning assets increased $67,907,940, or 7.06%, over the same nine-month period. As reflected in the table below, loans, the largest earning asset, increased $41,042,378, or 5.27%, over the same period, primarily because of a $43,888,657, or 5.73%, increase as of September 30, 2005 in loans of the Bank, partially offset by a $2,846,279, or 22.48%, decrease in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $827,318, or 3.84%, as of September 30, 2005, due to lower mortgage origination and refinancing activities primarily because of higher mortgage interest rates. Cash and cash equivalents increased $35,944,686, or 113.85%, primarily reflected in the $18,172,342 increase in interest-bearing funds on deposit with other banks and the $14,000,000 increase in Federal funds sold. Growth in the Bank’s deposits exceeded the growth in loans which led to the increase in liquid assets (see discussion of deposit growth below). The Company noticed a slowing in loan demand during the third quarter. In addition, longer term interest rates were not meaningfully higher than short-term interest rates, so the Bank deferred reinvestment of matured and called investment securities. Investment securities decreased $4,479,462, or 2.83%. Accrued interest receivable increased $1,525,009, or 26.84%, due to higher interest rates and volumes of interest-earning assets. Intangible assets decreased $74,457, or 0.66%. Also during this period, other assets increased $1,288,713, or 15.35%, primarily because of a $702,652, or 13.29% increase in the deferred tax assets and a $111,540, or 8.72%, increase in foreclosed properties of the Bank.
     Loans at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Real estate — Construction	$117,541,435	$105,110,671
Real estate — Mortgage	450,438,276	420,860,460
Commercial, financial and agricultural	228,199,706	223,605,232
Consumer	23,645,055	29,014,711
All other loans	832,934	704,247

	820,657,406	779,295,321
Deferred origination fees, net	(1,477,598)	(1,157,891)

Total loans	$819,179,808	$778,137,430

Mortgage loans held for sale	$20,726,230	$21,553,548

     Funding the asset growth was a combination of earnings retained and growth in deposits, partially offset by a decline in overnight and other borrowings. Deposits increased $129,274,468, or 17.24%, from December 31, 2004 to September 30, 2005, which management believes was attributable in large part to a continued general advertising campaign that featured several of the Bank’s deposit products priced at attractive rates. The Bank prefers to fund its asset growth with deposit growth rather than borrowing at times when deposit rates are a lower cost source of funding. Noninterest-bearing demand deposits increased $29,925,505, or 23.44%, over the same nine-month period, while interest-bearing demand deposits increased $16,709,503, or 5.91%, over the same nine-month period. The increase in interest-bearing demand deposits reflected a $2,789,274, or 2.29%, increase in NOW account deposits and a $13,920,229, or 8.64%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Time deposits increased $83,475,943, or 26.61%, over the nine-month period. Time deposits greater than $100,000 increased $48,203,072, or 33.88%, while other time deposits increased $35,272,871, or 20.58%, primarily because of the deposit advertising campaign cited above. The Company’s loan to deposit ratio was 93.18% as of September 30, 2005 compared to 103.77% as of December 31, 2004, while the Bank’s loan to deposit ratio was 88.64% compared to 98.35% when comparing the same periods.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2004 to September 30, 2005, such overnight borrowings decreased $43,194,885, or 60.20%, primarily due to a decrease of $47,015,784, or 98.11%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, partially offset by an increase of $3,820,899, or 16.04%, in volumes of commercial paper. The Bank’s deposit advertising campaign previously discussed contributed significantly to the reduction in overnight and other borrowings. Other borrowings decreased $8,673,789, or 13.64%, reflecting a decrease of $5,010,668, or 17.21%, in borrowings of the Bank and a decrease of $3,663,121, or 12.43%, in temporary borrowings by Granite Mortgage primarily due to lower mortgage origination activity.
     Accrued interest payable increased $826,814, or 59.53%, from December 31, 2004 to September 30, 2005, primarily due to higher interest rates and higher volumes on deposits. Other liabilities increased $934,131, or 20.14%, from December 31, 2004 to September 30, 2005, primarily due to higher accrued employee benefits in 2005.
     Common stock outstanding decreased 297,363 shares, or 2.23%, from December 31, 2004 to September 30, 2005, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2004 through September 30, 2005, the Company repurchased 314,929 shares of its common stock at an average price of $19.01. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Also from December 31, 2004 through September 30, 2005, the Company issued 17,566 shares of its common stock at an average price of $9.36 under its stock option plans. Earnings retained were $6,076,170 for the first nine months of 2005, after paying cash dividends of $5,156,501. Accumulated other comprehensive income (loss), net of deferred income taxes, decreased $1,112,304, or 453.86%, from December 31, 2004 to September 30, 2005, primarily because the value of securities available for sale and mortgages held for sale declined when long-term interest rates rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2005 such unfunded commitments to extend credit were $172,368,614, while commitments in the form of standby letters of credit totaled $4,690,525.
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
     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of September 30, 2005, Granite Mortgage held approximately $17,971,000 in open mortgage-backed security commitments with an estimated market value of approximately $18,086,000, an unrealized gain of approximately $115,000. For the quarterly period ended September 30, 2005, there were realized losses on hedged mortgage loan commitments of approximately $290,000 and realized losses of approximately $1,000 on commitments to sell mortgage-backed securities.
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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of September 30, 2005 and December 31, 2004 or its results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At September 30, 2005, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $688,671,637, or 78.3% of the Bank’s total deposits, compared to $607,600,241, or 81.0% of the Bank’s total deposits as of December 31, 2004.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2005, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2005, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2005, the Bank had a line of credit totaling approximately $104,308,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $24,000,000 was outstanding and included in other borrowings and approximately $80,308,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a warehouse line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2005, the line was secured by approximately $25,815,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of September 30, 2005 and December 31, 2004, this line of credit was $40,000,000.
     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2006 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2005, the Company had not borrowed any funds against this line of credit.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		September 30, 2005		December 31, 2004
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$55,572	6.0%	$47,196	4.2%
	0%	52,413	0.0%	45,279	0.0%
	-3%	44,268	-15.5%*	40,176	-11.3%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$58,495	15.1%	$48,110	10.5%
	+3%	56,629	11.4%	47,032	8.1%
	+2%	54,720	7.7%	45,909	5.5%
	+1%	52,794	3.9%	44,703	2.7%
	0%	50,824	0.0%	43,520	0.0%
	- 1%	45,567	-10.3%	39,492	-9.3%
	- 2%	40,216	-20.9%	36,386	-16.4%
	- 3%	35,243	-30.7%*	33,592	-22.8%*
	- 4%	31,407	-38.2%*	30,438	-30.1%*

*	The Federal Reserve’s overnight federal funds rate target was 3.75% at September 30, 2005 and 2.25% at December 31, 2004. Because it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching or exceeding the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended September 30, 2005 Compared With
the Same Period in 2004 and for the Nine Month Period Ended
September 30, 2005 Compared With the Same Period in 2004
     During the three-month period ended September 30, 2005, the Company’s net income increased 32.76% to $4,139,404 from the $3,117,918 earned in the same period of 2004. The increase resulted primarily from higher net interest income and other income, partially offset by higher other expenses. For essentially the same reasons, year-to-date net income was also higher. For the first nine months of 2005, net income was $11,232,671, up $1,807,736, or 19.18%, from the $9,424,935 earned in the same year-to-date period of 2004.
Net Interest Income for the Quarterly Periods
     During the three-month period ended September 30, 2005, the Company’s net interest income increased $2,012,571, or 19.13%, compared to the three months ended September 30, 2004, primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. The loan growth occurred primarily in the Bank’s newer market areas. The Company’s net interest margin averaged 5.05% during the three-month period compared to 4.62% during the same period in 2004. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     During the quarter ended September 30, 2005, interest income increased $4,114,948, or 29.86%, from the third quarter of 2004, primarily because of both higher rates on and increased volumes of loans. As discussed above, the loan growth occurred in the Bank’s newer markets. Interest and fees on loans increased $3,909,109, or 35.38%, due to higher average volumes and rates during the quarter. Yields on loans averaged 7.66% for the quarter, up from 6.27% for the same quarter of 2004. The prime lending rate during the three-month period averaged 6.43% compared to 4.42% during the same period in 2004. Gross loans averaged $835,627,636 compared to $768,106,984 in the third quarter of 2004, an increase of $67,520,652, or 8.79%. Average loans of the Bank were $804,944,507 compared to $735,997,791 in the third quarter of 2004, an increase of $68,946,716, or 9.37%, while average loans of Granite Mortgage were $30,683,129 compared to $32,109,193 during the third quarter of 2004, a decrease of $1,426,064, or 4.44%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $81,369, or 4.85%, due to higher average volumes invested during the quarter. Average securities and overnight investments were $171,524,797 compared to $165,216,853 in the third quarter of 2004, an increase of $6,307,944, or 3.82%.
     Interest expense increased $2,102,377, or 64.51%, primarily because of higher rates on interest-bearing deposits and other borrowings, and secondarily because of higher volumes of interest-bearing deposits, which were partially offset by lower volumes on other borrowings. Overall, rates on interest-bearing deposits averaged 2.60% for the quarter, up from 1.69% for the same quarter of 2004. Total interest-bearing deposits averaged $705,868,677 compared to $630,050,931 in the third quarter of 2004, an increase of $75,817,746, or 12.03%. Money market deposits averaged $170,915,045 compared to $162,630,497 in the comparable period of last year, an increase of $8,284,548, or 5.09%. The Company continued to offer attractive rates on its premium money market deposit accounts during the quarter. Time deposits averaged $385,836,563 compared to $316,254,970 in the third quarter of 2004, an increase of $69,581,593, or 22%. Time deposits generally pay higher rates of interest than most other types of deposits. The Company believes that the increase in time deposits may be attributable in large part to an advertising campaign that featured special rates on some of the Company’s time deposit products. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
     Overnight and other borrowings averaged $85,068,806 compared to $90,489,256 in the third quarter of 2004, a decrease of $5,420,450, or 5.99%, reflecting a decrease of $6,083,279, or 17.98%, in average overnight and other borrowings of the Bank and a decrease of $1,829,407, or 6.54%, in temporary borrowings of Granite Mortgage, partially offset by an increase of $2,492,236, or 8.69%, in average overnight and other borrowings of the Company. Overnight borrowings averaged $27,642,259 compared to $27,814,226 in the third quarter of 2004, a decrease of $171,967, or 0.62%, reflecting a decrease of $2,664,203, or 64.52%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $2,492,236, or 10.52%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $57,426,547 compared to $62,675,030 in the third quarter of 2004, a decrease of $5,248,483, or 8.37%, reflecting a decrease of $3,419,076, or 11.51%, in average borrowings of the Bank and a decrease of $1,829,407, or 6.54%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.
Net Interest Income for the Year-to-Date Periods
     For substantially the same reasons as during the third quarter, the Company’s net interest income increased $3,686,892, or 11.76%, during the nine-month period ended September 30, 2005 compared to the same period in 2004, primarily due to higher volumes of and yields on loans, partially offset by higher rates paid on and volumes of interest-bearing deposits. As was also the case for the quarterly period, a substantial portion of the loan growth occurred in the Bank’s newer markets. The Company’s net interest margin averaged 4.87% for the year-to-date period, up from 4.71% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     As was the case for the third quarter, both higher rates and higher volumes led to higher interest income income and expense for the nine-month period ended September 30, 2005. During the first nine months of 2005, interest income increased $8,400,908, or 20.61%, from the same period last year, primarily because of both higher rates on and increased volumes of loans. Interest and fees on loans increased $8,518,157, or 26.24%, due to the higher yields on and average volumes of loans during the year-to-date period. As discussed above,the growth in the Bank’s loan volumes occurred primarily in the Bank’s newer markets. Yields on loans averaged 7.19% for the year-to-date period, up from 6.31% for the same period last year. The prime rate during the nine-month period averaged 5.93% compared to 4.14% during the same period in 2004. Gross loans averaged $821,149,728 compared to $755,346,224 last year, an increase of $65,803,504, or 8.71%. Average loans of the Bank were $790,664,879 compared to $725,364,127 last year, an increase of $65,300,752, or 9%, while average loans of Granite Mortgage were $30,484,849 compared to $29,982,097 last year, an increase of $502,752, or 1.68%. Interest on securities and overnight investments decreased $85,300, or 1.67%, primarily due to lower yields on and lower volumes of securities that matured or were called that were temporarily reinvested in shorter-term investments until longer-term yields increase. Average securities and overnight investments were $164,661,815 compared to $162,248,491 last year, an increase of $2,413,324, or 1.49%.

     Interest expense increased $4,714,016, or 50.09%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits and overnight borrowings. Rates on interest-bearing deposits averaged 2.33% for the year-to-date period, up from 1.69% for the same period last year. Interest-bearing deposits averaged $673,369,937 compared to $614,363,809 last year, an increase of $59,006,128, or 9.60%. NOW deposits averaged $124,529,437 in the first nine months of 2005 compared to $115,445,818 in the first nine months of 2005, an increase of $9,083,619, or 7.87%, while money market deposits averaged $166,586,365 compared to $148,302,243, an increase of $18,284,122, or 12.33%, when comparing the same periods. The Bank’s premium money market product was among the deposit products included in the Bank’s advertising campaign. Time deposits averaged $356,126,705 compared to $323,418,662 last year, an increase of $32,708,043, or 10.11%. The Company believes that the increase in time deposits was also attributable in large part to the advertising campaigns that featured special rates on selected deposit products.
     Overnight and other borrowings averaged $101,268,634 compared to $95,991,662 last year, an increase of $5,276,972, or 5.50%, due to an increase of $10,187,675, or 31.55%, in average overnight borrowings partially offset by a decrease of $4,910,703, or 7.71% in average other borrowings. Overnight borrowings averaged $42,474,891 compared to $32,287,216 last year, reflecting an increase of $7,739,815, or 72.30%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $2,447,860, or 11.34%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $58,793,743 compared to $63,704,446 last year, reflecting a decrease of $4,803,834, or 14.70%, in average borrowings of the Bank, funded by the increase in deposits, and a decrease of $106,869, or 0.41%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.
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
     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended September 30, 2005 as compared to the twelve months ended December 31, 2004. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and nine-month periods ended September 30, 2005, management determined a charge to operations of $1,601,680 and $3,723,509, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The 2005 provisions for loan losses compared to $1,677,889 and $4,026,901, respectively, for the comparable periods in 2004. At September 30, 2005, the loan loss reserve was 1.60% of net loans outstanding compared to 1.79% as of December 31, 2004 and 1.73% at September 30, 2004. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$14,065,433	$11,863,502	$13,665,013	$10,798,897

Net charge-offs:
Loans charged off:
Real estate	570,650	48,001	830,207	756,908
Commercial, financial and agricultural	2,032,967	503,972	3,264,654	720,318
Credit cards and related plans	10,527	71,436	23,181	83,104
Installment loans to individuals	162,897	158,679	416,859	565,806
Demand deposit overdraft program	80,041	92,664	190,524	224,255

Total charge-offs	2,857,082	874,752	4,725,425	2,350,391

Recoveries of loans previously charged off:
Real estate	11	304	1,737	22,847
Commercial, financial and agricultural	2,538	33,295	17,317	55,625
Credit cards and related plans	1,142	2,176	3,309	3,232
Installment loans to individuals	8,707	63,902	38,386	135,380
Demand deposit overdraft program	45,432	35,012	144,015	108,837

Total recoveries	57,830	134,689	204,764	325,921

Net charge-offs	2,799,252	740,063	4,520,661	2,024,470

Loss provisions charged to operations	1,601,680	1,677,889	3,723,509	4,026,901

Allowance for loan losses, end of period	$12,867,861	$12,801,328	$12,867,861	$12,801,328

Ratio of annualized net charge-offs during the period to average loans during the period	1.36%	0.39%	0.75%	0.37%
Allowance coverage of annualized net charge-offs	115.87%	434.80%	212.90%	473.38%
Allowance as a percentage of gross loans			1.57%	1.70%
Allowance as a percentage of net loans			1.60%	1.73%

     Though year-to-date charge-offs through September 30, 2005 were higher than those in the same period of 2004, the economic signals in the Company’s Catawba Valley market area were somewhat mixed as reflected in the Company’s levels of charge-offs, loans with higher risk grades, and nonperforming loans. In the third quarter of 2005, the Company charged off $2,857,082, an increase of $1,982,330 over the comparable period in 2004. The Company had previously established reserves for the majority of these charge-offs. Charge-offs for the 2005 quarterly period included $2,032,967 in commercial loans, $570,650 in real estate loans and $162,897 in installment loans that were in default. Year-to date charge-offs were $4,725,425, an increase of $2,375,034 over the comparable period in 2004. Charge-offs for the 2005 year-to-date period included $3,264,654 in commercial loans, $830,207 in real estate loans and $416,859 in installment loans that were in default. The amount of loans with the three highest risk grades totaled approximately $16,056,000 at September 30, 2005 as compared with $14,245,000 and $13,767,000 at December 31, 2004 and September 30, 2004, respectively. The lingering effects of a recession in the Company’s Catawba Valley market area remained evident in the Company’s levels of loan loss reserves, charge-offs and high risk loans, although nonperforming assets began to show some improvement.
     Nonperforming assets at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Nonperforming assets:
Nonaccrual loans	$5,513,836	$6,633,924
Loans past due 90 days or more and still accruing interest	1,916,629	4,227,180

Total nonperforming loans	7,430,465	10,861,104
Foreclosed properties	1,391,176	1,279,636

Total nonperforming assets	$8,821,641	$12,140,740

Nonperforming loans to total loans	0.91%	1.40%
Allowance coverage of nonperforming loans	173.18%	125.82%
Nonperforming assets to total assets	0.79%	1.18%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2005 and 2004 that would have been recorded was approximately $89,000 and $102,000, respectively, while the interest income recognized on such loans was approximately $2,000 and $1,000, respectively, for the comparable quarters. For the comparable year-to-date periods, interest income of approximately $308,000 in 2005 and $299,000 in 2004 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized for the two periods was approximately $4,000 and $38,000, respectively.
     The Company’s investment in impaired loans at September 30, 2005 and December 31, 2004 was as follows:

	September 30,	December 31,
	2005	2004
Investment in impaired loans:
Impaired loans still accruing interest	$3,714,866	$5,236,871
Accrued interest on accruing impaired loans	77,066	115,907
Impaired loans not accruing interest	5,513,836	6,633,924
Foregone interest on nonaccruing impaired loans	206,248	150,922

Total investment in impaired loans	$9,512,016	$12,137,624

Loan loss allowance related to impaired loans	$2,572,574	$4,324,669

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
     When comparing September 30, 2005 with September 30, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9,512,016 ($5,720,084 of which was on a non-accrual basis) and $8,587,614 ($5,686,758 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2005 and 2004 was not significantly different from the balance at September 30, 2005 and 2004, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,572,574 and $3,740,932 at September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized interest income on those impaired loans of approximately $283,000 and $231,000, respectively.
Noninterest Income and Expenses for the Quarterly Periods
     For the quarter ended September 30, 2005, total noninterest income was $3,337,711, up $487,665, or 17.11%, from $2,850,046 earned in the same period of 2004, primarily because of higher fees from deposit accounts, gains on sales of securities and higher fees from mortgage originations. Fees on deposit accounts were $1,502,143 during the third quarter, up $78,510, or 5.51%, from $1,423,633 earned in the third quarter of 2004, primarily due to an increase in the Bank’s fees associated with demand deposit overdrafts and ATM network transactions. Other service fees and commissions were $183,314 for the third quarter of 2005, down $16,198, or 8.12%, from $199,512 earned in the same period of 2004. Also included in other service fees was fee income from sales of annuities of $37,057 for 2005, down $36,999, or 49.96%, from $74,056 earned in the same period of 2004. Mortgage origination fee income was $1,147,988 for the third quarter of 2005, up $224,388, or 24.29%, from $923,600 earned in the same period of 2004. Mortgage loans originated during the three months ended September 30, 2005 and 2004 were $102,220,434 and $90,579,365, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Gains on sales of securities were $134,220 in 2005 compared to no gains or losses in 2004. Other noninterest income was $370,046 for the third quarter of 2005, up $66,745, or 22.01%, from $303,301 earned in the third quarter of 2004, primarily due to recoveries on foreclosed properties.
     Third quarter 2005 noninterest expenses, or overhead, totaled $7,898,217, up $822,243, or 11.62%, from $7,075,974 in the same quarter of 2004, primarily because of higher personnel costs. The Bank’s overhead costs were $6,022,868 for the third quarter of 2005, an increase of $621,320, or 11.50%, over the costs of $5,401,548 for the third quarter of 2004, while mortgage-related overhead rose $182,271 or 11.56%.

     Personnel costs, the largest of the overhead expenses, were $4,962,157 during the quarter, up $643,431, or 14.90%, from $4,318,726 in 2004. Of the $643,431 increase in personnel costs, $515,315 were increased personnel costs related to banking operations and $128,116 were increased personnel costs related to mortgage operations. The $515,315 increase in the Bank’s personnel costs included approximately $234,000 in personnel costs related to the six new banking offices and one new loan production office added since the first quarter of 2003. Salaries and wages were $3,882,823 during the quarter, up $368,464, or 10.48%, from $3,514,359 in 2004, while employee benefits were $1,079,334, up $274,967, or 34.18%, compared to $804,367 in the third quarter of 2004. The Bank’s salary expenses rose $233,189 or 9.32%, and mortgage-related salary expenses rose $135,275 or 13.36%. The Bank’s employee benefits increased $282,126 primarily due to increased profit sharing accruals resulting from improved earnings.
     Noninterest expenses other than for personnel increased $178,812, or 6.49%, to $2,936,060 during the quarter from $2,757,248 incurred in the same period of 2004. Of the increase, $106,005 were related to increased nonpersonnel costs of the Bank, while $54,155 were related to increased nonpersonnel costs of Granite Mortgage. Banking offices opened or acquired during the expansion that began in the second quarter of 2003 accounted for approximately $105,000 of the Bank’s increase. Occupancy expenses for the quarter were $556,782, up $132,556, or 31.25%, from $424,226 in the same period of 2004. Equipment expenses were $553,696 during the third quarter, up $24,239, or 4.58%, from $529,457 in the same period of 2004. Third quarter other noninterest expenses were $1,825,582 in 2005, up $22,017, or 1.22%, from $1,803,565 in the same quarter a year ago. Income tax expense was $2,231,423 for the quarter, up $732,716, or 48.89%, from $1,498,707 for the 2004 third quarter. The effective tax rates were 35.03% and 32.46% for the third quarters of 2005 and 2004, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2005.

Noninterest Income and Expenses for the Year-to-Date Periods
     For the nine months ended September 30, 2005, total noninterest income was $8,947,828, up $574,092, or 6.86%, from $8,373,736 earned in the first nine months of 2004, primarily because of higher fees on deposit accounts, higher fees from mortgage originations and gains from sales of government guaranteed loans. Fees on deposit accounts were $4,172,212 during the first nine months of 2005, up $168,075, or 4.20%, from $4,004,137 in the same period of 2004, primarily due to an increase in the Bank’s ATM network and demand deposit overdraft fees. Also for the year-to-date period, other service fees and commissions were $601,423, down $16,493, or 2.67%, from $617,916 in 2004. Mortgage origination fee income was $3,009,593 for the first three quarters of 2005, up $179,436, or 6.34%, from $2,830,157 earned in the same period of 2004. Mortgage loans originated during the nine months ended September 30, 2005 and 2004 were $201,323,336 and $215,039,117, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Year-to-date gains on sales of securities were $53,162, up $38,815, or 270.54%, from $14,347 earned in the same period of 2004, most of which was reported in the third quarter of 2005. Other noninterest income was $1,111,438 during the nine months ended September 30, 2005, up $204,259, or 22.52%, from $907,179 in the same period of 2004, primarily due to gains from sales of government guaranteed loans.
     Total noninterest expenses were $23,149,786 during the first nine months of 2005, up $1,390,595, or 6.39%, from $21,759,191 in the same period of 2004. The year-to-date increase reflects higher costs in each category of the Bank’s overhead expenses. The Bank’s overhead costs were $17,907,895 for the first nine months of 2005, an increase of $1,366,806, or 8.26%, over the costs of $16,541,089 for the same period of 2004. Of the $1,366,806 increase, approximately $363,000 reflected the increased overhead costs of the Bank’s banking offices opened and acquired during the expansion that began in the second quarter of 2003. Year-to-date overhead costs in 2004 also included a nonrecurring personnel charge of approximately $490,000 related to the departure of a former executive officer in the first quarter of 2004. The increase in the Bank’s overhead costs were slightly offset by a $15,802 decrease in the overhead costs attributable to mortgage origination activity.
     Total personnel costs, the largest of the overhead expenses, were $14,476,932 during the first nine months of 2005, up $769,797, or 5.62%, from $13,707,135 in the same period of 2004. Included in the change in personnel costs was an increase of $231,644 in salaries and wages and an increase of $538,153 in employee benefits. Also, $885,417 of the increase in personnel costs were related to banking operations, partially offset by a $115,620 decrease related to mortgage operations. The Bank’s personnel costs included an increase of approximately $67,000 in personnel costs related to banking offices opened and acquired during the expansion that began in the second quarter of 2003. The 2004 year-to-date period included approximately $490,000 in nonrecurring personnel costs of the new offices related to the departure of a former executive officer. Excluding the nonrecurring charge in 2004, personnel costs related to banking operations would have increased by $1,375,417 for the first nine months of 2005. Salaries and wages were $11,365,177 during the first nine months of 2005, up $231,644, or 2.08%, from $11,133,533 in the same period of 2004. The increase in salaries and wages consisted of $334,610 related to banking operations, partially offset by a $102,966 decrease related to mortgage operations. Employee benefits were $3,111,755, up $538,153, or 20.91%, from $2,573,602, primarily due to higher profit sharing accrual related to banking operations.

     Noninterest expenses, other than for personnel, increased $620,798, or 7.71%, to $8,672,854 during the first nine months of 2005 from the $8,052,056 incurred in the same period of 2004. Of the $620,798 increase, the Bank’s nonpersonnel costs increased $481,389, while Granite Mortgage’s nonpersonnel costs increased $99,818. Banking offices opened or acquired during the expansion that began in the second quarter of 2003 accounted for approximately $296,000 of the Bank’s increase. Year-to-date occupancy expenses were $1,525,632, up $266,449, or 21.16%, from $1,259,183 in 2004, and equipment expenses were $1,621,718, up $196,866, or 13.82%, from $1,424,852 in the same year-to-date period of 2004. Other noninterest expenses were $5,525,504 for the nine months ended September 30, 2005, up $157,483, or 2.93%, from $5,368,021 in the same period of 2004. Of the $157,483 increase in other noninterest expenses, $166,651 were related to banking operations, partially offset by a $48,759 decrease related to mortgage operations. Year-to-date income tax expense was $5,886,598 in 2005, up $1,366,045, or 30.22%, from $4,520,553 in 2004. The year-to-date effective tax rates were 34.39% and 32.42% for 2005 and 2004, respectively, with the increase in 2005 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.
Off-Balance Sheet Arrangements
     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of September 30, 2005 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of September 30, 2005, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. See also Note 3 under “Notes to Consolidated Condensed Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of September 30, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended September 30, 2005 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jul 1, 2005	Jul 31, 2005	31,987	$20.84	31,987	$8,416,212 (3)
Aug 1, 2005	Aug 31, 2005	42,581	19.82	42,581	7,572,081 (3)
Sep 1, 2005	Sep 30, 2005	26,931	19.47	26,931	7,047,718 (3)

	Totals	101,499	$20.05	101,499

(1)	For the three months ended September 30, 2005, 101,499 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 was announced May 17, 2005 and commenced on May 27, 2005.

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

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: November 7, 2005	/s/ Kirby A. Tyndall
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