Form 10-K
period 2005-12-31
BANK OF GRANITE CORP
filed 2006-03-14
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $1.00 par value

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 1, 2006, 12,867,155 shares of common stock, $1 par value, were outstanding. As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $230,142,001 based on the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Documents Incorporated by Reference
     PART III: Definitive Proxy Statement dated March 16, 2006 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Shareholders.

Exhibit Index begins on page 81

FORM 10-K CROSS-REFERENCE INDEX

		2006
	2005	Proxy
	Form 10-K	Statement
	Page	Page

PART I
Item 1 — Business	3	n/a
Item 1A — Risk Factors	8	n/a
Item 1B — Unresolved Staff Comments	9	n/a
Item 2 — Properties	10	n/a
Item 3 — Legal Proceedings	10	n/a
Item 4 — Submission of Matters to a Vote of Security Holders	10	n/a

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	11	n/a
Item 6 — Selected Financial Data	13	n/a
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14	n/a
Item 7A — Quantitative and Qualitative Disclosures about Market Risk	40
Item 8 — Financial Statements and Supplementary Data	41	n/a
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72	n/a
Item 9A — Controls and Procedures	73	n/a
Item 9B — Other Information	75	n/a

PART III
Item 10 — Directors and Executive Officers of the Registrant	76	6, 7, 9 and 22
Item 11 — Executive Compensation	76	13 - 18 and 22
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	76	3 , 16 and 17
Item 13 — Certain Relationships and Related Transactions	76	22
Item 14 — Principal Accountant Fees and Services	76	23

PART IV
Item 15 — Exhibits and Financial Statement Schedules*	77	n/a

Signatures	80	n/a
Ex-10.9
Ex-10.13
Ex-11
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
The Company conducts its business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates, retains and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and shareholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on the Company’s three business segments, see Note 20 “Operating Segments” of the “Notes to Consolidated Financial Statements.” The Company conducts its community banking business operations from 21 full-service offices located in Caldwell, Catawba, Burke, Watauga, Wilkes, Mecklenburg and Forsyth counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), the Bank ranked 11th in assets and 10th in deposits among North Carolina institutions as of September 30, 2005. The Company conducts its mortgage banking business operations from 13 offices in Cumberland, Guilford and Rowan counties in North Carolina, in addition to the counties having community banking offices.
GENERAL BUSINESS
The Bank is an independent community bank. The Bank’s principal community banking activities include the taking of demand and time deposits and the making of loans, secured and unsecured, to individuals, associations, partnerships and corporations. The majority of the Bank’s customers are individuals and small businesses. No material part of its business is dependent upon a single customer or a few customers whose loss would have a material adverse effect on the business of the Bank. No material portion of the business of the Bank is seasonal.
Granite Mortgage’s principal mortgage banking activities include the origination and underwriting of mortgage loans to individuals. Granite Mortgage also sells mortgage servicing rights and appraisal services. Granite Mortgage specializes in government guaranteed mortgage products. The majority of its customers are individuals. No material part of its business is dependent upon a single customer or a few customers whose loss would have a material adverse effect on the business of Granite Mortgage. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, Granite Mortgage generally experiences an increase in its mortgage business. When rates rise, Granite Mortgage’s business generally declines. No material portion of the business of Granite Mortgage is seasonal.

GENERAL DESCRIPTION OF ECONOMIC AREAS
Prior to 2003, the Company conducted its community banking operations primarily in Caldwell, Catawba and Burke counties of North Carolina. This area was historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, there were massive layoffs in these industries, and these counties were significantly impacted with a sudden and sustained rise in their unemployment rates. These counties experienced gradual improvements in these high unemployment rates from 2003 through 2005.
In 2003, as opportunities arose to expand and diversify its market areas, the Company did so by entering three new markets where the local economies were more diversified and growing. The Bank opened new loan production offices in Watauga County (Boone) and Wilkes County (Wilkesboro) in April 2003, acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius) in July 2003 and opened a loan production office in Matthews in November 2003. In 2004, the Bank opened a banking office in Forsyth County (Winston-Salem). The relative unemployment rates and the population growth in Mecklenburg County and Forsyth County, each as shown in the tables below, formed the primary basis for the Company’s decision to expand into those new markets. The Bank converted its loan production offices in Boone and Wilkesboro to full-service banking offices in August 2003 and converted its office in Matthews in April 2005.

Month of December	2005	2004	2003	2002	2001

Unemployment Rates*
Caldwell County	7.20%	8.30%	8.90%	8.30%	8.50%
Catawba County	5.20%	6.60%	8.00%	9.10%	9.30%
Burke County	5.60%	5.90%	7.30%	7.80%	8.30%
Watauga County	3.00%	2.00%	2.20%	2.70%	2.20%
Wilkes County	5.00%	6.00%	6.70%	7.80%	7.40%
Mecklenburg County	4.10%	4.80%	5.20%	5.60%	4.90%
Forsyth County	4.10%	4.10%	5.00%	5.20%	4.60%
North Carolina	4.90%	5.20%	6.10%	6.70%	6.60%
United States	4.90%	5.40%	5.70%	6.00%	5.80%

*	Source: Employment Security Commission of North Carolina
The population projections and estimates for the counties in the Company’s primary market areas are as follows:

	July 2006	July 2004	April 2000
Population Projections and Estimates*	Projections	Estimates	Census

Caldwell County	79,144	78,548	77,708
Catawba County	151,232	147,789	141,686
Burke County	89,528	88,895	89,145
Watauga County	43,117	42,854	42,695
Wilkes County	67,788	66,982	65,632
Mecklenburg County	805,291	768,789	695,471
Forsyth County	328,126	320,764	306,067
North Carolina	8,792,017	8,541,263	8,046,962

*	Source of projection, estimate and census data: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION
The Bank operates community banking offices in the North Carolina cities of Granite Falls, Lenoir, Hudson, Newton, Morganton, Hickory, Boone, Wilkesboro, Charlotte, Cornelius, Conover, Matthews and Winston-Salem, with a total of 21 full-service offices.
The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year as presented below (deposit dollars in millions).

	June 30, 2005				June 30, 2004
	Bank of Granite		Market		Bank of Granite		Market
County	Deposits	Market Share	Deposits	No. of Banks	Deposits	Market Share	Deposits	No. of Banks

Caldwell	$303.6	39.6%	$767.5	9	$278.5	37.1%	$751.7	8
Catawba	331.2	14.4%	2,293.7	13	307.5	13.2%	2,321.9	11
Burke	47.5	7.1%	670.5	9	42.4	6.4%	657.6	8
Watauga	15.3	2.2%	683.2	12	7.8	1.2%	665.9	11
Wilkes	8.1	1.2%	690.8	11	4.3	0.7%	660.4	10
Mecklenburg	148.7	0.2%	83,121.7	21	132.7	0.2%	72,055.2	17
Forsyth	8.7	0.1%	12,953.4	16	none	0.0%	9,925.5	13
The Bank’s community banking markets are highly competitive. In addition to competing with other large and small banks, which tend to be numerous, especially in the higher growth markets, the Bank also competes for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms and other nonbank businesses, such as manufacturers and retailers. The table above reflects the continued increase in competition in the Bank’s markets.
The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators competing in the market. Granite Mortgage conducts its mortgage banking business from 13 offices in the North Carolina cities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton, Salisbury, Boone, Charlotte, Cornelius, Matthews, Conover and Fayetteville.
The Company’s community banking and mortgage banking operations are both required to compete based on price in order to conduct business in each of the Company’s markets, as demonstrated in the Bank’s recent increases in interest rates on deposit accounts. However, the Company believes that its focus on and commitment to providing superior customer service is what distinguishes it from its competitors.
EMPLOYEES
As of December 31, 2005, the Bank had 266 and Granite Mortgage had 67 full-time equivalent employees. Each of the Bank and Granite Mortgage considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION
The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). With its number of shareholders, the Company is also regulated by the Securities and Exchange Commission (the “SEC”).
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
The FRB has cease-and-desist powers over bank holding companies and nonbank subsidiaries where their action would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.
Although the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and any other subsidiaries. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to Section 53-87 of the North Carolina General Statutes. As of December 31, 2005, the Bank had undivided profits of approximately $93.8 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2005, this ratio was 12.04% for the Bank, leaving approximately $66.3 million of the Bank’s undivided profits available for the payment of dividends.
In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards require minimum ratios of 4% for tier 1 capital, 8% for total risk-adjusted capital and 4% for leverage. At December 31, 2005, the Company’s tier 1 ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 14.8%, 12.4% and 16.1%, respectively. The Company is in compliance with all regulatory capital requirements.
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

Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to “insiders” of banks; (iii) require banks to keep information on loans to major shareholders and executive officers, and (iv) bar certain director and officer interlocks between financial institutions. The prohibitions against certain director and officer interlocks may inhibit the ability of the Bank and the Company to obtain experienced and capable officers and directors, to replace current officers and directors, or to add to their number.
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
Shareholders of banks (including bank holding companies that own stock in banks) may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Company may also be required to provide additional capital to any additional banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.
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
INVESTMENT POLICIES
For a discussion of the Company’s investment policies, see “Investment Securities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

LOAN PORTFOLIO
For a discussion of the Company’s loan portfolio, see “Loans” and “Provisions and Allowances for Loan Losses” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
AVAILABLE INFORMATION
Additional information about the Company and its business is available at the Company’s website, at www.bankofgranite.com. The Company’s filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available, free of charge, on the Company’s website at www.bankofgranite.com under the heading “Investor Relations — SEC Filings.” These reports are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. In addition, copies of these filings are available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission’s website, www.sec.gov, is another source of this information. Information included on the Company’s website is not incorporated by reference into this annual report.
ITEM 1A — RISK FACTORS
Decreases in interest rates could cause our earnings to decline.
The Company’s balance sheet remains asset-sensitive because of its significant level of variable rate loans. Asset-sensitive means that when market interest rates change, interest rates on the Company’s variable rate assets, primarily loans, change more rapidly than the interest rates on its deposits. Therefore, when interest rates fall, the Company’s interest income on variable rate loans declines at a faster pace than the interest it pays on time deposits and other fixed rate funding.
Strong competition within our market areas may limit our growth and profitability. Larger banks and numerous other financial institutions with greater resources may be able to compete more effectively than smaller community banks and mortgage banks.
We face numerous competitors in both our community banking and mortgage banking operations in all of our market areas. We conduct our community banking operations in North Carolina primarily from the High Country of the Blue Ridge Mountains, throughout the Unifour Region of the Catawba Valley Foothills, and into the Winston-Salem Metro area of the Piedmont Region and the Charlotte Metro area of the Southern Piedmont Region. In addition to competing with larger and smaller banks, which tend to be numerous, especially in the higher growth markets, we also compete for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms and other nonbank businesses, such as manufacturers and retailers that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide. We expect competition to continue to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry.
The mortgage banking business is also highly competitive, with both large and small bank and nonbank mortgage originators competing in our mortgage banking markets. We conduct our mortgage banking operations in each of our community banking markets, in addition to the North Carolina cities of High Point, Salisbury, and Fayetteville.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in increases to our allowance. Material additions to our allowance would materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Our holding company, community banking, and mortgage banking businesses are highly regulated. Our holding company is regulated by the Federal Reserve Board, the North Carolina Commissioner of Banks, and the Securities and Exchange Commission. Our community banking subsidiary is regulated by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. Our mortgage banking subsidiary is regulated by the Federal Reserve Board and the North Carolina Commissioner of Banks. Such regulation and supervision govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on the Company’s operations. In addition to the risks of noncompliance, we are required to dedicate considerable time and monetary resources in our efforts to comply with the numerous laws and regulations that govern the ways in which we conduct our community banking and mortgage banking activities.
Economic declines in our markets could impair the ability of our customers, both individuals and businesses, to repay their loans.
We have significantly expanded our lending during the past five years as we have entered new markets in the High Country of the Blue Ridge Mountains and the Winston-Salem and Charlotte Metro areas of North Carolina. Our loan portfolios may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets or economies weaken, we may begin to experience higher default rates resulting in increased levels of non-performing loans, which would likely result in higher loan losses and lower profits.
ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2 — PROPERTIES
The Company indirectly owns and operates real estate through its ownership of the Bank and Granite Mortgage. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Cornelius, Granite Falls, Hickory, Hudson, Lenoir, Morganton, Newton and Wilkesboro. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Granite Falls, Matthews and Winston-Salem. Granite Mortgage leases its headquarters offices, which are located in Winston-Salem, North Carolina. Granite Mortgage also leases mortgage origination offices located in the North Carolina cities and communities of Boone, Charlotte, Conover, Cornelius, Fayetteville, Hickory, High Point, Lenoir, Matthews, Morganton, Newton, Salisbury and Winston-Salem. Management believes that the premises occupied by the Bank and Granite Mortgage are well-located and suitably equipped to serve and support the Company’s community banking and mortgage banking businesses. Management does not currently anticipate any problems with the renewal of its leases. See also Note 5 “Premises and Equipment” of the “Notes to Consolidated Financial Statements.”
ITEM 3 — LEGAL PROCEEDINGS
There were no significant legal proceedings as of December 31, 2005.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of shareholders in the fourth quarter of 2005.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock, $1 par value, trades on The NASDAQ National Market® tier of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and many other major daily newspapers in the NASDAQ section under the National Market System listings.
During 2005, the market participants making a market in the Company’s common stock with the highest volumes of Company shares traded were Wachovia Capital Markets, Knight Equity Markets, LP, Goldman Sachs & Company, and VBS Securities, LLC. There were no issuances of unregistered securities by the Company during the year ended December 31, 2005.
As of December 31, 2005, there were 12,911,922 shares of the Company’s common stock outstanding, owned by approximately 2,800 shareholders of record and an estimated 3,300 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2005.
Quarterly Common Stock Market Price Ranges and Dividends

2005	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$21.02	$19.63	$21.81	$21.03
Low	17.70	16.60	18.02	17.51
Close	18.49	19.14	19.04	18.53
Dividend	0.13	0.13	0.13	0.14

2004	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$22.84	$21.82	$20.85	$22.93
Low	19.16	17.67	17.95	18.77
Close	20.67	20.89	19.41	20.90
Dividend	0.12	0.12	0.12	0.13
Although future cash dividends cannot be guaranteed, the Company currently expects to pay comparable cash dividends in the future.

The following table sets forth information as of December 31, 2005 regarding shares of the Company’s common stock that may be issued upon exercise of options previously granted and currently outstanding under the Company’s stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plan
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans — Approved by security holders	217,555	$16.12	237,159
Not approved by security holders	-0-	n/a	n/a

Total	217,555	$16.12	237,159

The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the most recent quarter ended December 31, 2005 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)

Oct 1, 2005	Oct 31, 2005	27,051	$19.71	27,051	$6,514,468 (3)
Nov 1, 2005	Nov 30, 2005	39,364	20.45	39,364	5,709,303 (3)
Dec 1, 2005	Dec 31, 2005	40,402	18.98	40,402	4,942,327 (3)

	Totals	106,817	$19.71	106,817

(1)	For the three months ended December 31, 2005, 106,817 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	The currently active repurchase program in the amount of $10,000,000 was announced May 17, 2005 and commenced on May 27, 2005.

ITEM 6 — SELECTED FINANCIAL DATA
The following table presents selected consolidated historical financial data of the Company for the periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Interest income	$68,159,074	$55,265,889	$50,696,176	$45,710,526	$52,284,219
Interest expense	20,173,144	13,107,985	11,389,491	10,802,422	19,443,569

Net interest income	47,985,930	42,157,904	39,306,685	34,908,104	32,840,650
Provision for loan losses	5,193,902	5,439,160	4,764,010	3,492,382	4,216,772

Net interest income after provision for loan losses	42,792,028	36,718,744	34,542,675	31,415,722	28,623,878
Other income	11,911,287	11,256,723	14,437,740	11,397,705	10,140,060
Other expense	31,815,235	29,114,940	25,862,457	20,316,234	18,342,279

Income before income taxes	22,888,080	18,860,527	23,117,958	22,497,193	20,421,659
Income taxes	7,878,536	6,142,307	7,810,065	7,394,893	6,613,104

Net income	$15,009,544	$12,718,220	$15,307,893	$15,102,300	$13,808,555

Per share
Net income
Basic*	$1.14	$0.94	$1.14	$1.11	$0.99
Diluted*	1.14	0.94	1.13	1.11	0.99
Cash dividends*	0.53	0.49	0.46	0.41	0.37
Book value*	10.83	10.59	10.43	9.56	9.09
Share price
High*	21.81	22.93	26.96	21.59	19.12
Low*	16.60	17.67	16.17	15.56	15.09
Close*	18.53	20.90	21.77	17.50	15.82

Average shares outstanding
Basic*	13,131,530	13,481,397	13,438,007	13,547,299	13,897,764
Diluted*	13,175,774	13,531,224	13,516,700	13,552,569	13,900,127

Performance ratios
Return on average assets	1.41%	1.28%	1.78%	2.13%	2.00%
Return on average equity	10.70%	9.02%	11.40%	11.98%	11.29%
Average equity to average assets	13.14%	14.20%	15.58%	17.80%	17.70%
Dividend payout	46.50%	52.06%	40.56%	37.05%	37.01%
Efficiency ratio	52.12%	53.17%	46.81%	42.29%	40.96%

Balances at year end
Assets	$1,106,724,022	$1,032,238,449	$971,382,727	$742,014,674	$715,389,907
Investment securities	153,682,706	158,560,042	159,436,361	124,924,296	159,185,159
Loans (gross)	832,447,148	778,137,430	715,844,632	532,921,937	488,035,108
Allowance for loan losses	13,923,884	13,665,013	10,798,897	8,834,611	6,426,477
Mortgage loans held for sale	14,219,444	21,553,548	23,092,846	32,452,162	22,375,840
Liabilities	966,876,031	891,222,228	829,567,628	614,571,832	590,608,591
Deposits	879,111,425	749,861,552	735,099,355	547,249,315	522,782,719
Shareholders’ equity	139,847,991	141,016,221	141,815,099	127,442,842	124,781,316

Asset quality ratios
Net charge-offs to average loans	0.61%	0.35%	0.75%	0.21%	0.86%
Nonperforming assets to total assets	1.04%	1.18%	1.35%	0.76%	0.70%
Allowance coverage of nonperforming loans	130.96%	125.82%	95.29%	199.98%	136.35%
* Amounts for periods prior to May 31, 2002 have been restated to reflect the 5-for-4 stock split paid May 31, 2002.

ITEMS 7 AND 7A — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In 1987, the Company was formed under a plan whereby all previously issued shares of the Bank’s stock were exchanged for shares of the Company’s stock. The Bank then became a wholly owned subsidiary of the Company. In 1997, the Company acquired Granite Mortgage through a merger, which was accounted for as a pooling of interests. In July 2003, the Company acquired First Commerce Corporation and its subsidiary bank through a merger, which was accounted for as a purchase transaction. All information presented is consolidated data unless otherwise specified.
This discussion is intended to provide a general overview of the Company’s performance in 2005 and outlook for 2006. Readers seeking a more in-depth discussion of 2005 are invited to read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 8 of this annual report.
The Year 2005 in Review
Earnings increased in 2005 primarily as a result of higher income from interest and fees from loans and other fee income, partially offset by higher interest expense on deposits and increased personnel expenses. As anticipated, the Company’s interest income rose at a faster pace than its interest expense because of the rising market interest rates experienced in 2005.

Financial Highlights
($ in thousands, except per share data)	2005	2004	% change
Earnings
Net interest income	$47,986	$42,158	13.8%
Provision for loan losses	5,194	5,439	-4.5%
Other income	11,911	11,257	5.8%
Other expense	31,815	29,115	9.3%
Net income	15,010	12,718	18.0%
Per share
Net income
- Basic	$1.14	$0.94	21.3%
- Diluted	1.14	0.94	21.3%

At year-end
Assets	$1,106,724	$1,032,238	7.2%
Loans	832,447	778,137	7.0%
Deposits	879,111	749,862	17.2%

Ratios
Return on average assets	1.41%	1.28%
Return on average equity	10.70%	9.02%
Average capital to average assets	13.14%	14.20%
Efficiency ratio	52.12%	53.17%

Higher earnings from community banking activities, partially offset by lower earnings from mortgage origination activities, resulted in increased earnings for the Company in 2005. Earnings of $15,009,544 in 2005 increased 18.02% from the $12,718,220 earned in 2004. On a per share basis, earnings increased to $1.14 in 2005 compared to $0.94 in 2004. In 2005, the Company earned 1.41% on average assets and 10.70% on average equity. Its efficiency ratio was 52.12%. In 2004, the Company’s return on average assets, return on average equity and efficiency ratio were 1.28%, 9.02% and 53.17%, respectively. Earnings for 2005 included a one-time charge of $759,000 after tax, or $0.06 per share, for a retirement bonus and other benefits granted by the Board of Directors in recognition of nearly 52 years of distinguished service by the Company’s retiring chairman and former chief executive officer. Earnings for 2004 included a one-time charge of $294,163 after tax, or $0.02 per share, for a contract payout to a departing former executive officer.
Factors that significantly affected 2005 earnings and financial position:
o	Net interest income increased $5,828,026, or 13.8%, primarily resulting from increased interest income from higher rates on loans and, to a lesser extent, higher volumes of loans, which were partially offset by increased interest expense from higher rates on deposits and, to a lesser extent, higher volumes of deposits. As a result, the Company’s net interest margin increased 25 basis points to 4.95% in 2005 compared to 4.70% in 2004.

o	Loans grew by $54,309,718 or 7%, while deposits grew by $129,249,873, or 17.2%.

o	Other expenses, or operating overhead, increased $2,700,295, or 9.3%, of which $2,745,541 was related to the overhead costs of community banking operations, partially offset by a slight decrease in mortgage banking other expenses. The increase in overhead costs were primarily driven by higher personnel costs, which increased $2,584,069. Personnel costs in 2005 included $1,265,000 for a one-time charge for a retirement bonus and other benefits granted by the Board of Directors in December to the Company’s retiring chairman, while personnel costs in 2004 included $490,272 in one-time charges. The Bank’s profit sharing contribution increased $757,703 for 2005.

o	Other income increased $654,564, or 5.81%, primarily due to deposit fees and gains from the sale of the government guaranteed portions of loans.

o	Granite Mortgage, the Company’s mortgage banking subsidiary, posted 2005 net income of only $321,463, a decrease of 39.9% from the $534,630 earned in 2004, primarily due to weaker mortgage activity throughout 2005, which management attributes mainly to increases in mortgage interest rates. Mortgage volumes were $265,697,000 in 2005 compared to $280,898,000 in 2004, a decline of 5.4%.

o	During 2005, loan loss provisions decreased $245,258, or 4.5%, from the increased provisions in 2004, which were established to provide for possible charge-offs due to continued weak local economies. Total nonperforming loans improved slightly to $10,632,029 as of December 31, 2005 compared to $10,861,104 as of December 31, 2004.

o	During 2005, the Company repurchased 421,746 shares of its common stock for $8,092,457 or an average cost of $19.19 per share.
OUTLOOK FOR 2006
The Federal Reserve’s Federal Open Market Committee (the “FOMC”) steadily continued its removal of monetary policy accommodation by increasing its overnight rate on funds by 25 basis points at each of its eight meetings in 2005. The FOMC stated in its January 31, 2006 release that “The Committee judges that some further policy firming may be needed to keep the risks to the attainment of both sustainable economic growth and price stability roughly in balance,” which suggested that the FOMC may determine that additional increases in interest rates during 2006 may be necessary in order for the FOMC to attain its monetary policy goals.
As short-term interest rates rise, the Company may experience improvement in its net interest margin because the interest rates on variable-rate loans increase more rapidly than the interest rates on fixed-rate sources of funding such as time deposits and borrowings. This effect may be partially offset by more aggressive deposit pricing in an effort to more closely align deposit funding growth with loan growth.

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
The Company also plans to continue to grow, particularly in its newer markets, its loan portfolio and to use both deposit growth and borrowings, as necessary, to fund the loan growth. The Company may consider opening loan production offices or full-service offices in some of its newer markets in an effort to meet the demand for its loan and deposit products and services in those markets.
The Company remains optimistic regarding its ability to enter and compete in new markets. Entry into new markets, such as those added in recent years, has a challenging effect on near-term earnings, but the Company believes the long-term benefits outweigh the near-term challenges. Over the near term, the Company plans to continue its focus on improving the profitability of and to fortify its banking operations in the markets it entered in recent years. Over the longer term, the Company plans to continue to diversify and broaden its market and economic base, when determined prudent to do so, as it seeks sustainable earnings growth for its shareholders.
SEGMENT INFORMATION
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in determining the allocation of resources and also in assessing performance. Prior to 2003, the Company presented financial information as one segment as it had no distinct operating segments based on the requirements of SFAS No. 131. As a result of the 2003 acquisition of First Commerce by the Bank and as a part of the continued integration, management re-evaluated its reportable operating segments and determined that it has the following segments in accordance with SFAS No. 131: Community Banking, Mortgage Banking and Other. The chief operating decision maker includes certain members of the Company’s management and board committees.

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
Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans are deemed to be impaired when the Company determines that it is probable the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve, recorded as a specific reserve in the allowance for loan losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods. The Company’s nonperforming assets were $11,558,013 and $12,140,740 as of December 31, 2005 and 2004, respectively, and its gross charge-offs were $5,250,436 and $3,038,449 for 2005 and 2004, respectively.
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
RESULTS OF OPERATIONS
The following discussion relates to operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, the year ended December 31, 2004 compared to the year ended December 31, 2003, and the year ended December 31, 2003 compared to the year ended December 31, 2002.
2005 COMPARED TO 2004
In 2005, the Company earned $15,009,544, or $1.14 per share, compared to $12,718,220, or $0.94 per share, in 2004. The earnings provided returns on average assets of 1.41% in 2005 compared to 1.28% in 2004 and returns on average equity of 10.70% in 2005 compared to 9.02% in 2004. The earnings increase was primarily attributable to higher income from interest and fees from loans and other fee income, partially offset by higher interest expense on deposits and increased personnel expenses.
The Company’s net interest income increased $5,828,026, or 13.82%, during 2005 compared to 2004. This increase resulted from higher rates on loans and, to a lesser extent, higher volumes of loans, which was partially offset by increased interest expense from high rates on deposits and, to a lesser extent, higher volumes of deposits. The Company’s net interest margin averaged 4.94% for 2005, up from 4.70% for 2004. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Interest income for 2005 increased $12,893,185, or 23.34%, from 2004 primarily because of growth in interest income from higher rates on both loans and investments in general, accompanied by an increase in interest income due to higher volumes of commercial loans. Interest and fees on loans increased $12,931,833, or 29.29%, due to higher rates on loans and higher average volumes during the year. Yields on loans averaged 7.41% for 2005, up from 6.36% for 2004. The prime rate averaged 6.19% during 2005 compared to 4.31% during 2004. Gross loans averaged $827,002,929 in 2005 compared to $762,994,754 in 2004, an increase of $64,008,175, or 8.39%. Average loans of the Bank were $797,273,290 compared to $731,856,005 in 2004, an increase of $65,417,285, or 8.94%, while average loans of Granite Mortgage were $29,729,639 compared to $31,138,749 in 2004, a decrease of $1,409,110, or 4.53%. The decline in Granite Mortgage’s average loans resulted from mortgage originations of approximately $265,697,000 in 2005 compared to approximately $280,898,000 in 2004. In general, the levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that rising mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, falling mortgage interest rates generally have the effect of increasing mortgage originations and refinancings, and sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $105,211, or 1.56%. The yield on investment securities and overnight investments declined to 4.76% in 2005 from 5.00% in 2004. Investment security yields declined 26 basis points when comparing 2005 and 2004, primarily due to the replacement of maturing investments with investments at lower interest rates. Average securities and overnight investments were $168,035,814 compared to $161,737,648 in 2004, an increase of $6,298,166, or 3.89%.
Interest expense increased $7,065,159, or 53.90%, primarily from higher rates on interest-bearing deposits and borrowings and higher volumes of interest-bearing liabilities. Rates on interest-bearing deposits averaged 2.48% for 2005, up from 1.73% for 2004. Interest-bearing deposits averaged $686,123,711 in 2005 compared to $617,538,254 in 2004, an increase of $68,585,457, or 11.11%. NOW deposits averaged $123,953,354 compared to $117,153,841 in 2004, an increase of $6,799,513, or 5.80%. Money market deposits averaged $168,826,355 in 2005 compared to $152,453,153 last year, an increase of $16,373,202, or 10.74%. Time deposits averaged $367,668,263 compared to $321,027,297 for the same periods, an increase of $46,640,966, or 14.53%. Overnight and other borrowings averaged $96,071,846 compared to $99,420,084 in 2004, a decrease of $3,348,238, or 3.37%. Overnight borrowings averaged $39,006,234 compared to $35,575,198 in 2004, an increase of $3,431,036, or 9.64%. Other borrowings averaged $57,065,612 compared to $63,844,886 in 2004, a decrease of $6,779,274, or 10.62%, primarily due to a reduction in other borrowings for Granite Mortgage.
Provision for loan losses decreased 4.51% to $5,193,902 in 2005 compared to $5,439,160 in 2004. Charge-offs, net of recoveries, in 2005 were $4,935,031, an increase of $2,361,987 from net charge-offs of $2,573,044 in 2004. The effects of a prolonged recession in the Company’s Catawba Valley market area were evidenced by the significant increase in charge-offs in 2005, as well as continued high levels of the Company’s allowance for loan losses, nonperforming asset levels and loans with higher risk grades. Nonperforming loans totaled $10,632,029 at the end of 2005 compared with $10,861,104 at the end of 2004. The amount of loans with the three highest risk grades totaled $17,543,686 at December 31, 2005 as compared with $14,245,082 at December 31, 2004. Some portions of the Bank’s local Catawba Valley economy, particularly in Catawba and Burke counties, are showing signs of growth, and the new markets should continue to help diversify the Bank’s loan base, but it is difficult to determine if or when the Catawba Valley economy will return to its former strength.
For 2005, total noninterest income was $11,911,287, up $654,564, or 5.81%, from $11,256,723 earned in 2004, primarily because of higher fees on deposit accounts. These fees were $5,630,576 during 2005, up $271,370, or 5.06%, from $5,359,206 in 2004. Mortgage origination fee income was $3,990,690 for 2005, up $146,393, or 3.81%, from $3,844,297 earned in 2004. Mortgage loans originated during 2005 and 2004 were approximately $265,697,000 and $280,898,000, respectively. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets. Gains on sales of securities were $68,326 for 2005, an increase of $53,979 from 2004.
Total noninterest expenses were $31,815,235 during 2005, up $2,700,295, or 9.27%, from $29,114,940 in 2004. The changes in the various overhead categories included costs associated with higher operating expenses of the Bank, slightly offset by lower costs of mortgage origination activities.

Total personnel costs, the largest of the overhead expenses, were $20,482,900 during 2005, up $2,584,069, or 14.44%, from $17,898,831 in 2004. Of the $2,584,069 increase, $1,265,000 of increased personnel cost of banking operations is attributable to a one-time retirement bonus and other benefits granted by the Board of Directors in December to the Company’s retiring chairman, while nonrecurring personnel charges for 2004 were $490,272. Profit sharing contributions for 2005 were $1,434,210 for banking operations compared to $676,507 for 2004, an increase of $757,703 or 112%. Profit-sharing contributions increased primarily because performance-based payouts were 15% for 2005 compared to 8% for 2004.
Noninterest expenses other than for personnel increased 1.04% to $11,332,335 during 2005 from the $11,216,109 incurred in 2004. Of the $116,226 increase, the Bank’s nonpersonnel costs increased $104,575, while Granite Mortgage’s nonpersonnel costs increased $43,520. Occupancy expenses were $2,020,296 in 2005, up $290,310, or 16.78%, from $1,729,986 in 2004, primarily reflecting the additional costs associated with a full year of occupancy cost in the Bank’s new Winston-Salem market in 2005 compared to less than a full year of such costs in 2004 and higher occupancy cost associated with mortgage operations. Equipment costs rose to $2,175,312 during 2005, up $217,206, or 11.09%, from $1,958,106 in 2004, as both the Bank and Granite Mortgage invested in the technology needed to support expanded market operations. Other noninterest expenses were $7,136,727 in 2005, down $391,290, or 5.20%, from $7,528,017 in 2004. Of the $391,290 decrease in other noninterest expenses, $246,506 in decreased cost related to banking operations, primarily in marketing expenses, and $112,915 in decreased cost related to mortgage operations. Income tax expenses were $7,878,536 in 2005, up $1,736,229, or 28.27%, from $6,142,307 in 2004. The effective tax rates were 34.42% and 32.57% for 2005 and 2004, respectively, with the increase in 2005 being primarily attributable to higher relative levels of income taxable at the statutory tax rates.
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
While net charge-offs in 2004 were substantially lower than the unusually high level in 2003, the volume of net charge-offs in 2004 more closely approached the Company’s longer-term average volumes of net charge-offs. Charge-offs, net of recoveries, in 2004 were $2,573,044, a decrease of $2,089,215 from net charge-offs of $4,662,259 in 2003. The effects of a prolonged recession in the Company’s Catawba Valley market area were also evidenced by increases in the Company’s allowance for loan losses, nonperforming asset levels, and loans with higher risk grades. Nonperforming loans totaled $10,861,104 at the end of 2004 compared with $11,332,793 at the end of 2003. The amount of loans with the three highest risk grades totaled $14,245,082 at December 31, 2004 as compared with $12,046,107 at December 31, 2003.

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
Noninterest expenses other than for personnel increased 26.64% to $9,391,176 during 2003 from the $7,415,485 incurred in 2002. Of the $1,975,691 increase, the Bank’s nonpersonnel costs increased $1,227,573, while Granite Mortgage’s nonpersonnel costs increased $736,023. Occupancy expenses were $1,205,806 in 2003, up $295,578, or 32.47%, from $910,228 in 2002, primarily reflecting the additional occupancy costs associated with the newly opened banking offices and the banking offices acquired from First Commerce. Other noninterest expenses were $6,797,392 in 2003, up $1,680,807, or 32.85%, from $5,116,585 in 2002. Of the $1,680,807 increase in other noninterest expenses, $1,052,525 were related to banking operations, while $616,187 were related to mortgage operations. Income tax expenses were $7,810,065 in 2003, up $415,172, or 5.61%, from $7,394,893 in 2002. The effective tax rates were 33.78% and 32.87% for 2003 and 2002, respectively, with the increase in 2003 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.

NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company’s earnings. It is management’s ongoing policy to optimize net interest income. Net interest income totaled $47,985,930, $42,157,904, and $39,306,685 for 2005, 2004 and 2003 respectively, representing an increase of 13.8% for 2005 over 2004, an increase of 7.3% for 2004 over 2003, and an increase of 12.6%for 2003 from 2002. Interest rate spreads have been at least 4.25% over the last three years, and the Company continues efforts to optimize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.
AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2005			2004			2003
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$827,003	7.41%	$61,312	$762,995	6.36%	$48,524	$654,289	6.79%	$44,456
Taxable securities	111,677	4.06%	4,533	104,334	4.06%	4,232	81,384	4.11%	3,342
Nontaxable securities (2)	49,060	6.70%	3,287	56,849	6.77%	3,851	62,565	6.89%	4,310
Federal funds sold	4,671	3.81%	178	555	1.26%	7	9,093	1.07%	97

Total interest-earning assets	992,411	6.98%	69,310	924,733	6.12%	56,614	807,331	6.47%	52,205

Cash and due from banks	30,260			26,103			24,487
All other assets	44,536			42,185			30,052

Total assets	$1,067,207			$993,021			$861,870

Liabilities and shareholders’ equity
NOW deposits	$123,953	0.91%	1,133	$117,154	0.82%	958	$94,337	0.65%	615
Money market deposits	168,826	2.54%	4,289	152,453	1.70%	2,587	115,634	1.79%	2,066
Savings deposits	25,676	0.19%	50	26,904	0.16%	42	26,302	0.14%	38
Time deposits of $100,000 or more	192,569	2.98%	5,741	142,261	2.55%	3,622	160,781	2.16%	3,471
Other time deposits	175,099	3.33%	5,833	178,766	1.96%	3,503	133,383	2.64%	3,524

Interest-bearing deposits	686,123	2.48%	17,047	617,538	1.73%	10,712	530,437	1.83%	9,714
Overnight borrowings	39,006	1.85%	721	35,575	1.39%	493	17,762	1.26%	224
Other borrowings	57,066	4.21%	2,405	63,845	2.98%	1,903	61,922	2.34%	1,451

Total interest-bearing liabilities	782,195	2.58%	20,173	716,958	1.83%	13,108	610,121	1.87%	11,389

Noninterest-bearing deposits	137,130			128,942			109,834
Other liabilities	7,662			6,098			7,612
Shareholders’ equity	140,220			141,023			134,303

Total liabilities and shareholders’ equity	$1,067,207			$993,021			$861,870

Net yield on earning assets and net interest income (2)(3)		4.95%	$49,137		4.70%	$43,506		5.06%	$40,816

Interest rate spread (4)		4.40%			4.29%			4.60%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2005, 2004 and 2003.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2005 compared to 2004			2004 compared to 2003
	Change			Change
	Attributable to			Attributable to
dollars in thousands	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$4,408	$8,380	$12,788	$7,150	$(3,082)	$4,068
Taxable securities	298	3	301	937	(47)	890
Nontaxable securities	(525)	(39)	(564)	(390)	(69)	(459)
Federal funds sold	104	67	171	(99)	9	(90)

Interest-earning assets	$4,285	$8,411	$12,696	$7,598	$(3,189)	$4,409

NOW deposits	$59	$116	$175	$168	$175	$343
Money market deposits	347	1,355	1,702	641	(120)	521
Savings deposits	(2)	10	8	1	3	4
Time deposits of $100,000 or more	1,390	729	2,119	(436)	587	151
Other time deposits	(97)	2,427	2,330	1,044	(1,065)	(21)

Interest-bearing deposits	1,697	4,637	6,334	1,418	(420)	998
Overnight borrowings	55	173	228	236	33	269
Other borrowings	(244)	746	502	51	401	452

Interest-bearing liabilities	$1,508	$5,556	$7,064	$1,705	$14	$1,719

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.
LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)
The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2005 and 2004, such unfunded commitments to extend credit were $158,256,508 and $138,012,770, respectively, while commitments in the form of standby letters of credit totaled $3,273,905 and $4,795,138, respectively.
The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of the NASDAQ Stock Market®, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. During 2005, the Company repurchased 421,746 shares of its common stock at an average price of $19.19.
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

In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of December 31, 2005, Granite Mortgage held $12,348,187 in open mortgage-backed security commitments with an estimated market value of $12,264,322, an unrealized loss of $83,865. For 2005, there were realized losses on hedged mortgage loan commitments of $824,204 and realized losses of $126,924 on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage production also believes that this management method increases production efficiencies.
Through its 2003 acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par beginning on December 8, 2006, at which date the Company plans to call this security.
Except for the hedging strategy, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2005, payments due under such operating lease arrangements are $947,315 in 2006, $1,428,383 in the years 2007 through 2008, $946,640 in the years 2009 through 2010 and $2,141,064 in the years 2011 and thereafter. Further discussions are included under “Off-Balance Sheet Arrangements” below.
Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. As of December 31, 2005, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $686,542,462, or 78.1%, of the Bank’s total deposits.
The other principal methods of funding used by the Bank are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31,2005, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2005, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $8,250,000 with the Federal Reserve Bank. As of December 31, 2005, the Bank had no securities pledged to the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2005, the Bank had the capacity to borrow approximately $107,662,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans. Overnight borrowings were $27,737,643 as of December 31, 2005, a decrease of $44,010,789 from the $71,748,432 in overnight borrowings at December 31, 2004, as the Bank temporarily funded its loan growth, which outpaced its deposit growth in 2004, with overnight borrowings.
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2005 and 2004, this line of credit was $40,000,000, of which $17,335,942 and $29,478,614, respectively, were outstanding at year end. Granite Mortgage requests credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated, and the Company serves as guarantor on this borrowing.

The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which expires June 30, 2006. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2005 and 2004, the Company had not borrowed any funds against this line of credit.
The majority of the Company’s deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to optimize net interest income while maintaining a stable deposit base. Because the Company has historically relied on deposits from its local market areas as its primary source of funding, it has not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, the Company does realize the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.
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
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2005

	Interest Sensitive Within				Non-sensitive
				Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
dollars in thousands	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$3,906			$3,906		$3,906
Federal funds sold	18,600			18,600		18,600
Securities (at amortized cost) (1):
U.S. Treasury				—	$5,185	5,185
U.S. Government agencies	7,525		$1,996	9,521	82,272	91,793
States and political subdivisions	1,245	$4,527	100	5,872	41,076	46,948
Other (including equity securities)	200	—	—	200	11,292	11,492
Loans (gross):
Real estate — Construction	121,781	125	496	122,402	3,153	125,555
Real estate — Mortgage	386,381	1,400	9,152	396,933	58,389	455,322
Commercial, financial and agricultural	212,163	1,647	1,863	215,673	15,556	231,229
Consumer	4,081	272	1,450	5,803	15,108	20,911
All other	—	—	130	130	785	915
Mortgages held for sale	14,219	—	—	14,219	—	14,219

Total interest-earning assets	$770,101	$7,971	$15,187	$793,259	$232,816	$1,026,075

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$153,190			$153,190		$153,190
Money market accounts	174,866			174,866		174,866
Time deposits of $100,000 or more	53,305	$63,868	$37,829	155,002	$37,567	192,569
Other time deposits	47,036	45,014	62,327	154,377	56,532	210,909
Overnight borrowings	27,738			27,738		27,738
Other borrowings	23,570	8,000	6,000	37,570	12,105	49,675

Total interest-bearing liabilities	$479,705	$116,882	$106,156	$702,743	$106,204	$808,947

Interest sensitivity gap	$290,396	$(108,911)	$(90,969)	$90,516
Cumulative interest sensitivity gap	290,396	181,485	90,516	90,516
Interest earning-assets as a percentage of interest-bearing liabilities	161%	7%	14%	113%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

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

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-month Periods Following
	December 31, 2005			December 31, 2004
dollars in thousands	Amount	% Change		Amount	% Change
3% interest rate changes prorated over a twelve-month period

+3%	$56,229	5.5%		$47,196	4.2%
0%	53,295	0.0%		45,279	0.0%
-3%	45,337	-14.9	% *	40,176	-11.3	% *

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$58,943	14.0%		$48,110	10.5%
+3%	57,161	10.6%		47,032	8.1%
+2%	55,371	7.1%		45,909	5.5%
+1%	53,547	3.6%		44,703	2.7%
0%	51,703	0.0%		43,520	0.0%
-1%	46,480	-10.1%		39,492	-9.3%
-2%	41,187	-20.3%		36,386	-16.4	% *
-3%	36,000	-30.4	% *	33,592	-22.8	% *
-4%	31,463	-39.1	% *	30,438	-30.1	% *

*	The Federal Reserve’s overnight federal funds rate target was 2.25% at December 31, 2005 and 1.00% at December 31, 2004. Since it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions equal to or exceeding the overnight federal funds target rate.
The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2005

	Within	One to	Five
	One	Five	Years or
dollars in thousands	Year	Years	More	Total
Real estate — Construction	$55,188	$50,057	$20,310	$125,555
Real estate — Mortgage	93,969	238,664	122,689	455,322
Commercial, financial and agricultural	135,435	86,624	9,170	231,229
Consumer	4,518	16,018	375	20,911
All other	780	135	—	915

Total	$289,890	$391,498	$152,544	$833,932

Predetermined rate, maturity greater than one year	$—	$73,448	$13,069	$86,517
Variable rate or maturing within one year	289,890	318,050	139,475	747,415

Total	$289,890	$391,498	$152,544	$833,932

The Company’s rate paid on interest-bearing deposits rose to 2.48% in 2005 compared to 1.73% in 2004. The Company’s deposit growth was primarily reflected in transaction deposits, which increased $39,446,622. Rate sensitive consumers chose to place funds in transaction deposit accounts because of increased liquidity and lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company’s growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

dollars in thousands	2005	2004	2003
Non-interest-bearing demand deposits	$137,130	$128,942	$109,834
Interest-bearing demand deposits	292,779	269,607	209,971
Savings deposits	25,676	26,904	26,302
Time deposits	367,668	321,027	294,164

Total	$823,253	$746,480	$640,271

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2005 totaled approximately $192,569,000. The following table presents the maturities of these time deposits of $100,000 or more.
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2005

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$53,305	$63,868	$37,829	$155,002	$37,567	$192,569

CAPITAL RESOURCES
Funding for the future growth and expansion of the Company is dependent upon earnings of the Company’s subsidiaries. As of December 31, 2005, the Company’s ratio of total capital to risk-adjusted assets was 16.10%. The Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations. The Company currently plans no significant capital expenditures in 2006.

LOANS
Historically, the Company makes loans within its market area. It makes consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank generally considers its primary markets to be Burke, Caldwell, Catawba, Forsyth, Mecklenburg, Watauga, and Wilkes counties of North Carolina. Granite Mortgage considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2005 were $832,447,148, which compares with $778,137,430 at December 31, 2004, for an increase of $54,309,718 or 6.98%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. The Company has a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years ended December 31 are shown on the following table.
LOANS
As of December 31,

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate —
Construction	$125,555	15.1%	$105,111	13.5%	$90,176	12.6%	$75,383	14.1%	$72,418	14.2%
Mortgage	455,322	54.6%	420,860	54.0%	377,956	52.7%	245,496	46.0%	243,067	47.4%
Commercial, financial and agricultural	231,229	27.7%	223,605	28.7%	211,477	29.5%	175,409	32.9%	166,980	32.7%
Consumer	20,911	2.5%	29,015	3.7%	35,981	5.0%	37,046	6.9%	28,441	5.6%
All other	915	0.1%	704	0.1%	1,206	0.2%	449	0.1%	282	0.1%

Total loans	833,932	100.0%	779,295	100.0%	716,796	100.0%	533,783	100.0%	511,188	100.0%

Deferred origination fees, net	(1,485)		(1,158)		(951)		(860)		(777)

Total loans, net of deferred fees	$832,447		$778,137		$715,845		$532,923		$510,411

Real estate loans comprised 69.7% of the portfolio in 2005 compared to 67.5% in 2004. Commercial loans comprised 27.7% of the portfolio in 2005 compared to 28.7% in 2004, while consumer loans comprised 2.5% in 2005 compared to 3.7% in 2004. Real estate construction loans of $125,555,445 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing. Commercial loans of $231,228,504, consumer loans of $20,910,544 and real estate mortgage loans of $455,322,477 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business or the borrower.
NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

dollars in thousands	2005	2004	2003	2002	2001
Nonperforming assets
Nonaccrual loans	$6,424	$6,634	$8,115	$3,265	$2,944
Loans past due 90 days or more and still accruing interest	4,208	4,227	3,218	1,153	1,769
Foreclosed properties	926	1,280	1,775	1,203	323

Total	$11,558	$12,141	$13,108	$5,621	$5,036

Nonperforming loans to total loans	1.28%	1.40%	1.58%	0.83%	0.97%
Allowance for loan losses to nonperforming loans	130.96%	125.82%	95.29%	199.98%	136.35%
Nonperforming loans to total assets	0.96%	1.05%	1.17%	0.60%	0.66%
Nonperforming assets to total assets	1.04%	1.18%	1.35%	0.76%	0.70%

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
The Company’s investment in impaired loans for the past five years ended December 31 was as follows:
IMPAIRED LOANS
As of December 31,

dollars in thousands	2005	2004	2003	2002	2001
Investment in impaired loans:
Impaired loans still accruing interest	$4,297	$5,237	$3,114	$1,890	$1,274
Accrued interest on accruing impaired loans	129	116	90	56	38
Impaired loans not accruing interest	6,424	6,634	8,115	3,265	2,944
Accrued interest on nonaccruing impaired loans	197	151	215	127	131

Total investment in impaired loans	$11,047	$12,138	$11,534	$5,338	$4,387

Loan loss allowance related to impaired loans	$3,249	$4,325	$2,412	$2,196	$1,372

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2005 and 2004, the recorded investment in loans that were considered to be impaired, including accrued interest, was $11,046,163 ($6,620,701 of which was on a nonaccrual basis) and $12,137,624 ($6,784,846 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2005 and 2004 was not significantly different from the balance at December 31, 2005 and 2004. The related allowance for loan losses for these loans was $3,248,549 and $4,324,669 at December 31, 2005 and 2004, respectively. The allowance for impaired loans decreased $1,076,120, or 24.88%, while the total balance of impaired loans decreased $1,091,461, or 8.99%, as impaired loans with substantial loss reserves were charged off during the year. The loan loss allowance related to impaired loans was 29.41% as of December 31, 2005 compared to 35.63% as of December 31, 2004. For the years ended December 31, 2005, 2004 and 2003 , the Bank recognized interest income on those impaired loans of approximately $325,266, $266,829 and $305,865, respectively.
For the years ended December 31, 2005 and 2004, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was approximately $425,170 and $408,114, respectively, while the interest recognized on such loans was $12,484 and $65,024, respectively.

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
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the year ended December 31,2005 as compared to the year ended December 31, 2004. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued high levels of nonperforming loans resulting from the still recovering local economy in the Catawba Valley, management believed it prudent to charge operations in the amounts of $5,193,902 in 2005 compared to $5,439,160 in 2004 and $4,764,010 in 2003 to provide for future losses related to uncollectible loans. At December 31, 2005, the loan loss reserve was 1.70% of net loans outstanding compared to 1.79% as of December 31, 2004. Approximately $597,000 of the provision for loan losses was attributable to loan growth, while $4,596,000 was attributable to declining credit quality.

The following table presents an analysis of changes in the llowance for loan losses for years indicated.
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

dollars in thousands	2005	2004	2003	2002	2001
Balance at beginning of year	$13,665	$10,799	$8,835	$6,426	$6,352

Loans charged off:
Real estate	919	930	1,616	329	1,474
Commercial, financial and agricultural	3,484	1,040	2,275	538	2,123
Credit cards and related plans	45	88	41	57	19
Installment loans to individuals	540	683	767	260	468
Demand deposit overdraft program	262	297	389	371	417

Total charge-offs	5,250	3,038	5,088	1,555	4,501

Recoveries of loans previously charged off:
Real estate	63	24	3	78	52
Commercial, financial and agricultural	29	70	176	168	53
Credit cards and related plans	3	4	5	2	5
Installment loans to individuals	42	220	71	59	39
Demand deposit overdraft program	178	147	170	165	209

Total recoveries	315	465	425	472	358

Net charge-offs	4,935	2,573	4,663	1,083	4,143

Additions charged to operations	5,194	5,439	4,764	3,492	4,217

Allowance of loans acquired in purchase transaction	—	—	1,863	—	—

Balance at end of year	$13,924	$13,665	$10,799	$8,835	$6,426

Ratio of net charge-offs during the year to average loans outstanding during the year	0.61%	0.35%	0.75%	0.21%	0.86%
Allowance coverage of net charge-offs	282.14%	531.08%	231.62%	814.81%	155.15%
Allowance as a percentage of gross loans	1.67%	1.76%	1.51%	1.66%	1.32%
Allowance as a percentage of net loans	1.70%	1.79%	1.53%	1.69%	1.33%
The allowance for loan losses acquired in the purchase transaction represents general loan loss reserves. Any specific reserves were evaluated and recorded in the fair value adjustment for the applicable loan.
The following table presents the allocation of the allowance for loan losses by category.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$4,448	69.7%	$5,782	67.5%	$4,602	65.3%	$3,564	60.1%	$2,397	61.6%
Commercial, financial, and agricultural	8,401	27.7%	6,759	28.7%	5,226	29.5%	4,410	32.9%	3,306	32.7%
Consumer	577	2.5%	617	3.7%	684	5.0%	649	6.9%	540	5.6%
All other loans	—	0.1%	—	0.1%	—	0.2%	—	0.1%	—	0.1%
Unallocated	498	n/a	507	n/a	287	n/a	212	n/a	183	n/a

Total loans	$13,924	100.0%	$13,665	100.0%	$10,799	100.0%	$8,835	100.0%	$6,426	100.0%

The allowance for loan losses was 1.67%, 1.76% and 1.51% of loans outstanding at December 31, 2005, 2004 and 2003, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.61%, 0.35% and 0.75% at December 31, 2005, 2004 and 2003, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.
Charge-offs totaled $5,250,436 in 2005, compared to $3,038,449 in 2004, an increase of $2,211,987, or 72.80%. Charge-offs related to commercial loans were $3,484,172 in 2005, including $1,811,336 for four unrelated commercial loan customers, compared to charge-offs for commercial loans of $1,040,391 in 2004. The effects of a prolonged recession in the Company’s Catawba Valley market area continued to be evidenced by increases in the Company’s charge-offs as presented above, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $17,543,686 at December 31, 2005 as compared with $14,245,082 at December 31, 2004 and $12,046,107 at December 31, 2003.

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
At December 31, 2005, the securities classified as available for sale, carried at market value, totaled $112,319,269, with an amortized cost of $114,054,772, compared to a December 31, 2004 total market value of $107,358,249 with an amortized cost of $106,854,579. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Treasury with an average life of 2.9 years, US Government agencies with an average life of 3.0 years, State and political subdivisions with an average life of 10.6 years and other bonds, notes and debentures with an average life of 20.0 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $41,363,437, with a market value of $42,513,168 at December 31, 2005. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of municipal bonds with an average life of 3.9 years. During 2005, $10,017,975 in securities matured and $14,638,657 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.
CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2005

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. Treasury			$5,185	3.33%
U.S. government agency	$9,521	3.61%	76,264	3.85%	$6,008	4.85%
State and political subdivisions (2)			262	4.87%	2,060	5.15%	$3,262	5.91%
Other	200						3,559	7.06%

Total	$9,721	3.54%	$81,711	3.82%	$8,068	4.93%	$6,821	6.51%

Held to maturity:
State and political subdivisions (2)	$5,872	6.98%	$24,758	6.54%	$8,029	6.89%	$2,704	7.37%

Total	$5,872	6.98%	$24,758	6.54%	$8,029	6.89%	$2,704	7.37%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2005.

The following table provided information regarding the composition of the Company’s investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

dollars in thousands	2005	2004	2003
Available for sale (at estimated fair value):
U.S. Treasury	$5,048	$5,238	$5,372
U.S. government agency	89,815	77,410	68,783
State and political subdivisions	5,527	5,606	5,594
Other	11,928	19,104	17,918

Total	$112,318	$107,358	$97,667

Held to maturity (at amortized cost):
U.S. government agency	$—	$2,700	$5,209
State and political subdivisions	41,363	48,502	56,560

Total	$41,363	$51,202	$61,769

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2005

	Within	One to	Three to	Five
	One	Three	Five	Years or
dollars in thousands	Year	Years	Years	More	Total
Contractual Cash Obligations
Operating lease obligations	$947	$1,428	$947	$2,141	$5,463

Total	$947	$1,428	$947	$2,141	$5,463

Other Commitments
Commitments to extend credit	$70,940	$31,394	$6,222	$49,701	$158,257
Standby letters of credit	3,067	207	—	—	3,274

Total	$74,007	$31,601	$6,222	$49,701	$161,531

OFF-BALANCE SHEET ARRANGEMENTS
The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts. In addition, the Company has off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2005 and 2004, such unfunded commitments to extend credit were $158,256,508 and $138,012,770, respectively, while commitments in the form of standby letters of credit totaled $3,273,905 and $4,795,138, respectively. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity And Market Risks” above and under Note 1 “Summary Of Significant Accounting Policies,” Note 17 “Commitments And Contingencies,” Note 18 “Fair Value Of Financial Instruments” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”
RELATED PARTY TRANSACTIONS
The Company has no material related party transactions. The Company may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws.

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
Community Banking
The Community Banking segment was comprised of 21 banking offices at the end of 2005, up from 20 banking offices at December 31, 2004. Net interest income from Community Banking activities totaled $45,156,254 in 2005, an increase of $6,401,511 or 16.52%, compared to 2004. Net interest income in 2004 increased $4,392,466, or 12.78%, compared to 2003.
The 2005 provision for loan losses decreased $273,258 or 5.03%, from 2004. The 2004 provision increased $667,150, or 14.00%, from 2003. The 2005 provision is more in line with historical levels as a percentage of loans. The 2004 increase reflected the increase in levels of loans during 2004 with the three highest risk grades.
Noninterest income produced from Community Banking customers increased $359,521, or 4.85% in 2005 from the noninterest income produced in 2004. Comparing 2004 to 2003, noninterest income decreased $152,326, or 2.01%. Noninterest expenses related to Community Banking activities increased $2,745,541, or 12.45% in 2005, due in part, to a $1,265,000 increase in personnel costs for a one-time retirement bonus and other benefits granted by the Board of Directors in December to the retiring chairman. Comparing 2004 to 2003, noninterest expense increased $4,578,466, or 26.19%, because of increased personnel expenses associated with a full year of operations of the new banking offices opened or acquired during 2003 and nonrecurring personnel costs incurred in 2004.
The provision for income taxes allocated to the Community Banking segment increased $1,878,597, or 32.47%, because of a 22.96% increase in pretax income and higher effective tax rates. Effective tax rates increased to 33.37% in 2005 from 30.98% in 2004. The 2004 provision for income taxes decreased $527,832, or 8.36%, compared to 2003 because of a decrease in pretax income and a lower effective tax rate.
Total identifiable assets for Community Banking increased $83,182,629, or 8.39%, to a total of $1,074,552,282, compared to 2004.
Mortgage Banking
The Company’s Mortgage Banking segment’s net income contracted during 2005 compared to 2004 because of lower mortgage originations due to higher mortgage interest rates. The Company’s mortgage originations totaled approximately $265,697,000 in 2005, down $15,201,000, or 5.41%, from originations of approximately $280,898,000 in 2004.
Net interest income for the Mortgage Banking segment totaled $3,186,195 in 2005, down $487,302, or 13.27%, compared to 2004. The 2004 amount reflected an decrease of 26.07% when compared to net interest income in 2003. The 2005 decrease reflected the decline in mortgage originations as a result of higher mortgage interest rates during the period. The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan losses being relatively stable during the years ended December 31, 2005, 2004, and 2003. Noninterest income in 2005 increased $146,393, or 3.81%, compared to 2004. Noninterest income in 2004 decreased $3,047,874, or 44.22%, from 2003, as the result of a decline in mortgage originations in 2004 after record origination volumes in 2003.
Noninterest expenses incurred in 2005 within the Mortgage Banking segment decreased $13,377, or 0.20%, compared to 2004 as a result of lower costs associated with slightly lower origination activity. Comparing 2004 and 2003, noninterest expenses decreased $1,501,545, or 18.49%, due to the unprecedented origination activity in 2003.

The 2005 provision for income taxes allocated to the Mortgage Banking segment decreased $142,365, or 39.92%, due to lower pretax income. For 2004, the provision for income taxes decreased $1,139,926, or 76.17%, compared to 2003 due to a decrease in mortgage origination income in 2004, which followed the record mortgage origination activity in 2003.
Other
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, trust preferred securities and shareholder communications, reporting and record keeping.
NEW ACCOUNTING PRONOUNCEMENTS
In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of December 31, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 21, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company will not be required to adopt SFAS No. 123R until the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R using the modified prospective application. The Company estimates the impact will be immaterial for 2006, assuming no new grants by the Board of Directors.
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
FORWARD LOOKING STATEMENTS
The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of the Company’s customers or vendors, the Company’s level of success in integrating acquisitions, the Company’s success operating in new markets that it enters, actions of government regulators, the level of market interest rates, and general economic conditions.
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

ITEM 8 — FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
March 2, 2006

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS:
Cash and cash equivalents (Notes 1 and 18):
Cash and due from banks	$34,976,107	$27,993,385
Interest-bearing deposits	3,905,812	3,577,447
Federal funds sold	18,600,000	—

Total cash and cash equivalents	57,481,919	31,570,832

Investment securities (Notes 1, 2 and 18):
Available for sale, at fair value (amortized cost of $114,054,772 and $106,854,579 at December 31, 2005 and 2004, respectively)	112,319,269	107,358,249

Held to maturity, at amortized cost (fair value of $42,513,168 and $53,527,673 at December 31, 2005 and 2004, respectively)	41,363,437	51,201,793

Loans (Notes 1, 3 and 18)	832,447,148	778,137,430
Allowance for loan losses (Notes 1 and 4)	(13,923,884)	(13,665,013)

Net loans	818,523,264	764,472,417

Mortgage loans held for sale (Note 1)	14,219,444	21,553,548

Premises and equipment, net (Notes 1, 5 and 10)	14,805,876	13,074,186
Accrued interest receivable	7,387,075	5,681,091
Investment in bank owned life insurance (Notes 1 and 9)	19,692,889	17,703,961
Intangible assets (Note 1)	11,129,997	11,227,365
Other assets	9,800,852	8,395,007

Total assets	$1,106,724,022	$1,032,238,449

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits (Notes 13 and 18):
Demand	$147,576,746	$127,678,055
NOW accounts	129,281,747	121,617,228
Money market accounts	174,866,304	161,140,509
Savings	23,908,599	25,750,982
Time deposits of $100,000 or more	192,568,963	142,261,311
Other time deposits	210,909,066	171,413,467

Total deposits	879,111,425	749,861,552
Overnight borrowings (Notes 11 and 18)	27,737,643	71,748,432
Other borrowings (Notes 12 and 18)	49,675,003	63,585,577
Accrued interest payable	2,500,743	1,388,929
Other liabilities	7,851,217	4,637,738

Total liabilities	966,876,031	891,222,228

COMMITMENTS AND CONTINGENCIES (Notes 10 and 17)

SHAREHOLDERS’ EQUITY (Notes 1, 7, 8 and 15):
Common stock, $1.00 par value, authorized — 25,000,000 shares; issued — 15,096,699 shares in 2005 and 15,079,133 shares in 2004; outstanding — 12,911,922 shares in 2005 and 13,316,102 shares in 2004	15,096,699	15,079,133
Additional paid-in capital	32,678,939	32,478,404
Retained earnings	133,209,287	125,178,824
Accumulated other comprehensive income (loss), net of deferred income taxes of $692,017 and $200,867 at December 31, 2005 and 2004, respectively	(1,079,261)	245,076
Less: Cost of common stock in treasury;
2,184,777 shares in 2005 and 1,763,031 shares in 2004	(40,057,673)	(31,965,216)

Total shareholders’ equity	139,847,991	141,016,221

Total liabilities and shareholders’ equity	$1,106,724,022	$1,032,238,449

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
INTEREST INCOME:
Interest and fees from loans	$57,083,639	$44,151,806	$38,693,788
Interest and fees from mortgage banking	4,228,323	4,372,182	5,762,032
Federal funds sold	177,568	6,747	96,598
Interest-bearing deposits	232,056	71,861	79,896
Investments:
U.S. Treasury	173,018	173,011	69,235
U.S. Government agencies	3,445,771	3,155,472	2,604,432
States and political subdivisions	2,136,742	2,502,988	2,801,332
Other	681,957	831,822	588,863

Total interest income	68,159,074	55,265,889	50,696,176

INTEREST EXPENSE:
Time deposits of $100,000 or more	5,740,572	3,622,035	3,471,492
Other time and savings deposits	11,306,523	7,090,697	6,243,594
Overnight borrowings	721,441	492,728	223,516
Other borrowed funds	2,404,608	1,902,525	1,450,889

Total interest expense	20,173,144	13,107,985	11,389,491

NET INTEREST INCOME	47,985,930	42,157,904	39,306,685
PROVISION FOR LOAN LOSSES (Notes 1 and 4)	5,193,902	5,439,160	4,764,010

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,792,028	36,718,744	34,542,675

OTHER INCOME:
Service charges on deposit accounts (Note 6)	5,630,576	5,359,206	5,537,054
Other service charges, fees and commissions	775,284	797,961	937,787
Mortgage banking income	3,990,690	3,844,297	6,892,171
Securities gains (Note 2)	68,326	14,347	8,533
Other	1,446,411	1,240,912	1,062,195

Total other income	11,911,287	11,256,723	14,437,740

OTHER EXPENSES:
Salaries and wages	16,544,474	14,668,944	13,881,228
Employee benefits (Note 9)	3,938,426	3,229,887	2,590,053
Occupancy expense, net	2,020,296	1,729,986	1,205,806
Equipment rentals, depreciation and maintenance (Notes 1 and 5)	2,175,312	1,958,106	1,387,978
Other (Note 6)	7,136,727	7,528,017	6,797,392

Total other expenses	31,815,235	29,114,940	25,862,457

INCOME BEFORE INCOME TAXES	22,888,080	18,860,527	23,117,958
INCOME TAXES (Note 1 and 7)	7,878,536	6,142,307	7,810,065

NET INCOME	$15,009,544	$12,718,220	$15,307,893

PER SHARE AMOUNTS (Notes 1 and 14):
Net income — Basic	$1.14	$0.94	$1.14
— Diluted	1.14	0.94	1.13
Cash dividends	0.53	0.49	0.46
Book value	10.83	10.59	10.43
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
NET INCOME	$15,009,544	$12,718,220	$15,307,893

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized losses on securities available for sale	(2,178,684)	(878,316)	(265,303)
Less: Reclassification adjustment for gains included in net income	60,489	—	8,533
Unrealized gains (losses) on mortgage derivative instruments	36,587	7,529	(103,740)

Other comprehensive loss, before tax	(2,202,586)	(870,787)	(377,576)
Less: Changes in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(892,884)	(350,230)	(109,186)
Less: Changes in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	14,635	3,012	(41,496)

Other comprehensive loss, net of tax	(1,324,337)	(523,569)	(226,894)

COMPREHENSIVE INCOME	$13,685,207	$12,194,651	$15,080,999

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
COMMON STOCK, $1.00 par value
At beginning of year	$15,079,133	$14,993,493	$14,420,986
Par value of shares issued for First Commerce acquisition	—	—	543,217
Par value of shares issued under stock option plan	17,566	85,640	29,290

At end of year	15,096,699	15,079,133	14,993,493

ADDITIONAL PAID-IN CAPITAL
At beginning of year	32,478,404	31,497,057	20,694,133
Surplus of shares issued for First Commerce acquisition	—	—	10,417,467
Surplus of shares issued under stock option plan	146,830	848,108	310,671
Tax benefit from nonqualifying dispositions of stock options	53,705	133,239	74,786

At end of year	32,678,939	32,478,404	31,497,057

RETAINED EARNINGS
At beginning of year	125,178,824	119,081,744	109,982,826
Net income	15,009,544	12,718,220	15,307,893
Cash dividends	(6,979,081)	(6,621,140)	(6,208,975)

At end of year	133,209,287	125,178,824	119,081,744

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	245,076	768,645	995,539
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(1,346,289)	(528,086)	(164,650)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	21,952	4,517	(62,244)

At end of year	(1,079,261)	245,076	768,645

COST OF COMMON STOCK IN TREASURY
At beginning of year	(31,965,216)	(24,525,840)	(18,650,642)
Cost of common stock repurchased	(8,092,457)	(7,439,376)	(5,875,198)

At end of year	(40,057,673)	(31,965,216)	(24,525,840)

Total shareholders’ equity (Notes 1, 7 and 15)	$139,847,991	$141,016,221	$141,815,099

Shares issued
At beginning of year	15,079,133	14,993,493	14,420,986
Shares issued for First Commerce acquisition	—	—	543,217
Shares issued under incentive stock option plans	17,566	85,640	29,290

At end of year	15,096,699	15,079,133	14,993,493

Common shares in treasury
At beginning of year	(1,763,031)	(1,393,311)	(1,087,312)
Common shares repurchased	(421,746)	(369,720)	(305,999)

At end of year	(2,184,777)	(1,763,031)	(1,393,311)

Total shares outstanding	12,911,922	13,316,102	13,600,182

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net Income	$15,009,544	$12,718,220	$15,307,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,563,257	1,344,432	895,421
Provision for loan loss	5,193,902	5,439,160	4,764,010
Investment security premium amortization, net	423,259	489,703	442,226
Acquisition premium amortization (discount accretion), net	245,842	(150,565)	(177,483)
Deferred income taxes	(482,929)	(1,517,901)	82,827
Losses (gains) on sales or calls of securities available for sale	(60,489)	—	2,698
Gains on calls of securities held to maturity	(7,837)	(14,347)	(11,231)
Net decrease in mortgage loans held for sale	7,454,578	1,643,060	9,043,168
Losses (gains) on disposal or sale of equipment	5,665	(1,500)	(38,255)
Loss (gain) on sale of other real estate	(169,271)	(77,310)	353,867
Increase (decrease) in taxes payable	349,066	1,191,228	(1,209,631)
Increase in interest receivable	(1,705,984)	(60,257)	(227,882)
Increase (decrease) in interest payable	1,111,814	92,390	(333,949)
Increase in cash surrender value of bank owned life insurance	(568,928)	(598,683)	(489,038)
Decrease (increase) in other assets	(531,387)	437,418	(1,566,475)
Increase (decrease) in other liabilities	2,780,526	864,686	(3,445,394)

Net cash provided by operating activities	30,610,628	21,799,734	23,392,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	218,725	29,570,573	33,867,957
Proceeds from maturities, calls and paydowns of securities held to maturity	9,799,250	10,511,475	10,801,300
Proceeds from sales of securities available for sale	14,638,657	5,885,000	1,207,210
Purchases of securities available for sale	(22,373,402)	(46,444,401)	(53,855,273)
Net increase in loans	(59,435,864)	(65,194,466)	(72,391,674)
Increases (decreases) in unrealized gains or losses on hedged mortgage loan commitments	—	(96,233)	273,982
Increases in unrealized gains or losses on contracts to sell mortgage-backed securities	—	—	(218,084)
Investment in bank owned life insurance	(1,420,000)	(3,745,000)	—
Capital expenditures	(3,314,136)	(2,277,650)	(2,409,757)
Proceeds from sales of fixed assets	13,524	72,807	235,909
Proceeds from sales of other real estate	709,696	835,424	967,105
Net cash received in acquisition	—	—	13,272,682

Net cash used by investing activities	(61,163,550)	(70,882,471)	(68,248,643)

See notes to consolidated financial statements.
(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                 (concluded from previous page)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	$39,446,622	$35,252,860	$47,031,803
Net increase (decrease) in time deposits	89,843,926	(19,982,849)	9,200,623
Net increase (decrease) in overnight borrowings	(44,010,789)	46,543,261	8,148,807
Net decrease in other borrowings	(13,908,608)	(1,628,769)	(7,569,928)
Net proceeds from issuance of common stock	164,396	933,748	339,961
Dividends paid	(6,979,081)	(6,621,140)	(6,208,975)
Purchases of common stock for treasury	(8,092,457)	(7,439,376)	(5,875,198)

Net cash provided by financing activities	56,464,009	47,057,735	45,067,093

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	25,911,087	(2,025,002)	211,222

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,570,832	33,595,834	33,384,612

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,481,919	$31,570,832	$33,595,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	:
Cash paid during the year for:
Interest	$19,061,330	$13,015,595	$11,282,316
Income taxes	7,529,470	5,014,227	9,061,008
Noncash investing and financing activities:
Transfer from loans to other real estate owned	944,513	905,609	2,595,819
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION — Bank of Granite Corporation is a bank holding company with two wholly owned subsidiaries, Bank of Granite (the “Bank”), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and Granite Mortgage, Inc., formerly GLL & Associates, Inc., a mortgage banking company incorporated in North Carolina on June 24, 1985. Bank of Granite Corporation and its two subsidiaries, Bank of Granite and Granite Mortgage, Inc. are referred to herein collectively as the “Company.” The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills through the southern Piedmont areas of North Carolina through twenty-one banking offices. Granite Mortgage is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the central and southern Piedmont areas of North Carolina through thirteen mortgage offices. Granite Mortgage was acquired by Bank of Granite Corporation on November 5, 1997.
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
GOODWILL AND OTHER INTANGIBLES — The Company’s 2003 acquisition of First Commerce generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company uses a non-amortization approach to account for purchased goodwill and other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $366,550, net of accumulated amortization of $263,463, as of December 31,2005. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $97,368, $108,819 and $57,276 for the years ended December 31, 2005, 2004 and 2003, respectively. Annual amortization expense is expected to range from approximately $86,000 in 2006 to $40,000 in 2010.
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
STOCK-BASED COMPENSATION — The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net income as reported	$15,009,544	$12,718,220	$15,307,893
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,108)	(40,991)	(170,543)

Pro forma net income	$14,987,436	$12,677,229	$15,137,350

Net income per share as reported — Basic	$1.14	$0.94	$1.14
— Diluted	1.14	0.94	1.13
Pro forma net income per share — Basic	1.14	0.94	1.13
— Diluted	1.14	0.94	1.12
For 2005, 2004 and 2003, 47,672 shares, 45,860 shares and 47,175 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.
The Company estimated aggregate option values of $5.51, $6.00 and $8.52 for 2005, 2004 and 2003, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2005	2004	2003
Risk-free rate	4.03%	3.45%	3.45%
Average expected term (years)	5.6 years	5.6 years	5.7 years
Expected volatility	37.53%	41.04%	44.61%
Expected dividend yield	2.96%	2.61%	2.53%
Expected turnover	8.76%	8.96%	9.26%
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

NEW ACCOUNTING STANDARDS — In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than- temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of December 31, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 21, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company will not be required to adopt SFAS No. 123R until the first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R using the modified prospective application. The Company estimates the impact will be immaterial for 2006, assuming no new grants by the Board of Directors.
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

2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2005 and 2004 are as follows:

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2005:

U. S. Treasury due:
After 1 year but within 5 years	$5,185,320	$—	$136,882	$5,048,438

Total U.S. Treasury	5,185,320	—	136,882	5,048,438

U. S. Government agencies due:
Within 1 year	9,521,111	26,150	17,371	9,529,890
After 1 year but within 5 years	76,263,846	—	1,857,251	74,406,595
After 5 years but within 10 years	6,007,726	—	129,027	5,878,699

Total U.S. Government agencies	91,792,683	26,150	2,003,649	89,815,184

State and local due:
After 1 year but within 5 years	261,626	—	1,662	259,964
After 5 years but within 10 years	2,060,322	—	19,016	2,041,306
After 10 years	3,261,808	—	35,631	3,226,177

Total state and local	5,583,756	—	56,309	5,527,447

Others due:
Within 1 year	199,964	845	—	200,809
After 10 years	3,558,909	247,449	42,543	3,763,815
Equity securities	7,734,140	435,071	205,635	7,963,576

Total others	11,493,013	683,365	248,178	11,928,200

Total available for sale	$114,054,772	$709,515	$2,445,018	$112,319,269

HELD TO MATURITY
At December 31, 2005:

State and local due:
Within 1 year	$5,871,982	$22,033	$—	$5,894,015
After 1 year but within 5 years	24,757,828	574,613	—	25,332,441
After 5 years but within 10 years	8,029,428	364,879	—	8,394,307
After 10 years	2,704,199	188,206	—	2,892,405

Total state and local	41,363,437	1,149,731	—	42,513,168

Total held to maturity	$41,363,437	$1,149,731	$—	$42,513,168

Sales and calls of securities available for sale for the year ended December 31, 2005 resulted in $60,489 realized gains. Calls of securities held to maturity resulted in gross gains of $7,837 and no losses in 2005.

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
Sales of securities available for sale for the year ended December 31, 2003 resulted in no gross gains and realized gross losses of $17,756. Calls of securities available for sale for the year ended December 31, 2003 resulted in realized gross gains of $15,887 and realized gross losses of $829. Calls of securities held to maturity resulted in realized gross gains of $11,231 and no gross losses in 2003.
Securities with an amortized cost of $64,684,143 and $55,160,492 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2005 and 2004, respectively.

3. LOANS
Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2005 and 2004, classified by type, are as follows:

	2005	2004
Real estate:
Construction	$125,555,445	$105,110,671
Mortgage	455,322,477	420,860,460
Commercial, financial and agricultural	231,228,504	223,605,232
Consumer	20,910,544	29,014,711
All other loans	915,154	704,247

	833,932,124	779,295,321

Deferred origination fees, net	(1,484,976)	(1,157,891)

Total	$832,447,148	$778,137,430

Nonperforming assets at December 31, 2005 and 2004 are as follows:

	2005	2004
Nonaccrual loans	$6,423,997	$6,633,924
Loans 90 days or more and still accruing interest	4,208,032	4,227,180
Foreclosed properties	925,984	1,279,636

Total	$11,558,013	$12,140,740

If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been higher by $425,170 in 2005 and $408,114 in 2004. Interest income recognized on nonaccrual loans for 2005 and 2004 was $12,484 and $65,024, respectively. For 2003, interest income from nonaccrual loans that would have been recognized in accordance with the original terms was not materially different from interest actually recorded on nonaccrual loans.
Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2005 and 2004, directors’ and principal officers’ direct and indirect indebtedness to the Bank aggregated $3,164,510 and $2,912,276, respectively. During 2005, additions to such loans were $3,063,505 and repayments totaled $2,811,271. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Balance at beginning of year	$13,665,013	$10,798,897	$8,834,611

Loans charged off:
Real estate	919,071	929,609	1,615,998
Commercial, financial and agricultural	3,484,172	1,040,391	2,274,594
Credit cards and related plans	45,150	87,711	41,229
Installment loans to individuals	540,254	683,282	766,818
Demand deposit overdraft program	261,789	297,456	389,022

Total charge-offs	5,250,436	3,038,449	5,087,661

Recoveries of loans previously charged off:
Real estate	62,957	23,675	3,100
Commercial, financial and agricultural	29,004	70,245	176,095
Credit cards and related plans	3,492	3,925	5,471
Installment loans to individuals	41,662	220,389	70,606
Demand deposit overdraft program	178,290	147,171	170,130

Total recoveries	315,405	465,405	425,402

Net charge-offs	4,935,031	2,573,044	4,662,259

Additions charged to operations	5,193,902	5,439,160	4,764,010

Allowance acquired in purchase transaction	—	—	1,862,535

Balance at end of year	$13,923,884	$13,665,013	$10,798,897

Ratio of net charge-offs during the year to average loans outstanding during the year	0.61%	0.35%	0.75%
At December 31, 2005 and 2004, the recorded investment in loans that are considered to be impaired, including accrued interest, was $11,046,163 ($6,620,701 of which is on a nonaccrual basis) and $12,137,624 ($6,784,846 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2005 and 2004 is not significantly different from the balance at December 31, 2005 and 2004. The related allowance for loan losses for these loans was $3,248,549 and $4,324,669 at December 31, 2005 and 2004, respectively. The allowance for impaired loans decreased $1,076,120, or 24.88%, while the total investment in impaired loans decreased $1,091,461, or 8.99%. For the years ended December 31, 2005, 2004 and 2003, the Bank recognized interest income on those impaired loans of $325,266, $266,829 and $305,865, respectively.

5. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2005 and 2004 follow:

			Premises and
		Accumulated	Equipment,
	Cost	Depreciation	Net
At December 31, 2005:
Land	$3,241,745	$—	$3,241,745
Buildings	11,405,532	3,825,997	7,579,535
Leasehold improvements	322,817	114,282	208,535
Furniture, equipment and vehicles	12,768,518	9,476,983	3,291,535
Construction in progress	484,526	—	484,526

Total	$28,223,138	$13,417,262	$14,805,876

At December 31, 2004:
Land	$2,331,599	$—	$2,331,599
Buildings	9,969,561	3,537,098	6,432,463
Leasehold improvements	299,316	58,074	241,242
Furniture, equipment and vehicles	11,449,981	8,358,697	3,091,284
Construction in progress	977,598	—	977,598

Total	$25,028,055	$11,953,869	$13,074,186

6. OTHER INCOME AND EXPENSES
For the years ended December 31, 2005, 2004 and 2003, items included in service charges on deposit accounts and other expenses that exceeded 1% of total revenues are set forth below.

	2005	2004	2003
Items included in service charges on deposit accounts
Fees from demand deposit overdrafts	$3,973,899	$3,740,312	$3,895,535

Items included in other expenses
Telephone	690,486	768,781	608,687
Marketing	806,866	820,892	805,117
7. INCOME TAXES
The components of the income tax provision for the years ended December 31, 2005, 2004 and 2003 follow.

	2005	2004	2003
Income tax provision
Current	$8,361,465	$7,660,208	$7,727,238
Deferred	(482,929)	(1,517,901)	82,827

Total	$7,878,536	$6,142,307	$7,810,065

Changes in deferred taxes of $(892,884), $(350,230) and $(109,186) related to unrealized gains and losses on securities available for sale during 2005, 2004 and 2003, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of $14,635 and $3,012 related to unrealized gains and losses on mortgages held for sale were allocated to other comprehensive income during 2005 and 2004, respectively.

A reconciliation of reported income tax expense for the years ended December 31, 2005, 2004 and 2003 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

	2005	2004	2003
Statutory federal income tax rate	35%	35%	35%

Tax provision at statutory rate	$8,010,828	$6,601,184	$8,091,285
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(765,073)	(888,588)	(995,475)
State income taxes net of federal tax benefit	790,801	606,663	795,840
Other	(158,020)	(176,952)	(81,585)

Income tax provision	$7,878,536	$6,142,307	$7,810,065

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$5,506,001	$—	$5,506,001
Excess tax over book depreciation	—	(614,166)	(614,166)
Unrealized losses on securities available for sale	692,017	—	692,017
Unrealized losses on mortgage derivative instruments	23,849	—	23,849
Other, net	1,671,459	(948,510)	722,949

Total	$7,893,326	$(1,562,676)	$6,330,650

	December 31, 2004
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$5,391,179	$—	$5,391,179
Excess tax over book depreciation	—	(530,778)	(530,778)
Unrealized gains on securities available for sale	—	(200,867)	(200,867)
Unrealized losses on mortgage derivative instruments	38,484	—	38,484
Other, net	1,298,895	(1,027,441)	271,454

Total	$6,728,558	$(1,759,086)	$4,969,472

The net deferred tax asset is included in “other assets” on the balance sheet.
Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
8. STOCK OPTIONS
At December 31, 2005, 2004 and 2003, 217,555, 237,812 and 340,157 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 237,159 shares at December 31, 2005, 217,763 shares at December 31, 2004, and 215,498 shares at December 31, 2003. Option prices are established at market value on the dates granted by the Board of Directors.

A summary of the status of the Company’s incentive stock option plans at December 31, 2005, 2004 and 2003 and changes during the years then ended are presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	237,812	$15.67	340,157	$14.58	189,017	$19.11
Issued in purchase transactions	—	—	—	—	182,695	9.58
Granted	2,500	17.85	9,000	18.13	7,000	18.03
Exercised	17,566	9.36	85,640	10.90	29,290	11.61
Expired, forfeited or canceled	5,191	19.22	25,705	17.92	9,265	18.78

Outstanding at end of year	217,555	$16.12	237,812	$15.67	340,157	$14.58

Options exercisable at end of year	202,855	$15.97	211,630	$15.41	297,222	$14.14

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2005 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2005	Life (years)	Price	2005	Price
$0.00-8.25	23,729	4.6	$7.69	23,729	$7.69
8.26 - 10.75	25,268	1.9	9.64	25,268	9.64
10.76 - 15.75	22,111	5.1	11.40	22,111	11.40
15.76 - 17.75	59,184	1.1	16.77	54,184	16.69
17.76 - 18.25	22,185	4.6	18.08	19,785	18.10
18.26 - 26.50	65,078	2.0	22.06	57,778	22.48

7.18 - 26.20	217,555	2.6	$16.07	202,855	$16.01

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. Options granted prior to January 1, 1997 and after December 31, 1997 become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. Options granted during 1997 became exercisable over a four-year period at the rate of 20% after six-months from the date of grant and 20% per year beginning one-year from the date of grant. The Company issued options to purchase shares of its common stock in exchange for the First Commerce stock options that were outstanding at the time the merger was completed. First Commerce’s stock option plans provided that all of the outstanding options were vested as of the acquisition date. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change. The option plans assumed in the acquisition of First Commerce are exercisable for ten-years after the date of grant and became fully vested as of the July 15, 2003 acquisition date. No other options may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors. In 2002, the Board of Directors extended the exercise period to ten-years for options granted during 1997 and 1998 because the exercise prices of such grants exceeded the market price resulting in no value to the Company or the optionee. In 2004, the Board of Directors also extended the exercise period to ten-years for options granted during 1999, and in 2005 extended the period for options granted during 2000, respectively.

9. EMPLOYEE BENEFIT PLANS
The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. Contributions totaled $1,434,210 , $676,507 and $599,693 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Bank sponsors non-tax qualified profit-sharing supplemental executive retirement plans for both its chairman and chief executive officer, which allow the Bank to supplement the level of the two executive officers’retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. Contributions totaled $37,403, $16,609 and $15,790 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
In 2001, the Bank purchased bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. In the third quarter of 2001, the Bank invested $7,984,500 in BOLI policies that, if the Bank so elects, may be used to fund the death and/or retirement benefits payable under the Officers’ SERP. During 2005, an additional $1,420,000 was invested in BOLI for two participants added during the year. During 2004, the Bank made additional investments in BOLI of $3,745,000 for four participants added during the year. As of December 31, 2005 and 2004, cash values from the BOLI policies equaled $19,692,889 and $17,703,961, respectively. For 2005 and 2004, $628,604 and $661,451, respectively, was accrued in retirement benefits and plan related costs. As of December 31, 2005, the Officers’ SERP had 36 participants.
Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Contributions totaled $129,951, $132,104 and $128,649 for the years ended December 31, 2005, 2004 and 2003, respectively.

10. LEASES
LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2005, future minimum lease payments under noncancelable operating leases are as follows:

Year	Payments
2006	$947,315
2007	849,972
2008	578,412
2009	488,706
2010	457,934
2011 and thereafter	2,141,064

Total	$5,463,403

Rental expense charged to operations under all operating lease agreements was $1,046,849, $882,086 and $512,680 for the years ended December 31, 2005, 2004 and 2003, respectively.
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

	2005	2004
Federal funds purchased:
Balance at end of year	$—	$5,500,000
Weighted average interest rate at end of year	—	2.50%
Maximum amount outstanding at any month-end during the year	$3,000,000	$5,500,000
Average daily balance outstanding during the year	$853,288	$1,586,885
Average annual interest rate paid during the year	3.00%	1.68%

Securities sold under agreements to repurchase:
Balance at end of year	$947,290	$1,520,877
Weighted average interest rate at end of year	3.64%	1.60%
Maximum amount outstanding at any month-end during the year	$2,069,740	$2,163,506
Average daily balance outstanding during the year	$1,488,949	$1,891,372
Average annual interest rate paid during the year	2.46%	0.66%

	2005	2004
Overnight borrowings from the Federal Home Loan Bank:
Balance at end of year	$—	$40,900,000
Weighted average interest rate at end of year	—	2.44%
Maximum amount outstanding at any month-end during the year	$34,900,000	$40,900,000
Average daily balance outstanding during the year	$11,716,164	$9,939,208
Average annual interest rate paid during the year	2.94%	1.74%
The Bank offers a commercial sweep product whereby qualifying amounts are swept overnight from a commercial deposit account into commercial paper issued by the Company.

	2005	2004
Commercial deposits swept into commercial paper:
Balance at end of year	$26,790,353	$23,827,555
Weighted average interest rate at end of year	1.25%	1.25%
Maximum amount outstanding at any month-end during the year	$27,648,454	$23,827,555
Average daily balance outstanding during the year	$24,947,832	$22,157,733
Average annual interest rate paid during the year	1.26%	1.26%
12. OTHER BORROWINGS
The Bank also borrows funds with maturities of one year or less from the Federal Home Loan Bank and assumed borrowings of $22,000,000 with an average maturity of 5.7 years in its 2003 acquisition of First Commerce, of which $12,000,000 with an average maturity of 6.1 years remained outstanding at December 31, 2005.

	2005	2004
Federal Home Loan Bank borrowings:
Balance at end of year	$24,104,997	$29,106,963
Weighted average interest rate at end of year	3.14%	3.43%
Maximum amount outstanding at any month-end during the year	$29,000,000	$34,000,000
Average daily balance outstanding during the year	$26,830,137	$31,636,612
Average annual interest rate paid during the year	3.74%	3.18%
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2005 and 2004, this line of credit was $40,000,000, of which $17,335,942 and $29,478,614, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold and construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, Granite Mortgage is required to meet certain financial conditions regarding adjusted tangible net worth and interest coverage. At December 31, 2005, Granite Mortgage was not in compliance with the interest coverage requirement; however, the correspondent financial institution issued a waiver of the requirement for the year-ended December 31, 2005.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which expires June 30, 2006. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of December 31, 2005 and 2004, the Company had not borrowed any funds against this line of credit.
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

13. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits as of December 31, 2005 are as follows:

Year	Maturities
2006	$309,379,570
2007	57,589,188
2008	18,812,984
2009	17,599,300
2010	96,987

Total	$403,478,029

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 47,672, 45,860 and 47,175 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of common shares. Following is the reconciliation of EPS for the years ended December 31, 2005, 2004 and 2003.

		2005	2004	2003
BASIC EARNINGS PER SHARE
Net income		$15,009,544	$12,718,220	$15,307,893

Divide by:	Weighted average shares outstanding	13,131,530	13,481,397	13,438,007

Basic earnings per share		$1.14	$0.94	$1.14

DILUTED EARNINGS PER SHARE
Net income		$15,009,544	$12,718,220	$15,307,893

Divide by:	Weighted average shares outstanding	13,131,530	13,481,397	13,438,007
	Potentially dilutive effect of stock options	44,244	49,827	78,693

	Weighted average shares outstanding, including potentially dilutive effect of stock options	13,175,774	13,531,224	13,516,700

Diluted earnings per share		$1.14	$0.94	$1.13

15. REGULATION AND REGULATORY RESTRICTIONS
The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2005, the Bank had undivided profits, as defined, of $93,819,120.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of December 31, 2005, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.
The Company’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk weighted assets	$146,290	16.10%	$72,694	8.00%	$90,868	10.00%
Tier I capital to risk weighted assets	134,797	14.83%	36,347	4.00%	54,521	6.00%
Tier I capital to average assets	134,797	12.37%	43,597	4.00%	54,496	5.00%

As of December 31, 2005
Total capital to risk weighted assets	$145,328	17.25%	$67,405	8.00%	$84,256	10.00%
Tier I capital to risk weighted assets	134,544	15.97%	33,702	4.00%	50,553	6.00%
Tier I capital to average assets	134,544	13.39%	40,190	4.00%	50,238	5.00%
The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $5,944,000 for the year ended December 31, 2005. The Bank maintained average reserve balances in excess of the requirements.

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
	2005	2004
Condensed Balance Sheets
Assets:
Cash on deposit with bank subsidiary	$31,622,272	$28,179,385
Investment in subsidiary bank at equity	129,398,857	130,853,334
Investment in subsidiary mortgage bank at equity	6,014,733	5,881,093
Other investments	4,662,545	4,959,501
Other assets	246,935	158,673

Total	$171,945,342	$170,031,986

Liabilities and Shareholders’ Equity:
Other borrowings	$31,790,353	$28,827,555
Other liabilities	306,998	188,210
Shareholders’ equity	139,847,991	141,016,221

Total	$171,945,342	$170,031,986

	For the Years Ended December 31,
	2005	2004	2003
Condensed Results of Operations
Equity in earnings of subsidiary bank:
Dividends	$15,576,244	$15,353,514	$22,287,838
Earnings retained	(272,183)	(2,459,608)	(8,916,288)
Equity in earnings of subsidiary mortgage bank:
Dividends	203,360	853,005	449,155
Earnings retained	118,103	(318,375)	1,795,484
Income (expenses), net	(615,980)	(710,316)	(308,296)

Net income	$15,009,544	$12,718,220	$15,307,893

	For the Years Ended December 31,
	2005	2004	2003
Condensed Cash Flow
Cash flows from operating activities:
Net income	$15,009,544	$12,718,220	$15,307,893

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	154,079	2,777,983	7,120,804
Premium amortization and discount accretion, net	(2,248)	(2,090)	(1,890)
Losses (gains) on sales or calls of securities available for sale	(147,323)	—	17,756
Increase in interest receivable	—	(711)	(867)
Decrease in interest payable	—	—	(25,386)
Decrease (increase) in other assets	69,950	637,544	(414,706)
Increase (decrease) in other liabilities	118,788	31,562	(450,106)

Net cash provided by operating activities	15,202,790	16,162,508	21,553,498

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	4,122	204,089	300,000
Proceeds from sales of securities available for sale	280,319	—	682,210
Purchases of securities available for sale	(100,000)	(700,000)	(537,628)
Net cash paid in acquisition	—	—	(9,317,616)

Net cash provided (used) by investing activities	184,441	(495,911)	(8,873,034)
Cash flows from financing activities:
Cash flows from financing activities:
Net increase in overnight borrowings	2,962,798	6,411,501	2,400,362
Net proceeds from issuance of common stock	164,396	933,748	339,961
Net dividends paid	(6,979,081)	(6,621,140)	(6,208,975)
Purchases of common stock for treasury	(8,092,457)	(7,439,376)	(5,875,198)

Net cash used by financing activities	(11,944,344)	(6,715,267)	(9,343,850)

Net increase in cash	3,442,887	8,951,330	3,336,614
Cash at beginning of year	28,179,385	19,228,055	15,891,441

Cash at end of year	$31,622,272	$28,179,385	$19,228,055

Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$670,835	$555,572	$339,840

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

	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$158,256,508	$138,012,770
Standby letters of credit	3,273,905	4,795,138

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$12,348,187	$14,605,060
Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no iolation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts outstanding do not necessarily represent future cash requirements. Standby letters of credit represent conditional commitments issued by the Bank to assure the performance of a customer to a third party.
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

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$57,481,919	$57,481,919	$31,570,832	$31,570,832
Marketable securities	153,682,706	154,832,437	158,560,042	160,885,922
Loans	818,523,264	813,681,236	764,472,417	763,843,986
Mortgage loans held for sale	14,219,444	14,219,444	21,553,548	21,553,548
Liabilities:
Demand deposits	475,633,396	475,633,396	436,186,774	436,186,774
Time deposits	403,478,029	401,968,659	313,674,778	313,382,562
Overnight borrowings	27,737,643	27,737,643	71,748,432	71,748,432
Other borrowings	49,675,003	49,506,400	63,585,577	63,700,817

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	158,256,508	—	138,012,770
Standby letters of credit	—	3,273,905	—	4,795,138
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

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$12,348,187	$12,264,322	$14,605,060	$14,508,827
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
19. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2005.

	December 31, 2005
		Estimated
	Notional	Fair
	Amount	Value
Forward commitments and options to sell mortgage-backed securities	$12,348,187	$12,264,322
Granite Mortgage classifies its derivatives as a hedge of an exposure to changes in the cash flows from forecasted transactions (“cash flow hedge”). As of December 31, 2005, all of Granite Mortgage’s derivative financial instruments were designated as cash flow hedges. These instruments had net unrealized losses of $83,865, which were recorded in other liabilities.
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2005 was not material.

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

The following table presents selected financial information for reportable business segments for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
COMMUNITY BANKING
Net interest income	$45,156,254	$38,754,743	$34,362,277
Provision for loan losses	5,157,902	5,431,160	4,764,010
Noninterest income	7,773,274	7,413,753	7,566,079
Noninterest expense	24,803,256	22,057,715	17,479,249
Income before income taxes	22,968,370	18,679,621	19,685,097
Net income	15,304,061	12,893,906	13,371,550
Identifiable segment assets	1,074,552,282	991,369,653	933,907,945

MORTGAGE BANKING
Net interest income	3,186,195	3,673,497	4,969,103
Provision for loan losses	36,000	8,000	—
Noninterest income	3,990,690	3,844,297	6,892,171
Noninterest expense	6,605,195	6,618,572	8,120,117
Income before income taxes	535,690	891,222	3,741,157
Net income	321,463	534,630	2,244,639
Identifiable segment assets	27,522,124	36,326,380	32,609,851

ALL OTHER
Net interest expense	(356,519)	(270,336)	(24,695)
Noninterest income	147,323	(1,327)	(20,510)
Noninterest expense	406,784	438,653	263,091
Loss before income taxes	(615,980)	(710,316)	(308,296)
Net loss	(615,980)	(710,316)	(308,296)
Identifiable segment assets	4,649,616	4,542,416	4,864,931

TOTAL SEGMENTS
Net interest income	47,985,930	42,157,904	39,306,685
Provision for loan losses	5,193,902	5,439,160	4,764,010
Noninterest income	11,911,287	11,256,723	14,437,740
Noninterest expense	31,815,235	29,114,940	25,862,457
Income before income taxes	22,888,080	18,860,527	23,117,958
Net income	15,009,544	12,718,220	15,307,893
Identifiable segment assets	1,106,724,022	1,032,238,449	971,382,727
* * * * *

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2005 AND 2004

2005	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$14,961,878	$16,313,361	$17,894,355	$18,989,480
Interest expense	4,075,652	4,687,864	5,361,342	6,048,286

Net interest income	10,886,226	11,625,497	12,533,013	12,941,194
Provision for loan losses	1,230,119	891,710	1,601,680	1,470,393

Net interest income after provision for loan losses	9,656,107	10,733,787	10,931,333	11,470,801
Other income	2,457,747	3,152,370	3,337,711	2,963,459
Other expense	7,314,624	7,936,945	7,898,217	8,665,449

Income before income taxes	4,799,230	5,949,212	6,370,827	5,768,811
Income taxes	1,613,993	2,041,182	2,231,423	1,991,938

Net income	$3,185,237	$3,908,030	$4,139,404	$3,776,873

Net income per share
Basic	$0.24	$0.30	$0.32	$0.29
Diluted	0.24	0.30	0.32	0.29
Average shares outstanding
Basic	13,285,373	13,184,111	13,067,975	12,992,480
Diluted	13,323,308	13,222,179	13,113,958	13,036,924

2004	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$13,310,997	$13,678,282	$13,779,407	$14,497,203
Interest expense	3,078,488	3,073,389	3,258,965	3,697,143

Net interest income	10,232,509	10,604,893	10,520,442	10,800,060
Provision for loan losses	1,244,687	1,104,325	1,677,889	1,412,259

Net interest income after provision for loan losses	8,987,822	9,500,568	8,842,553	9,387,801
Other income	2,648,548	2,875,142	2,850,046	2,882,987
Other expense	7,208,060	7,475,157	7,075,974	7,355,749

Income before income taxes	4,428,310	4,900,553	4,616,625	4,915,039
Income taxes	1,436,983	1,584,863	1,498,707	1,621,754

Net income	$2,991,327	$3,315,690	$3,117,918	$3,293,285

Net income per share
Basic	$0.22	$0.25	$0.23	$0.25
Diluted	0.22	0.24	0.23	0.25
Average shares outstanding
Basic	13,622,566	13,521,847	13,426,381	13,351,883
Diluted	13,683,212	13,568,718	13,468,457	13,401,346

The quarterly financial data may not aggregate to annual amounts due to rounding.
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

/s/ Charles M. Snipes	/s/ Kirby A. Tyndall
CHARLES M. SNIPES	KIRBY A. TYNDALL
Chief Executive Officer	Chief Financial Officer
March 2, 2006	March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Bank of Granite Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (Call Report instructions). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Hickory, North Carolina
March 2, 2006
ITEM 9B — OTHER INFORMATION
Not applicable.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2006 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2006 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-end Option Values,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Change-of-Control Agreements and Employment Contracts,” “Compensation Committee Report on Executive Officer Compensation,” and “Shareholder Performance Graph.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2006 ANNUAL MEETING OF SHAREHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” and “Change-of-Control Agreements and Employment Contracts.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2006 ANNUAL MEETING OF SHAREHOLDERS, under the caption “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2006 ANNUAL MEETING OF SHAREHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K *

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
4.	Instruments defining the rights of holders
4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation, as amended, are included in Exhibit 3.1.
10.	Material Contracts
10.1.	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2.	Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference.

10.3.	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference.

10.4.	Amended and Restated Employment and Noncompetition Agreement, dated May 1, 2003, between GLL & Associates, Inc and Gary L Lackey filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is incorporated herein by reference.

10.5.	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference.

10.6.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.7.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.8.	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.9.	Executive Supplemental Retirement Plan Executive Agreement, dated March 30, 2005 between the Bank and R. Scott Anderson.

10.10.	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.11.	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.12.	Change of Control Agreement, dated June 22, 2004, between the Company and R. Scott Anderson filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.

10.13.	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

10.14.	Written Description of Executive Officer Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K filed under Item 1.01-Entry into a Material Definitive Agreement, of the Registrant’s Current Report on Form 8-K, dated November 21, 2005, is incorporated herein by reference.

10.15.	Consulting Agreement, dated December 19, 2005, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2005, is incorporated herein by reference.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies and Item 8, Note 14. Reconciliation Of Basic And Diluted Earnings Per Share.

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1. Summary Of Significant Accounting Policies.

23.	Consent of Independent Auditors

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION

By:	/s/ Charles M. Snipes

Charles M. Snipes
Chairman and Chief Executive Officer
March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Snipes	Chairman and Chief Executive Officer	March 14, 2006

Charles M. Snipes

/s/ Kirby A. Tyndall	Secretary, Treasurer,	March 14, 2006

Kirby A. Tyndall	Chief Financial
Officer and Principal
Accounting Officer

/s/ John N. Bray	Director	March 14, 2006

John N. Bray

/s/ Lelia N. Erwin	Director	March 14, 2006

Lelia N. Erwin

/s/ Paul M. Fleetwood, III	Director	March 14, 2006

Paul M. Fleetwood, III

/s/ Hugh R. Gaither	Director	March 14, 2006

Hugh R. Gaither

/s/ Bob J. McCreary	Director	March 14, 2006

Bob J. McCreary

/s/ James Y. Preston	Director	March 14, 2006

James Y. Preston

/s/ Charles M. Snipes	Director	March 14, 2006

Charles M. Snipes

/s/ Boyd C. Wilson, Jr.	Director	March 14, 2006

Boyd C. Wilson, Jr.

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page
3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan	*

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan	*

10.4	Amended and Restated Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey	*

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan	*

10.6	Executive Supplemental Retirement Plan Executive Agreement between the Bank and John A. Forlines, Jr.	*

10.7	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes	*

10.8	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall	*

10.9	Executive Supplemental Retirement Plan Executive Agreement between the Bank and R. Scott Anderson	Filed herewith

10.10	Change of Control Agreement between the Company and Charles M. Snipes	*

10.11	Change of Control Agreement between the Company and Kirby A. Tyndall	*

10.12	Change of Control Agreement between the Company and R. Scott Anderson	*

10.13	Written Description of Director Compensation	Filed herewith

10.14	Written Description of Executive Officer Compensation	*

10.15	Consulting Agreement between the Company and John A. Forlines, Jr.	*

11	Schedule of Computation of Net Income Per Share	Filed herewith

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference