Form 10-Q
period 2006-03-31
BANK OF GRANITE CORP
filed 2006-05-09
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission file number 0-15956
Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56- 1550545

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)
(828) 496-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
12,862,414 shares outstanding as of April 30, 2006

Exhibit Index begins on page 36

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets March 31, 2006 and December 31, 2005	3

Consolidated Condensed Statements of Income Three Months Ended March 31, 2006 and 2005	4

Consolidated Condensed Statements of Comprehensive Income Three Months Ended March 31, 2006 and 2005	5

Consolidated Condensed Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2006 and 2005	6

Consolidated Condensed Statements of Cash Flows Three Months Ended March 31, 2006 and 2005	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II — Other Information

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	35

Exhibit Index	36

Item 1. Financial Statements

Bank of Granite Corporation	March 31,	December 31,
Consolidated Condensed Balance Sheets	2006	2005
(unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$26,703,557	$34,976,107
Interest-bearing deposits	28,571,854	3,905,812
Federal funds sold	19,500,000	18,600,000

Total cash and cash equivalents	74,775,411	57,481,919

Investment securities:
Available for sale, at fair value	114,124,947	112,319,269

Held to maturity, at amortized cost	40,007,521	41,363,437

Loans	856,469,668	832,447,148
Allowance for loan losses	(15,118,976)	(13,923,884)

Net loans	841,350,692	818,523,264

Mortgage loans held for sale	14,976,604	14,219,444

Premises and equipment, net	15,018,654	14,805,876
Accrued interest receivable	7,987,897	7,387,075
Investment in bank owned life insurance	20,296,888	19,692,889
Intangible assets	11,107,086	11,129,997
Other assets	11,152,622	9,800,852

Total assets	$1,150,798,322	$1,106,724,022

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$154,310,900	$147,576,746
NOW accounts	131,946,392	129,281,747
Money market accounts	179,056,478	174,866,304
Savings accounts	24,718,821	23,908,599
Time deposits of $100,000 or more	206,694,937	192,568,963
Other time deposits	222,291,160	210,909,066

Total deposits	919,018,688	879,111,425
Overnight borrowings	30,880,581	27,737,643
Other borrowings	49,569,370	49,675,003
Accrued interest payable	2,793,525	2,500,743
Other liabilities	7,894,962	7,851,217

Total liabilities	1,010,157,126	966,876,031

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 15,104,662 shares in 2006 and 15,096,699 shares in 2005
Outstanding - 12,844,095 shares in 2006 and 12,911,922 shares in 2005	15,104,662	15,096,699
Capital surplus	32,787,420	32,678,939
Retained earnings	135,848,611	133,209,287
Accumulated other comprehensive loss, net of deferred income taxes	(1,539,728)	(1,079,261)
Less: Cost of common stock in treasury; 2,260,567 shares in 2006 and 2,184,777 shares in 2005	(41,559,769)	(40,057,673)

Total shareholders’ equity	140,641,196	139,847,991

Total liabilities and shareholders’ equity	$1,150,798,322	$1,106,724,022

See notes to consolidated condensed financial statements.

Bank of Granite Corporation	Three Months
Consolidated Condensed Statements of	Ended March 31,
Income (unaudited)	2006	2005
Interest income:
Interest and fees from loans	$16,933,905	$12,412,015
Interest and fees from mortgage banking	951,781	934,150
Federal funds sold	107,816	499
Interest-bearing deposits	84,755	24,433
Investments:
U.S. Treasury	43,147	43,147
U.S. Government agencies	948,705	790,478
States and political subdivisions	499,487	577,452
Other	170,349	179,704

Total interest income	19,739,945	14,961,878

Interest expense:
Time deposits of $100,000 or more	2,008,839	1,034,367
Other deposits	3,835,741	2,226,133
Overnight borrowings	165,880	270,243
Other borrowings	610,551	544,909

Total interest expense	6,621,011	4,075,652

Net interest income	13,118,934	10,886,226
Provision for loan losses	1,235,012	1,230,119

Net interest income after provision for loan losses	11,883,922	9,656,107

Other income:
Service charges on deposit accounts	1,410,269	1,220,137
Other service charges, fees and commissions	246,412	208,821
Mortgage banking income	909,089	820,381
Securities losses	(37,445)	(86,834)
Other	472,931	295,242

Total other income	3,001,256	2,457,747

Other expenses:
Salaries and wages	3,833,765	3,636,730
Employee benefits	1,093,179	979,971
Occupancy expense, net	552,889	449,780
Equipment expense	555,871	516,587
Other	2,007,614	1,731,556

Total other expenses	8,043,318	7,314,624

Income before income taxes	6,841,860	4,799,230
Income taxes	2,395,034	1,613,993

Net income	$4,446,826	$3,185,237

Per share amounts:
Net income — Basic	$0.35	$0.24
Net income — Diluted	0.34	0.24
Cash dividends	0.14	0.13
Book value	10.95	10.57
See notes to consolidated condensed financial statements.

Bank of Granite Corporation	Three Months
Consolidated Condensed Statements of	Ended March 31,
Comprehensive Income (unaudited)	2006	2005
Net income	$4,446,826	$3,185,237

Items of other comprehensive income:
Items of other comprehensive loss, before tax:
Unrealized losses on securities available for sale	(746,518)	(1,694,113)
Less: Reclassification adjustment for securities gains included in net income	37,445	86,834
Unrealized losses on mortgage derivative instruments	(56,893)	(581)

Other comprehensive loss, before tax	(765,966)	(1,607,860)
Less: Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	282,741	641,037
Less: Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	22,758	232

Items of other comprehensive loss, net of tax	(460,467)	(966,591)

Comprehensive income	$3,986,359	$2,218,646

See notes to consolidated condensed financial statements.

Bank of Granite Corporation	Three Months
Consolidated Condensed Statements of Changes in	Ended March 31,
Shareholders’ Equity (unaudited)	2006	2005
Common stock, $1 par value
At beginning of period	$15,096,699	$15,079,133
Par value of shares issued under stock option plan	7,963	8,773

At end of period	15,104,662	15,087,906

Capital surplus
At beginning of period	32,678,939	32,478,404
Surplus of shares issued under stock option plan	108,481	74,740

At end of period	32,787,420	32,553,144

Retained earnings
At beginning of period	133,209,287	125,178,824
Net income	4,446,826	3,185,237
Cash dividends paid	(1,807,502)	(1,730,916)

At end of period	135,848,611	126,633,145

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(1,079,261)	245,076
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(426,332)	(966,242)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(34,135)	(349)

At end of period	(1,539,728)	(721,515)

Cost of common stock in treasury
At beginning of period	(40,057,673)	(31,965,216)
Cost of common stock repurchased	(1,502,096)	(1,665,389)

At end of period	(41,559,769)	(33,630,605)

Total shareholders’ equity	$140,641,196	$139,922,075

Shares issued
At beginning of period	15,096,699	15,079,133
Shares issued under stock option plan	7,963	8,773

At end of period	15,104,662	15,087,906

Common shares in treasury
At beginning of period	(2,184,777)	(1,763,031)
Common shares repurchased	(75,790)	(87,489)

At end of period	(2,260,567)	(1,850,520)

Total shares outstanding	12,844,095	13,237,386

See notes to consolidated condensed financial statements.

Bank of Granite Corporation	Three Months
Consolidated Condensed Statements of Cash Flows	Ended March 31,
(unaudited)	2006	2005
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$4,446,826	$3,185,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	402,500	383,574
Provision for loan loss	1,235,012	1,230,119
Investment security premium amortization, net	81,604	107,180
Acquisition premium amortization, net	62,023	27,772
Deferred income taxes	(613,070)	(114,743)
Losses on sales or calls of securities available for sale	37,445	86,834
Net decrease (increase) in mortgage loans held for sale	(1,003,370)	4,699,681
Losses on disposal or sale of equipment	441	—
Gains on disposal or sale of other real estate	(39,879)	(49,073)
Increase in taxes payable	2,309,104	1,336,859
Increase in accrued interest receivable	(600,822)	(895,463)
Increase in accrued interest payable	292,782	278,032
Increase in cash surrender value of bank owned life insurance	(223,999)	(103,403)
Increase in other assets	(735,920)	(742,600)
Decrease in other liabilities	(2,076,042)	(57,850)

Net cash provided by operating activities	3,574,635	9,372,156

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	10,700,000	214,603
Proceeds from maturities, calls and paydowns of securities held to maturity	1,345,000	4,960,000
Proceeds from sales of securities available for sale	—	10,690,838
Purchase of securities available for sale	(13,322,884)	(14,468,435)
Net increase in loans	(24,092,955)	(15,356,105)
Investment in bank owned life insurance	(380,000)	—
Capital expenditures	(616,933)	(939,674)
Proceeds from sale of fixed assets	1,214	1,361
Proceeds from sale of other real estate	342,598	—

Net cash used in investing activities	(26,023,960)	(14,897,412)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	14,399,195	19,769,314
Net increase in time deposits	25,508,279	26,337,063
Net increase (decrease) in overnight borrowings	3,142,938	(35,352,273)
Net decrease in other borrowings	(114,441)	(4,273,815)
Net proceeds from shares issued under stock option plan	116,444	83,513
Dividends paid	(1,807,502)	(1,730,916)
Purchases of common stock for treasury	(1,502,096)	(1,665,389)

Net cash provided by financing activities	39,742,817	3,167,497

Net increase (decrease) in cash equivalents	17,293,492	(2,357,759)
Cash and cash equivalents at beginning of period	57,481,919	31,570,832

Cash and cash equivalents at end of period	$74,775,411	$29,213,073

See notes to consolidated condensed financial statements.
(continued on next page)

Bank of Granite Corporation	Three Months
Consolidated Condensed Statements of Cash Flows	Ended March 31,
(unaudited) - (concluded)	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,328,229	$3,797,620
Income taxes	85,930	277,134
Noncash investing and financing activities:
Transfer from loans to other real estate owned	633,726	624,593
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements
March 31, 2006
(unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) consolidated condensed balance sheet as of March 31, 2006 and the consolidated condensed statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.
The unaudited interim consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim consolidated condensed financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2006, except for the adoption of SFAS No. 123R, “Share-Based Payment”, as discussed in Note 4 below, and SFAS No. 154, “Accounting Changes and Error Corrections”, both effective the first quarter of 2006. The Company had no disclosures to make under SFAS No. 154 for the period ended March 31, 2006.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(in shares)	2006	2005
Weighted average shares outstanding	12,878,926	13,285,373
Potentially dilutive effect of stock options	43,868	37,935

Weighted average shares outstanding, including potentially dilutive effect of stock options	12,922,794	13,323,308

For the three months ended March 31, 2006 and 2005, 44,891 shares and 48,922 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share common shares, and therefore their inclusion would have been anti-dilutive.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2006
(unaudited)
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$167,827,613	$158,256,508
Standby letters of credit	4,455,513	3,273,905

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$18,951,917	$12,348,187
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

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2006
(unaudited)
4. STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective application effective the first quarter of 2006 for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $4,645 as pre-tax stock-based employee compensation expense for the first quarter of 2006. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the pre-tax expense for the first quarter of 2005 would have been $8,193.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were no options granted during the periods ended March 31, 2006 or 2005.
5. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of March 31, 2006, the carrying value of the core deposit intangible asset totaled $343,639, net of accumulated amortization of $286,374. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $22,911 for the three-month period ended March 31, 2006. Annual expense is expected to range from approximately $86,000 in 2006 to $40,000 in 2010.
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
March 31, 2006
(unaudited)
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
March 31, 2006
(unaudited)
OTHER
     The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
     The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2006 and 2005.

	Three Months
	Ended March 31,
	2006	2005
COMMUNITY BANKING
Net interest income	$12,586,689	$10,242,814
Provision for loan losses	1,223,012	1,224,119
Noninterest income	2,092,167	1,637,366
Noninterest expense	6,390,877	5,743,162
Income before income taxes	7,064,967	4,912,899
Net income	4,687,535	3,313,783
Identifiable segment assets	1,118,720,556	1,002,353,508

MORTGAGE BANKING
Net interest income	$707,937	$708,051
Provision for loan losses	12,000	6,000
Noninterest income	909,089	820,381
Noninterest expense	1,561,021	1,483,753
Income before income taxes	44,005	38,679
Net income	26,403	23,802
Identifiable segment assets	27,669,557	32,242,996

ALL OTHER
Net interest expense	$(175,692)	$(64,639)
Noninterest expense	91,420	87,709
Loss before income taxes	(267,112)	(152,348)
Net loss	(267,112)	(152,348)
Identifiable segment assets	4,408,209	4,527,874

TOTAL SEGMENTS
Net interest income	$13,118,934	$10,886,226
Provision for loan losses	1,235,012	1,230,119
Noninterest income	3,001,256	2,457,747
Noninterest expense	8,043,318	7,314,624
Income before income taxes	6,841,860	4,799,230
Net income	4,446,826	3,185,237
Identifiable segment assets	1,150,798,322	1,039,124,378

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
March 31, 2006
(unaudited)
7. NEW ACCOUNTING STANDARDS
In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of March 31, 2006, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.
In the first quarter of 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for- sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company will be required to adopt SFAS No. 156 in the first quarter of 2007, and is currently evaluating the impact of the adoption of SFAS No. 156 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the period ended March 31, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings increased in the three month period ended March 31, 2006, primarily due to growth in loans and deposits and to an improved net interest margin, which was helped by the Federal Reserve’s continued increases in its overnight interest rate in its efforts to control inflation. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended March 31,
	2006	2005	% change
Earnings
Net interest income	$13,118,934	$10,886,226	20.5%
Provision for loan losses	1,235,012	1,230,119	0.4%
Other income	3,001,256	2,457,747	22.1%
Other expense	8,043,318	7,314,624	10.0%
Net income	4,446,826	3,185,237	39.6%
Per share
Net income
- Basic	$0.35	$0.24	45.8%
- Diluted	0.34	0.24	41.7%

Average for period
Assets	$1,113,991,472	$1,032,132,654	7.9%
Loans	847,372,012	784,679,161	8.0%
Deposits	886,464,364	772,582,156	14.7%
Shareholders’ equity	140,415,628	140,888,876	-0.3%

Ratios
Return on average assets	1.62%	1.25%
Return on average equity	12.84%	9.17%
Average capital to average assets	12.60%	13.65%
Efficiency ratio	49.08%	53.57%

Critical Accounting Policies
     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include the Company’s accounting for investment securities, mortgage loans held for sale, derivatives and the allowance for loan losses. In particular, the Company’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission for additional information regarding all of the Company’s critical and significant accounting policies.
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
     MORTGAGE LOANS HELD FOR SALE — The Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in other noninterest income.
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

Changes in Financial Condition
March 31, 2006 Compared With December 31, 2005
     Total assets increased $44,074,300, or 3.98%, from December 31, 2005 to March 31, 2006. Earning assets increased $50,795,484, or 4.97%, over the same three-month period. As reflected in the table below, loans, the largest earning asset, increased $24,022,520, or 2.89%, primarily because of a $24,464,592, or 2.98%, increase in loans of the Bank, partially offset by a $442,072, or 4.12%, decrease in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $757,160, or 5.32%, due to higher mortgage origination activities. Cash and cash equivalents increased $17,293,492, or 30.09%, primarily reflected in the $24,666,042 increase in interest-bearing funds on deposit with other banks and the $900,000 increase in Federal funds sold, which were partially offset by a $8,272,550 decrease in cash and due from banks. Investment securities increased $449,762, or 0.29%. Accrued interest receivable increased $600,822, or 8.13%, due to higher interest rates and volumes of interest-earning assets. Investment in bank owned life insurance increased $603,999, or 3.07%, primarily due to the Bank’s investment of $380,000 to provide for supplemental life and retirement benefits for the Bank’s officers. Intangible assets decreased $22,911, or 0.21%. Also during this period, other assets increased $1,351,770, or 13.79%, primarily due to a $1,484,111, or 24.79% increase in the deferred tax assets of the Bank, partially offset by a decrease in other assets of Granite Mortgage.
     Loans at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Real estate — Construction	$132,848,772	$125,555,445
Real estate — Mortgage	461,625,641	455,322,477
Commercial, financial and agricultural	243,035,617	231,228,504
Consumer	19,004,493	20,910,544
All other loans	1,470,800	915,154

	857,985,323	833,932,124
Deferred origination fees, net	(1,515,655)	(1,484,976)

Total loans	$856,469,668	$832,447,148

Mortgage loans held for sale	$14,976,604	$14,219,444

     A combination of earnings retained, growth in deposits, and an increase in overnight borrowings funded the asset growth. Deposits increased $39,907,263, or 4.54%, from December 31, 2005 to March 31, 2006, which management believes was attributable in large part to continued attractive deposit pricing. Noninterest- bearing demand deposits increased $6,734,154, or 4.56%, while interest-bearing demand deposits increased $6,854,819, or 2.25%. The increase in interest-bearing demand deposits reflected a $2,664,645, or 2.06%, increase in NOW account deposits and a $4,190,174, or 2.40%, increase in money market deposits, the latter primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Time deposits increased $25,508,068, or 6.32%. Time deposits greater than $100,000 increased $14,125,974, or 7.34%, while other time deposits increased $11,382,094, or 5.40%, primarily because of the attractive deposit pricing cited above. The Company’s loan to deposit ratio was 93.19% as of March 31, 2006 compared to 94.69% as of December 31, 2005, while the Bank’s loan to deposit ratio was 88.75% compared to 90.20%.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2005 to March 31, 2006, such overnight borrowings increased $3,142,938, or 11.33%, reflecting an increase of $2,764,206, or 10.32%, in volumes of commercial paper and an increase of $378,732, or 39.98%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.
     Common stock outstanding decreased 67,827 shares, or 0.53%, from December 31, 2005 to March 31, 2006, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. During the first quarter, the Company repurchased 75,790 shares of its common stock at an average price of $19.82. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” In addition, the Company issued 7,963 shares of its common stock at an average price of $14.62 under its stock option plans. Earnings retained were $2,639,324 for the first three months of 2006, after paying cash dividends of $1,807,502. Accumulated other comprehensive loss, net of deferred income taxes, increased $460,467, or 42.67%, primarily because the value of securities available for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2006 such unfunded commitments to extend credit were $167,827,613, while commitments in the form of standby letters of credit totaled $4,455,513.
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
     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of March 31, 2006, Granite Mortgage held approximately $18,952,000 in open mortgage- backed security commitments with an estimated market value of approximately $19,057,000, an unrealized gain of approximately $105,000. For the quarterly period ended March 31, 2006, there were realized losses on hedged mortgage loan commitments of approximately $210,000 and realized losses of approximately $2,000 on commitments to sell mortgage-backed securities.
     Through its 2003 acquisition of First Commerce Corporation, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par every six months beginning December 8, 2006. If current conditions continue, the Company plans to call this security on December 8, 2006 because of the high interest rate.

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of March 31, 2006 and December 31, 2005 or its results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At March 31, 2006, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $712,323,751, or 77.5% of the Bank’s total deposits, compared to $686,542,462, or 78.1% of the Bank’s total deposits as of December 31, 2005.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2006, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2006, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2006, the Bank had a line of credit totaling approximately $109,810,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $24,000,000 was outstanding and included in other borrowings and approximately $85,810,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of March 31, 2006, the line was secured by $20,455,565 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of March 31, 2006 and December 31, 2005, this line of credit was $40,000,000.
     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2006 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2006, the Company had not borrowed any funds against this line of credit.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		March 31, 2006		December 31, 2005
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$58,118	6.4%	$56,229	5.5%
	0%	54,639	0.0%	53,295	0.0%
	- 3%	46,840	-14.3%*	45,337	-14.9%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$60,473	13.9%	$58,943	14.0%
	+3%	58,663	10.5%	57,161	10.6%
	+2%	56,838	7.1%	55,371	7.1%
	+1%	54,963	3.6%	53,547	3.6%
	0%	53,074	0.0%	51,703	0.0%
	- 1%	48,414	-8.8%	46,480	-10.1%
	- 2%	43,088	-18.8%	41,187	-20.3%
	- 3%	37,835	-28.7%*	36,000	-30.4%*
	- 4%	32,798	-38.2%*	31,463	-39.1%*

*	The Federal Reserve’s overnight federal funds rate target was 4.75% at March 31, 2006 and 4.25% at December 31, 2005. Because it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended March 31, 2006
Compared With the Same Period in 2005
     During the three-month period ended March 31, 2006, the Company’s net income increased 39.61% to $4,446,826 from the $3,185,237 earned in the same period of 2005. The increase resulted primarily from higher net interest income and other income, partially offset by an increase in other expenses.
Net Interest Income
     During the three-month period ended March 31, 2006, the Company’s net interest income increased $2,232,708, or 20.51%, compared to the three months ended March 31, 2005, primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. The loan growth occurred primarily in the Bank’s newer market areas. The Company’s net interest margin averaged 5.23% during the three month period compared to 4.72% during the same period in 2005. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     During the quarter ended March 31, 2006, interest income increased $4,778,067, or 31.93%, from the first quarter of 2005, primarily because of higher rates on and increased volumes of loans. As discussed above, the loan growth occurred in the Bank’s newer markets. Interest and fees on loans increased $4,521,890, or 36.43%, due to higher average rates and volumes during the quarter. Yields on loans averaged 8.42% for the quarter, up from 6.75% for the same quarter of 2005. The prime lending rate during the three-month period averaged 7.45% compared to 5.44% during the same period in 2005. Gross loans averaged $861,291,514 compared to $801,340,843 in the first quarter of 2005, an increase of $59,950,671, or 7.48%. Average loans of the Bank were $836,440,966 compared to $771,349,672 in the first quarter of 2005, an increase of $65,091,294, or 8.44%, while average loans of Granite Mortgage were $24,850,548 compared to $29,991,171 during the first quarter of 2005, a decrease of $5,140,623, or 17.14%. The levels of mortgage o rigination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $238,546, or 14.76%, primarily due to higher yields during the quarter. Average securities and overnight investments were $176,244,852 compared to $161,684,576 in the first quarter of 2005, an increase of $14,560,276, or 9.01%.
     Interest expense increased $2,545,359, or 62.45%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits, which were partially offset by lower volumes on other borrowings. Overall, rates on interest-bearing deposits averaged 3.19% for the quarter, up from 2.05% for the same quarter of 2005. Total interest-bearing deposits averaged $743,267,718 compared to $645,202,678 in the first quarter of 2005, an increase of $98,065,040, or 15.20%. Money market deposits averaged $175,047,134 compared to $165,723,851 in the comparable period of last year, an increase of $9,323,283, or 5.63%. The Company continued to offer attractive rates on its premium money market deposit accounts during the quarter. Time deposits averaged $418,833,182 compared to $327,793,090 in the first quarter of 2005, an increase of $91,040,092, or 27.77%. Time deposits generally pay higher rates of interest than most other types of deposits. The Company believes that the increase in time deposits may be attributable in large part to special rates on some of the Company’s time deposit products. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $77,305,267 compared to $112,135,205 in the first quarter of 2005, a decrease of $34,829,938, or 31.06%, reflecting a decrease of $34,002,327, or 57.08%, in average overnight and other borrowings of the Bank and a decrease of $5,244,655, or 20.94%, in temporary borrowings of Granite Mortgage, partially offset by an increase of $4,417,044, or 16.06%, in average overnight and other borrowings of the Company. Overnight borrowings averaged $28,391,741 compared to $52,986,249 in the first quarter of 2005, a decrease of $24,594,508, or 46.42%, reflecting a decrease of $29,011,552, or 95.20%, in average overnight borrowings of the Bank in the form of federal funds purchased and securities sold under agreements to repurchase, partially offset by an increase of $4,417,044, or 19.62%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $48,913,526 compared to $59,148,956 in the first quarter of 2005, a decrease of $10,235,430, or 17.30%, reflecting a decrease of $4,990,775, or 17.15%, in average borrowings of the Bank and a decrease of $5,244,655, or 20.94%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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
     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended March 31, 2006 as compared to the twelve months ended December 31, 2005. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three-month period ended March 31, 2006, management determined a charge to operations of $1,235,012 would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The 2006 provision for loan losses compared to $1,230,119 for the comparable period in 2005. At March 31, 2006, the loan loss reserve was 1.80% of net loans outstanding compared to 1.70% as of December 31, 2005 and 1.79% at March 31, 2005. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
	2006	2005
Allowance for loan losses, beginning of period	$13,923,884	$13,665,013

Net charge-offs:
Loans charged off:
Real estate	13,909	175,032
Commercial, financial and agricultural	15,359	624,467
Credit cards and related plans	3,438	6,078
Installment loans to individuals	85,465	163,111
Demand deposit overdraft program	54,516	48,304

Total charge-offs	172,687	1,016,992

Recoveries of loans previously charged off:
Commercial, financial and agricultural	495	7,323
Credit cards and related plans	2,384	880
Installment loans to individuals	83,896	22,699
Demand deposit overdraft program	45,992	61,205

Total recoveries	132,767	92,107

Net charge-offs	39,920	924,885

Loss provisions charged to operations	1,235,012	1,230,119

Allowance for loan losses, end of period	$15,118,976	$13,970,247

Ratio of annualized net charge-offs during the period to average loans during the period	0.02%	0.48%
Allowance coverage of annualized net charge-offs	Not meaningful	372.45%
Allowance as a percentage of gross loans	1.77%	1.76%
Allowance as a percentage of net loans	1.80%	1.79%

     In the first quarter of 2006, the Company charged off $172,687, a decrease of $844,305 over the comparable period in 2005. Charge-offs for the 2006 quarterly period included $85,465 in installment loans, $15,359 in commercial loans and $13,909 in real estate loans that were in default. The amount of loans with the three highest risk grades totaled approximately $18,991,000 at March 31, 2006 as compared with $17,544,000 and $14,406,000 at December 31, 2005 and March 31, 2005, respectively. The Company’s levels of charge-offs and loans past due 90 days or more and still accruing interest showed some improvement during the first quarter of 2006, however the Company anticipates its charge-offs for the full-year 2006 will reflect more normalized levels as it continues to work its problem loans. The Company’s loan loss allowance related to impaired loans was approximately $1 million (31%) higher on March 31, 2006 than it was as of December 31, 2005, and its level of nonperforming assets was approximately the same, as reflected in the tables below.
     Nonperforming assets at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Nonperforming assets:
Nonaccrual loans	$6,627,215	$6,423,997
Loans past due 90 days or more and still accruing interest	3,616,243	4,208,032

Total nonperforming loans	10,243,458	10,632,029
Foreclosed properties	1,222,913	925,984

Total nonperforming assets	$11,466,371	$11,558,013

Nonperforming loans to total loans	1.20%	1.28%
Allowance coverage of nonperforming loans	147.60%	130.96%
Nonperforming assets to total assets	1.00%	1.04%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2006 and 2005 that would have been recorded was approximately $134,000 and $126,000, respectively, while the interest income recognized on such loans was approximately $24,000 and $0, respectively.
     The Company’s investment in impaired loans at March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005
Investment in impaired loans:
Impaired loans still accruing interest	$6,785,230	$4,296,900
Accrued interest on accruing impaired loans	243,992	128,562
Impaired loans not accruing interest	6,627,215	6,423,997
Foregone interest on nonaccruing impaired loans	211,534	196,704

Total investment in impaired loans	$13,867,971	$11,046,163

Loan loss allowance related to impaired loans	$4,255,008	$3,248,549

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
     When comparing March 31, 2006 with March 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $13,867,971 ($6,838,749 of which was on a non-accrual basis) and $10,436,274 ($6,969,176 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2006 and 2005 was not significantly different from the balance at March 31, 2006 and 2005, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4,255,008 and $3,740,932 at March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the Company recognized interest income on those impaired loans of approximately $456,000 and $271,000, respectively.
Noninterest Income and Expenses
     For the quarter ended March 31, 2006, total noninterest income was $3,001,256, up $543,509, or 22.11%, from $2,457,747 earned in the same period of 2005, primarily because of higher fees from deposit accounts, an increase in income from the Bank’s investment in bank owned life insurance and higher fees from mortgage originations. Fees on deposit accounts were $1,410,269 during the first quarter, up $190,132, or 15.58%, from $1,220,137 earned in the first quarter of 2005. Other service fees and commissions were $246,412 for the first quarter of 2006, up $37,591, or 18.00%, from $208,821 earned in the same period of 2005. Also included in other service fees was fee income from sales of annuities of $54,218 for 2006, up $13,392, or 32.80%, from $40,826 earned in the same period of 2005. Mortgage origination fee income was $909,089 for the first quarter of 2006, up $88,708, or 10.81%, from $820,381 earned in the same period of 2005. Mortgage loans originated during the three months ended March 31, 2006 and 2005 were $57,513,858 and $53,849,837, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. In addition to actual rate movement, borrowers anticipation of that movement has an effect on mortgage origination and refinancings. Losses on sales of securities were $37,445 in 2006, down $49,389, or 56.88%, from losses of $86,834 earned in the same period of 2005. Other noninterest income was $472,931 for the first quarter of 2006, up $177,689, or 60.18%, from $295,242 earned in the first quarter of 2005, primarily due to a $120,596 increase in income from the Bank’s investment in bank owned life insurance.
     First quarter 2006 noninterest expenses, or overhead, totaled $8,043,318, up $728,694, or 9.96%, from $7,314,624 in the same quarter of 2005, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $6,390,877 for the first quarter of 2006, an increase of $647,715, or 11.28%, over the costs of $5,743,162 for the first quarter of 2005, while mortgage-related overhead rose $77,268 or 5.21%. The increase in the Bank’s overhead primarily reflects overall growth of the Bank’s branch network.

     Personnel costs, the largest of the overhead expenses, were $4,926,944 during the quarter, up $310,243, or 6.72%, from $4,616,701 in 2005. Of the $310,243 increase in personnel costs, $244,704 were increased personnel costs related to banking operations and $60,894 were increased personnel costs related to mortgage operations. The $244,704 increase in the Bank’s personnel costs included approximately $210,000 related to banking offices in new markets. Salaries and wages were $3,833,765 during the quarter, up $197,035, or 5.42%, from $3,636,730 in 2005, while employee benefits were $1,093,179, up $113,208, or 11.55%, compared to $979,971 in the first quarter of 2005. The Bank’s salary expenses rose $137,013 or 5.10%, while mortgage- related salary expenses rose $60,022 or 6.32%. The Bank’s employee benefits increased $107,691 or 11.92%, primarily due to higher healthcare costs.
     Noninterest expenses other than for personnel increased $418,451, or 15.51%, to $3,116,374 during the quarter from $2,697,923 incurred in the same period of 2005. Of the increase, $403,011 were related to increased nonpersonnel costs of the Bank, while $16,374 were related to increased nonpersonnel costs of Granite Mortgage. Occupancy expenses for the quarter were $552,889, up $103,109, or 22.92%, from $449,780 in the same period of 2005. Equipment expenses were $555,871 during the first quarter, up $39,284, or 7.60%, from $516,587 in the same period of 2005. First quarter other noninterest expenses were $2,007,614 in 2006, up $276,058, or 15.94%, from $1,731,556 in the same quarter a year ago. Of the $276,058 increase, $291,974 were related to increased other noninterest costs of the Bank, primarily increases in expenses for audit and other outside services, partially offset by a $14,982 decrease in the other noninterest costs of Granite Mortgage. Income tax expense was $2,395,034 for the quarter, up $781,041, or 48.39%, from $1,613,993 for the 2005 first quarter. The effective tax rates were 35.01% and 33.63% for the first quarters of 2006 and 2005, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2006.
Off-Balance Sheet Arrangements
     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2006 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of March 31, 2006, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also Note 3 under “Notes to Consolidated Condensed Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of March 31, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Part II — Other Information
Item 1A — Risk Factors
There were no significant changes in Risk Factors included in the Company’s 2005 Annual Report on
Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended March 31, 2006 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jan 1, 2006	Jan 31, 2006	26,012	$19.81	26,012	$4,427,006	(3)
Feb 1, 2006	Feb 28, 2006	21,146	20.20	21,146	3,999,874	(3)
Mar 1, 2006	Mar 31, 2006	28,632	19.55	28,632	3,440,231	(3)

	Totals	75,790	$19.82	75,790

(1)	For the three months ended March 31, 2006, 75,790 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 was announced May 17, 2005 and commenced on May 27, 2005.

Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.
3.1	Certificate of Incorporation, as amended

Bank of Granite Corporation’s Restated Certificate of Incorporation

3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)

Date: May 9, 2006	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	Filed herewith

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

11	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2