Form 10-Q
period 2006-06-30
BANK OF GRANITE CORP
filed 2006-08-08
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Common stock, $1 par value
12,814,471 shares outstanding as of July 31, 2006

Exhibit Index begins on page 40

Item 1. Financial Statements
Bank of Granite Corporation
Consolidated Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents:
Cash and due from banks	$33,667,312	$34,976,107
Interest-bearing deposits	23,417,614	3,905,812
Federal funds sold	18,300,000	18,600,000

Total cash and cash equivalents	75,384,926	57,481,919

Investment securities:
Available for sale, at fair value	122,197,775	112,319,269

Held to maturity, at amortized cost	35,472,267	41,363,437

Loans	876,879,417	832,447,148
Allowance for loan losses	(13,912,018)	(13,923,884)

Net loans	862,967,399	818,523,264

Mortgage loans held for sale	13,060,205	14,219,444

Premises and equipment, net	14,785,477	14,805,876
Accrued interest receivable	8,294,396	7,387,075
Investment in bank owned life insurance	22,808,217	19,692,889
Intangible assets	11,084,175	11,129,997
Other assets	10,417,632	9,800,852

Total assets	$1,176,472,469	$1,106,724,022

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$155,964,475	$147,576,746
NOW accounts	126,915,665	129,281,747
Money market accounts	203,224,023	174,866,304
Savings accounts	23,609,457	23,908,599
Time deposits of $100,000 or more	206,452,699	192,568,963
Other time deposits	229,498,676	210,909,066

Total deposits	945,664,995	879,111,425
Overnight borrowings	32,284,810	27,737,643
Other borrowings	48,912,693	49,675,003
Accrued interest payable	2,828,336	2,500,743
Other liabilities	4,736,519	7,851,217

Total liabilities	1,034,427,353	966,876,031

Shareholders’ equity:
Common stock, $1 par value Authorized - 25,000,000 shares Issued - 15,129,381 shares in 2006 and 15,096,699 shares in 2005 Outstanding - 12,810,076 shares in 2006 and 12,911,922 shares in 2005	15,129,381	15,096,699
Capital surplus	33,175,661	32,678,939
Retained earnings	138,509,174	133,209,287
Accumulated other comprehensive loss, net of deferred income taxes	(2,071,970)	(1,079,261)
Less: Cost of common stock in treasury; 2,319,305 shares in 2006 and 2,184,777 shares in 2005	(42,697,130)	(40,057,673)

Total shareholders’ equity	142,045,116	139,847,991

Total liabilities and shareholders’ equity	$1,176,472,469	$1,106,724,022

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees from loans	$18,304,669	$13,614,321	$35,238,574	$26,026,336
Interest and fees from mortgage banking	1,180,265	1,051,057	2,132,046	1,985,207
Federal funds sold	101,490	(1)	209,306	498
Interest-bearing deposits	162,082	28,901	246,837	53,334
Investments:
U.S. Treasury	43,124	43,124	86,271	86,271
U.S. Government agencies	1,046,527	868,337	1,995,232	1,658,815
States and political subdivisions	469,763	536,701	969,250	1,114,153
Other	176,788	170,921	347,137	350,625

Total interest income	21,484,708	16,313,361	41,224,653	31,275,239

Interest expense:
Time deposits of $100,000 or more	2,177,395	1,292,156	4,186,234	2,326,523
Other deposits	4,445,920	2,545,060	8,281,661	4,771,193
Overnight borrowings	217,181	258,595	383,061	528,838
Other borrowings	675,763	592,053	1,286,314	1,136,962

Total interest expense	7,516,259	4,687,864	14,137,270	8,763,516

Net interest income	13,968,449	11,625,497	27,087,383	22,511,723
Provision for loan losses	1,914,540	891,710	3,149,552	2,121,829

Net interest income after provision for loan losses	12,053,909	10,733,787	23,937,831	20,389,894

Other income:
Service charges on deposit accounts	1,465,842	1,449,932	2,876,111	2,670,069
Other service charges, fees and commissions	233,303	209,288	479,715	418,109
Mortgage banking income	1,090,191	1,041,224	1,999,280	1,861,605
Securities gains (losses)	117,557	5,776	80,112	(81,058)
Other	387,017	446,150	859,948	741,392

Total other income	3,293,910	3,152,370	6,295,166	5,610,117

Other expenses:
Salaries and wages	4,153,423	3,845,624	7,987,188	7,482,354
Employee benefits	1,079,705	1,052,450	2,172,884	2,032,421
Occupancy expense, net	582,442	519,070	1,135,331	968,850
Equipment expense	565,676	551,435	1,121,547	1,068,022
Other	2,003,549	1,968,366	4,011,163	3,699,922

Total other expenses	8,384,795	7,936,945	16,428,113	15,251,569

Income before income taxes	6,963,024	5,949,212	13,804,884	10,748,442
Income taxes	2,501,003	2,041,182	4,896,037	3,655,175

Net income	$4,462,021	$3,908,030	$8,908,847	$7,093,267

Per share amounts:
Net income — Basic	$0.35	$0.30	$0.69	$0.54
Net income — Diluted	0.35	0.30	0.69	0.53
Cash dividends	0.14	0.13	0.28	0.26
Book value			11.09	10.71
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$4,462,021	$3,908,030	$8,908,847	$7,093,267

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(1,024,986)	1,079,943	(1,696,614)	(614,170)
Reclassification adjustment for securities gains included in net income	117,557	—	80,112	86,834
Unrealized gains (losses) on mortgage derivative instruments	22,245	25,222	(34,648)	24,641

Other comprehensive income (loss), before tax	(885,184)	1,105,165	(1,651,150)	(502,695)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	361,840	(430,755)	644,581	210,282
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(8,898)	(10,088)	13,860	(9,856)

Items of other comprehensive income (loss), net of tax	(532,242)	664,322	(992,709)	(302,269)

Comprehensive income	$3,929,779	$4,572,352	$7,916,138	$6,790,998

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)

	Six Months
	Ended June 30,
	2006	2005
Common stock, $1 par value
At beginning of period	$15,096,699	$15,079,133
Par value of shares issued under stock option plan	32,682	17,482

At end of period	15,129,381	15,096,615

Capital surplus
At beginning of period	32,678,939	32,478,404
Surplus of shares issued under stock option plan	496,722	145,993

At end of period	33,175,661	32,624,397

Retained earnings
At beginning of period	133,209,287	125,178,824
Net income	8,908,847	7,093,267
Cash dividends paid	(3,608,960)	(3,451,271)

At end of period	138,509,174	128,820,820

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(1,079,261)	245,076
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(971,921)	(317,054)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(20,788)	14,785

At end of period	(2,071,970)	(57,193)

Cost of common stock in treasury
At beginning of period	(40,057,673)	(31,965,216)
Cost of common stock repurchased	(2,639,457)	(3,951,997)

At end of period	(42,697,130)	(35,917,213)

Total shareholders’ equity	$142,045,116	$140,567,426

Shares issued
At beginning of period	15,096,699	15,079,133
Shares issued under stock option plan	32,682	17,482

At end of period	15,129,381	15,096,615

Common shares in treasury
At beginning of period	(2,184,777)	(1,763,031)
Common shares repurchased	(134,528)	(213,430)

At end of period	(2,319,305)	(1,976,461)

Total shares outstanding	12,810,076	13,120,154

See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months
	Ended June 30,
	2006	2005
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$8,908,847	$7,093,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	823,680	778,020
Provision for loan loss	3,149,552	2,121,829
Investment security premium amortization, net	133,801	212,578
Acquisition premium amortization, net	118,645	102,546
Deferred income taxes	(172,920)	(272,892)
Losses (gains) on sales or calls of securities available for sale	(80,112)	86,834
Gains on calls of securities held to maturity	—	(5,777)
Net decrease in mortgage loans held for sale	983,668	1,166,232
Losses (gains) on disposal or sale of equipment	(12,865)	3,219
Gains on disposal or sale of other real estate	(32,020)	(91,126)
Decrease in taxes payable	(1,526,042)	(53,148)
Increase in accrued interest receivable	(907,321)	(782,351)
Increase in accrued interest payable	327,593	490,851
Increase in cash surrender value of bank owned life insurance	(405,328)	(258,578)
Increase in other assets	(474,063)	(344,409)
Increase (decrease) in other liabilities	(1,447,733)	517,844

Net cash provided by operating activities	9,387,382	10,764,939

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	10,896,444	214,603
Proceeds from maturities, calls and paydowns of securities held to maturity	5,870,000	9,347,000
Proceeds from sales of securities available for sale	89,538	13,930,838
Purchase of securities available for sale	(22,513,509)	(22,056,486)
Net increase in loans	(47,649,211)	(38,212,848)
Investment in bank owned life insurance	(2,710,000)	—
Capital expenditures	(806,630)	(1,515,689)
Proceeds from sale of fixed assets	16,214	—
Proceeds from sale of other real estate	720,664	69,880

Net cash used in investing activities	(56,086,490)	(38,222,702)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	34,080,224	23,986,505
Net increase in time deposits	32,473,771	59,645,273
Net increase (decrease) in overnight borrowings	4,547,167	(42,042,492)
Net decrease in other borrowings	(780,034)	(4,874,696)
Net proceeds from shares issued under stock option plan	529,404	163,475
Dividends paid	(3,608,960)	(3,451,271)
Purchases of common stock for treasury	(2,639,457)	(3,951,997)

Net cash provided by financing activities	64,602,115	29,474,797

Net increase in cash equivalents	17,903,007	2,017,034
Cash and cash equivalents at beginning of period	57,481,919	31,570,832

Cash and cash equivalents at end of period	$75,384,926	$33,587,866

See notes to consolidated condensed financial statements.
(continued on next page)

Bank of Granite Corporation
Consolidated Condensed Statements of Cash Flows (unaudited) — (concluded)

	Six Months
	Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,809,677	$8,272,665
Income taxes	6,422,079	3,708,323
Noncash investing and financing activities:
Transfer from loans to other real estate owned	766,850	679,473
See notes to consolidated condensed financial statements.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements June 30, 2006 (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) consolidated condensed balance sheet as of June 30, 2006, the consolidated condensed statements of income and of comprehensive income for the three and six month periods ended June 30, 2006 and 2005, and the consolidated condensed statements of changes in shareholders’ equity and of cash flows for the six month periods ended June 30, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2006, except for the adoption of SFAS No. 123R, “Share-Based Payment”, as discussed in Note 4 below, and SFAS No. 154, “Accounting Changes and Error Corrections”, both effective the first quarter of 2006. The Company had no disclosures to make under SFAS No. 154 for the period ended June 30, 2006.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in shares)	2006	2005	2006	2005
Weighted average shares outstanding	12,846,890	13,184,111	12,862,846	13,234,462
Potentially dilutive effect of stock options	39,992	38,068	41,889	42,802

Weighted average shares outstanding, including potentially dilutive effect of stock options	12,886,882	13,222,179	12,904,735	13,277,264

For the three months ended June 30, 2006 and 2005, 38,641 shares and 87,163 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share common shares, because their inclusion would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, 38,641 shares and 48,922 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2006
(unaudited)
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$169,648,858	$158,256,508
Standby letters of credit	4,885,508	3,273,905
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
Forward commitments and options to sell mortgage-backed securities as of June 30, 2006 and December 31, 2005 were $13,383,128 and $12,348,187, respectively.
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

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2006
 (unaudited)
4. STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective transition method effective the first quarter of 2006 for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $4,645 as pre-tax stock-based employee compensation expense for the second quarter of 2006 and $9,290 for the six-month period ended June 30, 2006. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the pre-tax expense for the second quarter of 2005 would have been $9,133 and $18,268 for the six-month period ended June 30, 2005.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were 2,000 options granted during each of the six-month periods ended June 30, 2006 and 2005. The following assumptions were used:

	Six Months
	Ended June 30
	2006		2005
Option value, aggregate	$5.83		$5.45
Risk-free rate	5.00%		3.80%
Average expected term (years)	5.6	years	5.6	years
Expected volatility	34.24%		37.61%
Expected dividend yield	2.85%		2.82%
Expected turnover	8.66%		8.76%
5. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation resulted in the Company recording goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of June 30, 2006, the carrying value of the core deposit intangible asset totaled $320,728, net of accumulated amortization of $309,285. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $22,911 and $45,822 for the three-month and six-month periods ended June 30, 2006, respectively. Annual expense is expected to range from approximately $86,000 in 2006 to $40,000 in 2010.
The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment test as of May 31, 2006, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2006
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
June 30, 2006
 (unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments as of and for the three and six-month periods ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
COMMUNITY BANKING
Net interest income	$13,316,390	$10,908,347	$25,903,079	$21,151,161
Provision for loan losses	1,902,540	885,710	3,125,552	2,109,829
Noninterest income	2,086,162	2,111,146	4,178,329	3,748,512
Noninterest expense	6,488,886	6,141,865	12,879,763	11,885,027
Income before income taxes	7,011,126	5,991,918	14,076,093	10,904,817
Net income	4,600,695	4,016,612	9,288,230	7,330,395
Identifiable segment assets	1,145,069,219	1,031,131,663	1,145,069,219	1,031,131,663

MORTGAGE BANKING
Net interest income	$890,684	$801,316	$1,598,621	$1,509,367
Provision for loan losses	12,000	6,000	24,000	12,000
Noninterest income	1,090,191	1,041,224	1,999,280	1,861,605
Noninterest expense	1,742,445	1,673,261	3,303,466	3,157,014
Income before income taxes	226,430	163,279	270,435	201,958
Net income	135,858	97,403	162,261	121,205
Identifiable segment assets	27,020,933	33,594,118	27,020,933	33,594,118

ALL OTHER
Net interest expense	$(238,625)	$(84,166)	$(414,317)	$(148,805)
Noninterest income	117,557	—	117,557	—
Noninterest expense	153,464	121,819	244,884	209,528
Loss before income taxes	(274,532)	(205,985)	(541,644)	(358,333)
Net loss	(274,532)	(205,985)	(541,644)	(358,333)
Identifiable segment assets	4,382,317	4,674,482	4,382,317	4,674,482

TOTAL SEGMENTS
Net interest income	$13,968,449	$11,625,497	$27,087,383	$22,511,723
Provision for loan losses	1,914,540	891,710	3,149,552	2,121,829
Noninterest income	3,293,910	3,152,370	6,295,166	5,610,117
Noninterest expense	8,384,795	7,936,945	16,428,113	15,251,569
Income before income taxes	6,963,024	5,949,212	13,804,884	10,748,442
Net income	4,462,021	3,908,030	8,908,847	7,093,267
Identifiable segment assets	1,176,472,469	1,069,400,263	1,176,472,469	1,069,400,263

Bank of Granite Corporation
Notes to Consolidated Condensed Financial Statements (continued)
June 30, 2006
 (unaudited)
7. NEW ACCOUNTING STANDARDS
In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EITF Issue 03-01. As of June 30, 2006, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. government agency obligations and local government obligations, the cash flows of which are guaranteed by the U.S. government agencies or the taxing authority of the local government and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments. The Company has also evaluated Financial Accounting Standards Board Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” effective for reporting periods beginning after December 15, 2005, and has determined impairment does not need to be recognized.
In the first quarter of 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company will be required to adopt SFAS No. 156 in the first quarter of 2007, and is currently evaluating the impact of the adoption of SFAS No. 156 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three-month and six-month periods ended June 30, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings increased in both the three and six month periods ended June 30, 2006, primarily due to growth in loans and deposits and to an improved net interest margin, which was helped by the Federal Reserve’s continued increases in its overnight interest rate in its efforts to control inflation. Financial highlights are presented in the table below.

	Three Months
Financial Highlights for	Ended June 30,
the Quarterly Periods	2006	2005	% change
Earnings
Net interest income	$13,968,449	$11,625,497	20.2%
Provision for loan losses	1,914,540	891,710	114.7%
Other income	3,293,910	3,152,370	4.5%
Other expense	8,384,795	7,936,945	5.6%
Net income	4,462,021	3,908,030	14.2%
Per share
Net income
- Basic	$0.35	$0.30	16.7%
- Diluted	0.35	0.30	16.7%

Average for period
Assets	$1,144,204,788	$1,058,591,104	8.1%
Loans	869,151,294	807,808,475	7.6%
Deposits	913,169,504	805,295,822	13.4%
Shareholders’ equity	142,159,750	139,972,934	1.6%

Ratios
Return on average assets	1.56%	1.48%
Return on average equity	12.59%	11.20%
Average capital to average assets	12.42%	13.22%
Efficiency ratio	47.87%	52.68%

	Six Months
Financial Highlights for	Ended June 30,
the Year-to-Date Periods	2006	2005	% change
Earnings
Net interest income	$27,087,383	$22,511,723	20.3%
Provision for loan losses	3,149,552	2,121,829	48.4%
Other income	6,295,166	5,610,117	12.2%
Other expense	16,428,113	15,251,569	7.7%
Net income	8,908,847	7,093,267	25.6%
Per share
Net income
- Basic	$0.69	$0.54	27.8%
- Diluted	0.69	0.53	30.2%

Average for period
Assets	$1,129,098,130	$1,045,361,879	8.0%
Loans	858,261,653	796,243,818	7.8%
Deposits	899,816,934	788,938,989	14.1%
Shareholders’ equity	141,287,689	140,430,905	0.6%

Ratios
Return on average assets	1.59%	1.37%
Return on average equity	12.72%	10.19%
Average capital to average assets	12.51%	13.43%
Efficiency ratio	48.45%	53.10%

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

Changes in Financial Condition
June 30, 2006 Compared With December 31, 2005
     Total assets increased $69,748,447 or 6.30%, from December 31, 2005 to June 30, 2006. Earning assets increased $66,472,168, or 6.50%, over the same six-month period. As reflected in the table below, loans, the largest earning asset, increased $44,432,269 or 5.34%, primarily because of a $43,357,658, or 5.28%, increase in loans of the Bank, and a $1,074,611, or 10.01%, increase in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $1,159,239 or 8.15%, due to lower mortgage origination and refinancing activities primarily because of higher mortgage interest rates. Cash and cash equivalents increased $17,903,007, or 31.15%, primarily reflected in the $19,511,802 increase in interest-bearing deposits, which was partially offset by a $1,308,795, or 3.74% decrease in cash and due from banks and a $300,000, or 1.61% decrease in federal funds sold. Investment securities increased $3,987,336, or 2.59%. Accrued interest receivable increased $907,321, or 12.28%, due to higher interest rates and volumes of interest-earning assets. Investment in bank owned life insurance increased $3,115,328, or 15.82%, primarily due to the Bank’s investment of $2,710,000 to provide for supplemental life and retirement benefits for the Bank’s officers. Intangible assets decreased $45,822, or .41%. Also during this period, other assets increased $616,780, or 6.29%, primarily due to a $1,069,927, or 12.31% increase in the other assets of the Bank, partially offset by a $352,285 decrease in other assets of Granite Mortgage.
     Loans at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Real estate — Construction	$137,919,717	$125,555,445
Real estate — Mortgage	472,532,342	455,322,477
Commercial, financial and agricultural	247,279,474	231,228,504
Consumer	19,192,022	20,910,544
All other loans	1,566,308	915,154

	878,489,863	833,932,124
Deferred origination fees, net	(1,610,446)	(1,484,976)

Total loans	$876,879,417	$832,447,148

Mortgage loans held for sale	$13,060,205	$14,219,444

     A combination of growth in deposits, earnings retained, and an increase in overnight borrowings, partially offset by a decrease in other borrowings, funded the asset growth. Deposits increased $66,553,570, or 7.57%, from December 31, 2005 to June 30, 2006, attributable in large part to the $24,204,065 increase related to the Bank temporarily providing correspondent banking services for a bank forming in the Research Triangle Park area of Raleigh and Durham, North Carolina, and continued attractive deposit pricing. The new Triangle area bank plans to withdraw its funds on July 31, 2006. Noninterest-bearing demand deposits increased $8,387,729, or 5.68%, while interest-bearing demand deposits increased $25,991,637, or 8.55%, over the same six-month period, mostly due to the money market funds temporarily placed on deposit by the new Triangle area bank. The increase in interest-bearing demand deposits reflected a $28,357,719, or 16.22%, increase in money market deposits, partially offset by a $2,366,082, or 1.83%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Time deposits increased $32,473,346, or 8.05%. Time deposits greater than $100,000 increased $13,883,736, or 7.21%, while other time deposits increased $18,589,610, or 8.81%, primarily because of the attractive deposit pricing cited above. The Company’s loan to deposit ratio was 92.73% as of June 30, 2006 compared to 94.69% as of December 31, 2005, while the Bank’s loan to deposit ratio was 88.16% compared to 90.20%.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2005 to June 30, 2006, such overnight borrowings increased $4,547,167, or 16.39%, reflecting an increase of $3,825,626, or 14.28%, in volumes of commercial paper, and an increase of $721,541, or 76.17%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Other borrowings decreased $762,310, or 1.53%, reflecting a decrease of $780,034, or 3.79%, in temporary borrowings by Granite Mortgage, partially offset by a increase in borrowings of the Bank.
     Accrued interest payable increased $327,593, or 13.10%, from December 31, 2005 to June 30, 2006, primarily due to higher interest rates and higher volumes on deposits. Other liabilities decreased $3,114,698, or 39.67%, over the same period, primarily attributable to $1,265,000 in retirement bonus and benefits for the Company’s retiring chairman, accrued in 2005 and paid in the first quarter of 2006, a $1,656,746 decrease in income tax liability, and a $622,209 decrease in accrued profit sharing comparing twelve months accrued in 2005 to six months in 2006.
     Common stock outstanding decreased 101,846 shares, or .79%, from December 31, 2005 to June 30, 2006, due to shares repurchased under the Company’s stock repurchase plan, partially offset by shares issued in connection with the exercise of stock options. From December 31, 2005 through June 30, 2006, the Company repurchased 134,528 shares of its common stock at an average price of $19.62. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” In addition, the Company issued 32,682 shares of its common stock at an average price of $15.91 under its stock option plans. Earnings retained were $5,299,887 for the first six months of 2006, after paying cash dividends of $3,608,960. Accumulated other comprehensive loss, net of deferred income taxes, increased $992,709, or 91.98%, primarily because the value of securities available for sale declined when interest rates on longer term bonds rose during the period.

Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2006 such unfunded commitments to extend credit were $169,648,858, while commitments in the form of standby letters of credit totaled $4,885,508.
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
     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of June 30, 2006, Granite Mortgage held approximately $13,383,000 in open mortgage-backed security commitments with an estimated market value of approximately $13,440,000, an unrealized gain of approximately $57,000. For the six-month period ended June 30, 2006, there were realized losses on hedged mortgage loan commitments of approximately $462,000 and realized losses of approximately $6,000 on commitments to sell mortgage-backed securities.
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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of June 30, 2006 and December 31, 2005 or its results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At June 30, 2006, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $739,212,296, or 78.2% of the Bank’s total deposits, compared to $686,542,462, or 78.1% of the Bank’s total deposits as of December 31, 2005.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2006, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $21,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2006, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2006, the Bank had a line of credit totaling approximately $109,810,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $24,000,000 was outstanding and included in other borrowings and approximately $85,810,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2006, the line was secured by $16,392,055 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of June 30, 2006 and December 31, 2005, this line of credit was $40,000,000.
     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2006, the Company had not borrowed any funds against this line of credit, but plans to use this credit facility to call the $5,000,000 trust preferred security in December 2006.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		June 30, 2006		December 31, 2005
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$59,769	5.1%	$56,229	5.5%
	0%	56,868	0.0%	53,295	0.0%
	-3%	48,940	-13.9%*	45,337	-14.9%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$62,204	12.3%	$58,943	14.0%
	+3%	60,516	9.2%	57,161	10.6%
	+2%	58,814	6.2%	55,371	7.1%
	+1%	57,113	3.1%	53,547	3.6%
	0%	55,400	0.0%	51,703	0.0%
	-1%	50,761	-8.4%	46,480	-10.1%
	-2%	45,382	-18.1%	41,187	-20.3%
	-3%	40,091	-27.6%	36,000	-30.4%
	-4%	34,911	-37.0%*	31,463	-39.1%*

*	The Federal Reserve’s overnight federal funds rate target was 5.25% at June 30, 2006 and 4.25% at December 31, 2005. Because it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to approach 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended June 30, 2006 Compared With
the Same Period in 2005 and for the Six Month Period Ended
June 30, 2006 Compared With the Same Period in 2005
     During the three-month period ended June 30, 2006, the Company’s net income increased 14.18% to $4,462,021 from the $3,908,030 earned in the same period of 2005. The increase resulted primarily from higher net interest income, partially offset by higher provisions for loan losses and an increase in other expenses. For essentially the same reasons, year-to-date net income was also higher. For the first six months of 2006, net income was $8,908,847, up $1,815,580, or 25.60%, from the $7,093,267 earned in the same year-to-date period of 2005.
Net Interest Income for the Quarterly Periods
     During the three-month period ended June 30, 2006, the Company’s net interest income increased $2,342,952, or 20.15%, compared to the three months ended June 30, 2005, primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. The loan growth occurred primarily in the Bank’s newer market areas. The Company’s net interest margin averaged 5.35% during the three month period compared to 4.84% during the same period in 2005. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     During the quarter ended June 30, 2006, interest income increased $5,171,347, or 31.70%, from the first quarter of 2005, primarily because of higher rates on and increased volumes of loans. As discussed above, the loan growth occurred in the Bank’s newer markets. Interest and fees on loans increased $4,690,348, or 34.45%, due to higher average loan rates and volumes during the quarter. Yields on loans averaged 8.84% for the quarter, up from 7.12% for the same quarter of 2005. The prime lending rate during the three-month period averaged 7.89% compared to 5.91% during the same period in 2005. Gross loans averaged $884,067,294 compared to $826,480,705 in the second quarter of 2005, an increase of $57,586,589, or 6.97%. Average loans of the Bank were $858,146,204 compared to $795,700,458 in the second quarter of 2005, an increase of $62,445,746, or 7.85%, while average loans of Granite Mortgage were $25,921,090 compared to $30,780,247 during the second quarter of 2005, a decrease of $4,859,157, or 15.79%. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, which occurred during the second quarter, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $351,791, or 21.35%, due to higher yields and volumes during the quarter. Average securities and overnight investments were $181,308,824 compared to $160,776,072 in the second quarter of 2005, an increase of $20,532,752, or 12.77%.
     Interest expense increased $2,828,395, or 60.33%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits, which were partially offset by lower volumes on other borrowings. Overall, rates on interest-bearing deposits averaged 3.46% for the quarter, up from 2.30% for the same quarter of 2005. Total interest-bearing deposits averaged $766,940,836 compared to $669,038,456 in the second quarter of 2005, an increase of $97,902,380, or 14.63%. Money market deposits averaged $188,933,156 compared to $163,120,199 in the comparable period of last year, an increase of $25,812,957, or 15.82%, primarily because of funds received temporarily from a new start-up bank in the Triangle area. The Company also continued to offer attractive rates on its premium money market deposit accounts during the quarter. Time deposits averaged $426,173,404 compared to $354,750,462 in the second quarter of 2005, an increase of $71,422,942, or 20.13%. Time deposits generally pay higher rates of interest than most other types of deposits. The Company believes that the increase in time deposits may be attributable in large part to special rates on some of the Company’s time deposit products. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $79,475,335 compared to $106,601,891 in the second quarter of 2005, a decrease of $27,126,556, or 25.45%, reflecting a decrease of $26,020,023, or 50.39%, in average overnight and other borrowings of the Bank and a decrease of $5,405,811, or 20.35%, in temporary borrowings of Granite Mortgage, partially offset by an increase of $4,299,278, or 15.14%, in average overnight and other borrowings of the Company. Overnight borrowings averaged $29,202,917 compared to $46,796,165 in the second quarter of 2005, a decrease of $17,593,248, or 37.60%, reflecting a decrease of $21,892,526, or 93.57%, in average overnight borrowings of the Bank in the form of federal funds purchased and securities sold under agreements to repurchase, partially offset by an increase of $4,299,278 or 18.37%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $50,272,418 compared to $59,805,726 in the second quarter of 2005, a decrease of $9,533,308, or 15.94%, reflecting a decrease of $4,127,497, or 14.61%, in average borrowings of the Bank and a decrease of $5,405,811, or 20.35%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.
Net Interest Income for the Year-to-Date Periods
     For substantially the same reasons as during the second quarter, the Company’s net interest income increased $4,575,660, or 20.33%, during the six month period ended June 30, 2006 compared to the same period in 2005. As was also the case for the quarterly period, a substantial portion of the loan growth occurred in the Bank’s newer markets. The Company’s net interest margin averaged 5.30% for the year-to-date period, up from 4.78% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     As was the case for the second quarter, both higher rates and higher volumes led to higher interest income income and expense for the six-month period ended June 30, 2006. During the first six months of 2006, interest income increased $9,949,414, or 31.81%, from the same period last year, primarily because of both higher rates on and increased volumes of loans. Interest and fees on loans increased $9,212,238, or 35.40%, due to the higher yields on and average volumes of loans during the year-to-date period. As discussed above, the growth in the Bank’s loan volumes occurred primarily in the Bank’s newer markets. Yields on loans averaged 8.64% for the year-to-date period, up from 6.94% for the same period last year. The prime rate during the six-month period averaged 7.67% compared to 5.68% during the same period in 2005. Gross loans averaged $872,679,404 compared to $813,910,774 last year, an increase of $58,768,630, or 7.22%. Average loans of the Bank were $847,293,585 compared to $783,525,065 last year, an increase of $63,768,520, or 8.14%, while average loans of Granite Mortgage were $25,385,819 compared to $30,385,709 last year, a decrease of $4,999,890, or 16.45%. Interest on securities and overnight investments increased $590,337, or 18.09%, due to due to higher volumes of investments and higher average investment yields during the period. Average securities and overnight investments were $178,776,838 compared to $161,230,324 last year, an increase of $17,546,514, or 10.88%.

     Interest expense increased $5,373,754, or 61.32%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits. Rates on interest-bearing deposits averaged 3.33% for the year-to-date period, up from 2.18% for the same period last year. Interest-bearing deposits averaged $755,104,277 compared to $657,120,567 last year, an increase of $97,983,710, or 14.91%. NOW deposits averaged $126,265,251 in the first six months of 2006 compared to $125,074,901 in the first six months of 2005, an increase of less than 1%, while money market deposits averaged $181,990,145 compared to $164,422,025, an increase of $17,568,120, or 10.68%, when comparing the same periods. Time deposits averaged $422,503,293 compared to $341,271,776 last year, an increase of $81,231,517, or 23.80%. As was the case for the quarterly period, the Company believes that the increase in time deposits may be attributable in large part to special rates on some of the Company’s time deposit products.
     Overnight and other borrowings averaged $78,390,301 compared to $109,368,548 last year, a decrease of $30,978,247, or 28.32%, due to a decrease of $21,093,878, or 42.28%, in average overnight borrowings and a decrease of $9,884,369, or 16.62% in average other borrowings. Overnight borrowings averaged $28,797,329 compared to $49,891,207 last year, reflecting a decrease of $25,452,039, or 94.49%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank and an increase of $4,358,161, or 18.98%, in average overnight borrowings of the Company in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $49,592,972 compared to $59,477,341 last year, a decrease of $9,884,369, or 16.62%, primarily due to a $4,559,136 decrease in the average borrowings of the Bank, and a decrease of $5,325,233, or 20.64%, in temporary borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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
     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended June 30, 2006 as compared to the twelve months ended December 31, 2005. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six-month periods ended June 30, 2006, management determined a charge to operations of $1,914,540 and $3,149,552, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The 2006 provision for loan losses compared to $891,710 and $2,121,829, respectively for the comparable periods in 2005. The significant increases in the 2006 provisions are a reflection of higher rates of loan growth during the first six months of 2006 as compared with 2005, and the Company’s continued efforts to work through its problem loans that resulted from a weakened economy in the Company’s Catawba Valley markets. At June 30, 2006, the loan loss reserve was 1.61% of net loans outstanding compared to 1.70% as of December 31, 2005 and 1.76% at June 30, 2005. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$15,118,976	$13,970,247	$13,923,884	$13,665,013

Net charge-offs:
Loans charged off:
Real estate	932,517	84,525	946,426	259,557
Commercial, financial and agricultural	2,130,259	607,220	2,145,618	1,231,687
Credit cards and related plans	7,214	6,576	10,652	12,654
Installment loans to individuals	88,595	90,851	174,060	253,962
Demand deposit overdraft program	63,487	62,179	118,003	110,483

Total charge-offs	3,222,072	851,351	3,394,759	1,868,343

Recoveries of loans previously charged off:
Real estate	6,989	1,726	6,989	1,726
Commercial, financial and agricultural	37,395	7,456	37,890	14,779
Credit cards and related plans	1,396	1,287	3,780	2,167
Installment loans to individuals	21,851	6,980	105,747	29,679
Demand deposit overdraft program	32,943	37,378	78,935	98,583

Total recoveries	100,574	54,827	233,341	146,934

Net charge-offs	3,121,498	796,524	3,161,418	1,721,409

Loss provisions charged to operations	1,914,540	891,710	3,149,552	2,121,829

Allowance for loan losses, end of period	$13,912,018	$14,065,433	$13,912,018	$14,065,433

Ratio of annualized net charge-offs during the period to average loans during the period	1.44%	0.40%	0.74%	0.44%
Allowance coverage of annualized net charge-offs	111.12%	440.25%	218.22%	405.19%
Allowance as a percentage of gross loans			1.59%	1.73%
Allowance as a percentage of net loans			1.61%	1.76%

     Year-to-date charge-offs through June 30, 2006 were higher than those in the same period of 2005, as the Company continued to work through its problem loans that resulted from a weakened economy in the Company’s Catawba Valley markets, as evidenced in the higher levels of loans with higher risk grades, and nonperforming loans. In the second quarter of 2006, the Company charged off $3,222,072, an increase of $2,370,721 over the comparable period in 2005. Charge-offs for the 2006 quarterly period included $2,130,259 in commercial loans, $932,517 in real estate loans and $88,595 in installment loans that were in default. Of the 2006 quarterly charge-offs, the two largest loans charged off were $1,172,228. Year-to-date charge-offs were $3,394,759, an increase of $1,526,416 over the comparable period in 2005. The Company had reserved a substantial portion of the 2006 year-to-date period charge-offs, which included $2,145,618 in commercial loans, $946,426 in real estate loans and $174,060 in installment loans that were in default. The amount of loans with the three highest risk grades totaled approximately $18,484,000 at June 30, 2006 as compared with $17,544,000 and $13,068,000 at December 31, 2005 and June 30, 2005, respectively. While the total for loans with the three highest risk grades increased, when comparing June 30, 2006 with June 30, 2005, the mix of loans in each grade shifted, which resulted in lower estimated reserves on the higher risk loans. The Company’s loan loss allowance related to impaired loans was approximately $600,000, or 19%, lower on June 30, 2006 than it was as of December 31, 2005, and its level of nonperforming assets was higher, as reflected in the tables below.
     Nonperforming assets at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Nonperforming assets:
Nonaccrual loans	$7,635,270	$6,423,997
Loans past due 90 days or more and still accruing interest	3,602,960	4,208,032

Total nonperforming loans	11,238,230	10,632,029
Foreclosed properties	850,757	925,984

Total nonperforming assets	$12,088,987	$11,558,013

Nonperforming loans to total loans	1.28%	1.28%
Allowance coverage of nonperforming loans	123.79%	130.96%
Nonperforming assets to total assets	1.03%	1.04%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2006 and 2005 that would have been recorded was approximately $220,000 and $93,000, respectively, while the interest income recognized on such loans was approximately $17,000 and $1,000, respectively. For the comparable year-to-date periods, interest income of $353,000 in 2006 and $219,000 in 2005 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized for the two periods was $41,000 and $1,000.
     The Company’s investment in impaired loans at June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
Investment in impaired loans:
Impaired loans still accruing interest	$4,536,068	$4,296,900
Accrued interest on accruing impaired loans	210,894	128,562
Impaired loans not accruing interest	7,635,270	6,423,997
Foregone interest on nonaccruing impaired loans	199,926	196,704

Total investment in impaired loans	$12,582,158	$11,046,163

Loan loss allowance related to impaired loans	$2,636,711	$3,248,549

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
     When comparing June 30, 2006 with June 30, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12,582,157 ($7,835,196 of which was on a non-accrual basis) and $10,949,257 ($5,774,132 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2006 and 2005 was not significantly different from the balance at June 30, 2006 and 2005, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $2,636,711 and $4,122,405 at June 30, 2006 and 2005, respectively. The shift in the mix of risk grades for impaired loans, as discussed above, resulted in lower reserve levels on impaired loans. For the six months ended June 30, 2006 and 2005, the Company recognized interest income on those impaired loans of $410,820 and $314,585, respectively.
Noninterest Income and Expenses for the Quarterly Periods
     For the quarter ended June 30, 2006, total noninterest income was $3,293,910, up $141,540, or 4.49%, from $3,152,370 earned in the same period of 2005, primarily because of gains realized from the sale of securities. Fees on deposit accounts were $1,465,842 during the second quarter, up $15,910, or 1.10%, from $1,449,932 earned in the second quarter of 2005. Other service fees and commissions were $233,303 for the second quarter of 2006, up $24,015, or 11.47%, from $209,288 earned in the same period of 2005. Mortgage origination fee income was $1,090,191 for the second quarter of 2006, up $48,967, or 4.70%, from $1,041,224 earned in the same period of 2005. Mortgage loans originated during the three months ended June 30, 2006 and 2005 were $65,562,396 and $72,997,405, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. In addition to actual rate movement, borrowers anticipation of that movement has an effect on mortgage origination and refinancings. Gains on sales of securities were $117,557 in 2006, up $111,781, or 1935.27%, from $5,776 earned in the same period of 2005. Other noninterest income was $387,017 for the second quarter of 2006, down $59,133, or 13.25%, from $446,150 earned in the second quarter of 2005, primarily due to a $90,506 decrease in gains on sales of loans of the Bank, partially offset by an increase in income from the Bank’s investment in bank owned life insurance.
     Second quarter 2006 noninterest expenses, or overhead, totaled $8,384,795, up $447,850, or 5.64%, from $7,936,945 in the same quarter of 2005, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $6,488,886 for the second quarter of 2006, an increase of $347,021, or 5.65%, over the costs of $6,141,865 for the second quarter of 2005, while mortgage-related overhead rose $69,184 or 4.13%.

     Personnel costs, the largest of the overhead expenses, were $5,233,128 during the quarter, up $335,054, or 6.84%, from $4,898,074 in 2005. Of the $335,054 increase in personnel costs, $262,443 were increased personnel costs related to banking operations and $67,966 were increased personnel costs related to mortgage operations. Salaries and wages were $4,153,423 during the quarter, up $307,799, or 8%, from $3,845,624 in 2005, while employee benefits were $1,079,705, up $27,255, or 2.59%, compared to $1,052,450 in the second quarter of 2005. The Bank’s salary expenses rose $229,968 or 8.27%, while mortgage-related salary expenses rose $77,831 or 7.31%. The Bank’s employee benefits costs increased $32,475, or 3.37%, while employee benefits costs related to mortgage operations declined by $9,865.
     Noninterest expenses other than for personnel increased $112,796, or 3.71%, to $3,151,667 during the quarter from $3,038,871 incurred in the same period of 2005. Of the increase, $84,578 were related to increased nonpersonnel costs of the Bank. Occupancy expenses for the quarter were $582,442, up $63,372, or 12.21%, from $519,070 in the same period of 2005. Equipment expenses were $565,676 during the second quarter, up $14,241, or 2.58%, from $551,435 in the same period of 2005. Second quarter other noninterest expenses were $2,003,549 in 2006, up $35,183, or 1.79%, from $1,968,366 in the same quarter a year ago. Income tax expense was $2,501,003 for the quarter, up $459,821, or 22.53%, from $2,041,182 for the 2005 second quarter. The effective tax rates were 35.92% and 34.31% for the second quarters of 2006 and 2005, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2006.
Noninterest Income and Expenses for the Year-to-Date Periods
     For the six months ended June 30, 2006, total noninterest income was $6,295,166, up $685,049, or 12.21%, from $5,610,117 earned in the first six months of 2005, primarily because of higher fees on deposit accounts, higher fees from mortgage originations, increases in cash surrender values of life insurance policies owned by the Bank, and increased gains on sales of securities. Fees on deposit accounts were $2,876,111 during the first six months of 2006, up $206,042, or 7.72%, from $2,670,069 in the same period of 2005. Also for the year-to-date period, other service fees and commissions were $479,715, up $61,606, or 14.73%, from $418,109 in 2005. Mortgage origination fee income was $1,999,280 for the first two quarters of 2006, up $137,675, or 7.40%, from the $1,861,605 earned in the same period of 2005. Mortgage loans originated during the six months ended June 30, 2006 and 2005 were $123,076,254 and $126,847,242, respectively. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Although the volume of mortgage loans originated was lower in 2006, mortgage origination fee income was higher than 2005, due to higher levels of mortgage originations that were transactions on a brokered basis. Year-to-date gains on sales of securities were $80,112, up $161,170, or 198.83%, from the loss of $81,058 in the same period of 2005. Other noninterest income was $859,948 during the six months ended June 30, 2006, up $118,556, or 15.99%, from $741,392 in the same period of 2005, primarily due to income from the Bank’s investment in bank owned life insurance.
     Total noninterest expenses were $16,428,113 during the first six months of 2006, up $1,176,544, or 7.71%, from $15,251,569 in the same period of 2005. The year-to-date increase reflects higher costs in each category of the Company’s overhead expenses. The Bank’s overhead costs were $12,879,763 for the first six months of 2006, an increase of $994,736, or 8.37%, over the costs of $11,885,027 for the same period of 2005, while mortgage-related overhead rose $146,452, or 4.64%.

     Total personnel costs, the largest of the overhead expenses, were $10,160,072 during the first six months of 2006, up $645,297, or 6.78%, from $9,514,775 in the same period of 2005. Included in the change in personnel costs was an increase of $504,834 in salaries and wages and an increase of $140,463 in employee benefits. Also, $507,147 of the increase in personnel costs were related to banking operations, and $128,860 were increased personnel costs related to mortgage operations. The Bank’s personnel costs included an increase of approximately $305,000 in personnel costs related to banking offices in new markets. Salaries and wages were $7,987,188 during the first six months of 2006, up $504,834, or 6.75%, from $7,482,354 in the same period of 2005. The increase in salaries and wages consisted of $366,981 related to banking operations, and $137,853 related to mortgage operations. Employee benefits costs were $2,172,884, up $140,463, or 6.91%, from $2,032,421, primarily due to increased profit sharing and healthcare costs in banking operations. Of this increase, $140,166 were related to banking operations, while employee benefits costs related to mortgage operations decreased $8,993.
     Noninterest expenses, other than for personnel, increased $531,247, or 9.26%, to $6,268,041 during the first six months of 2006 from the $5,736,794 incurred in the same period of 2005. Of the $531,247 increase, the Bank’s nonpersonnel costs increased $487,589, while Granite Mortgage’s nonpersonnel costs increased $17,592. Year-to-date occupancy expenses were $1,135,331, up $166,481, or 17.18%, from $968,850 in 2005, and equipment expenses were $1,121,547, up $53,525, or 5.01%, from $1,068,022 in the same year-to-date period of 2005. Other noninterest expenses were $4,011,163 for the six months ended June 30, 2006, up $311,241, or 8.41%, from $3,699,922 in the same period of 2005. Of the $311,241 increase in other noninterest expenses, $322,215 were related to banking operations, and $26,066 related to the Holding Company, partially offset by a decrease in Granite Mortgage’s other noninterest expense. Year-to-date income tax expense was $4,896,037 in 2006, up $1,240,862, or 33.95%, from $3,655,175 in 2005. The year-to-date effective tax rates were 35.47% and 34.01% for 2006 and 2005, respectively, with the increase in 2006 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.
Off-Balance Sheet Arrangements
     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2006 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of June 30, 2006, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also Note 3 under “Notes to Consolidated Condensed Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Disclosures About Forward Looking Statements
     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of the Company’s customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K and the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Part II — Other Information
Item 1A — Risk Factors
There were no significant changes in Risk Factors included in the Company’s 2005 Annual Report on Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended June 30, 2006 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Apr 1, 2006	Apr 30, 2006	6,400	$19.41	6,400	$3,315,984
May 1, 2006	May 31, 2006	19,557	19.43	19,557	2,936,035
Jun 1, 2006	Jun 30, 2006	32,781	19.31	32,781	2,302,871

	Totals	58,738	$19.36	58,738

(1)	For the three months ended June 30, 2006, 58,738 shares were purchased in open-market transactions.

The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	The Company has not historically established expiration dates for its share repurchase programs.

Item 4 — Submission of Matters to a Vote of Security Holders
     The following proposals were considered and acted upon at the annual meeting of shareholders of the Company held on April 24, 2006:
Proposal 1. To consider the election of eight persons named as director/nominees in the Proxy Statement dated March 16, 2006.

John N. Bray	FOR	12,124,995	WITHHELD	119,476
Leila N. Erwin	FOR	11,725,384	WITHHELD	519,087
Paul M. Fleetwood, III	FOR	12,123,028	WITHHELD	121,443
Hugh R. Gaither	FOR	11,997,564	WITHHELD	246,907
Bob J. McCreary	FOR	11,900,489	WITHHELD	343,982
James Y. Preston	FOR	12,110,968	WITHHELD	133,503
Charles M. Snipes	FOR	12,118,968	WITHHELD	125,503
Boyd C. Wilson, Jr., CPA	FOR	12,064,505	WITHHELD	179,966
Proposal 2. To consider the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

FOR	12,189,427	AGAINST	20,081	ABSTAIN	34,963
Proposal 3. To consider an amendment to the Certificate of Incorporation of Bank of Granite Corporation to increase the maximum number of members on the Board of Directors from nine to twelve.

FOR	11,316,958	AGAINST	692,173	ABSTAIN	235,339
No other business came before the meeting, or any adjournment or adjournments thereof.

Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon written request.
3.1	Certificate of Incorporation, as amended

Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated May 9, 2006, and incorporated herein by reference.

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

Bank of Granite Corporation (Registrant)

Date: August 8, 2006	/s/ Kirby A. Tyndall Kirby A. Tyndall
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