Form 10-Q
period 2006-09-30
BANK OF GRANITE CORP
filed 2006-11-08
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Common stock, $1 par value
16,022,230 shares outstanding as of October 31, 2006

Exhibit Index begins on page 40

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2006 and 2005 And Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2006 and 2005 And Nine Months Ended September 30, 2006 and 2005	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2006 and 2005	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2005	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II — Other Information

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$35,672,476	$34,976,107
Interest-bearing deposits	11,976,558	3,905,812
Federal funds sold	18,300,000	18,600,000

Total cash and cash equivalents	65,949,034	57,481,919

Investment securities:
Available for sale, at fair value	132,083,754	112,319,269

Held to maturity, at amortized cost	35,262,718	41,363,437

Loans	887,218,242	832,447,148
Allowance for loan losses	(14,920,934)	(13,923,884)

Net loans	872,297,308	818,523,264

Mortgage loans held for sale	12,221,654	14,219,444

Premises and equipment, net	12,519,525	14,805,876
Accrued interest receivable	8,377,747	7,387,075
Investment in bank owned life insurance	24,449,546	19,692,889
Intangible assets	11,064,129	11,129,997
Other assets	10,243,766	9,800,852

Total assets	$1,184,469,181	$1,106,724,022

Liabilities and shareholders’ equity:
Deposits:
Demand accounts	$148,924,224	$147,576,746
NOW accounts	126,633,095	129,281,747
Money market accounts	197,452,818	174,866,304
Savings accounts	22,444,666	23,908,599
Time deposits of $100,000 or more	215,186,427	192,568,963
Other time deposits	239,903,032	210,909,066

Total deposits	950,544,262	879,111,425
Overnight borrowings	31,086,546	27,737,643
Other borrowings	45,895,188	49,675,003
Accrued interest payable	3,333,394	2,500,743
Other liabilities	7,577,075	7,851,217

Total liabilities	1,038,436,465	966,876,031

Shareholders’ equity:
Common stock, $1 par value
Authorized - 25,000,000 shares
Issued - 18,920,635 shares in 2006 and 15,096,699 shares in 2005; Outstanding - 16,021,254 shares in 2006 and 12,911,922 shares in 2005	18,920,635	15,096,699
Capital surplus	29,472,475	32,678,939
Retained earnings	141,286,743	133,209,287
Accumulated other comprehensive loss, net of deferred income taxes	(946,054)	(1,079,261)
Less: Cost of common stock in treasury; 2,899,381 shares in and 2,184,777 shares in 2005	(42,701,083)	(40,057,673)

Total shareholders’ equity	146,032,716	139,847,991

Total liabilities and shareholders’ equity	$1,184,469,181	$1,106,724,022

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees from loans	$18,992,886	$14,957,994	$54,231,460	$40,984,330
Interest and fees from mortgage banking	1,181,105	1,178,775	3,313,151	3,163,982
Federal funds sold	241,173	48,350	450,479	48,848
Interest-bearing deposits	258,580	82,457	505,417	135,791
Investments:
U.S. Treasury	43,122	43,122	129,393	129,393
U.S. Government agencies	1,109,286	893,667	3,104,518	2,552,482
States and political subdivisions	440,129	512,282	1,409,379	1,626,435
Other	179,687	177,708	526,824	528,333

Total interest income	22,445,968	17,894,355	63,670,621	49,169,594

Interest expense:
Time deposits of $100,000 or more	2,531,298	1,587,621	6,717,532	3,914,144
Other deposits	5,132,703	3,039,630	13,414,364	7,810,823
Overnight borrowings	279,547	96,195	662,608	625,033
Other borrowings	709,037	637,896	1,995,351	1,774,858

Total interest expense	8,652,585	5,361,342	22,789,855	14,124,858

Net interest income	13,793,383	12,533,013	40,880,766	35,044,736
Provision for loan losses	1,387,678	1,601,680	4,537,230	3,723,509

Net interest income after provision for loan losses	12,405,705	10,931,333	36,343,536	31,321,227

Other income:
Service charges on deposit accounts	1,456,665	1,502,143	4,332,776	4,172,212
Other service fees and commissions	186,744	183,314	666,459	601,423
Mortgage banking income	1,124,712	1,147,988	3,123,992	3,009,593
Securities gains	2,456	134,220	82,568	53,162
Other	413,493	370,046	1,273,441	1,111,438

Total other income	3,184,070	3,337,711	9,479,236	8,947,828

Other expenses:
Salaries and wages	4,169,605	3,882,823	12,156,793	11,365,177
Employee benefits	1,080,111	1,079,334	3,252,995	3,111,755
Occupancy expense, net	590,000	556,782	1,725,331	1,525,632
Equipment expense	735,348	553,696	1,856,895	1,621,718
Other	1,913,437	1,825,582	5,924,600	5,525,504

Total other expenses	8,488,501	7,898,217	24,916,614	23,149,786

Income before income taxes	7,101,274	6,370,827	20,906,158	17,119,269
Income taxes	2,519,079	2,231,423	7,415,116	5,886,598

Net income	$4,582,195	$4,139,404	$13,491,042	$11,232,671

Per share amounts:
Net income — Basic	$0.29	$0.25	$0.84	$0.68
Net income — Diluted	0.29	0.25	0.84	0.68
Cash dividends	0.11	0.10	0.34	0.31
Book value			9.11	8.61
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$4,582,195	$4,139,404	$13,491,042	$11,232,671

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	1,852,888	(1,304,099)	156,274	(1,918,269)
Reclassification adjustment for securities gains (losses) included in net income	—	(132,159)	80,112	(45,325)
Unrealized gains (losses) on mortgage derivative instruments	19,788	89,189	(14,860)	113,830

Other comprehensive income (loss), before tax	1,872,676	(1,347,069)	221,526	(1,849,764)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(738,845)	572,710	(94,264)	782,992
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(7,915)	(35,676)	5,945	(45,532)

Items of other comprehensive income (loss), net of tax	1,125,916	(810,035)	133,207	(1,112,304)

Comprehensive income	$5,708,111	$3,329,369	$13,624,249	$10,120,367

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Common stock, $1 par value
At beginning of period	$15,096,699	$15,079,133
Par value of shares issued under stock option plan	40,345	17,566
Transferred from capital surplus for shares issued due to stock splits	3,783,591	—

At end of period	18,920,635	15,096,699

Capital surplus
At beginning of period	32,678,939	32,478,404
Surplus of shares issued under stock option plan	561,366	146,830
Stock-based compensation expense	15,761	—
Transferred to common stock for shares issued due to stock splits	(3,783,591)	—

At end of period	29,472,475	32,625,234

Retained earnings
At beginning of period	133,209,287	125,178,824
Net income	13,491,042	11,232,671
Cash dividends paid	(5,402,371)	(5,156,501)
Cash paid for fractional shares	(11,215)	—

At end of period	141,286,743	131,254,994

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(1,079,261)	245,076
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	142,122	(1,180,602)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(8,915)	68,298

At end of period	(946,054)	(867,228)

Cost of common stock in treasury
At beginning of period	(40,057,673)	(31,965,216)
Cost of common stock repurchased	(2,643,410)	(5,987,066)

At end of period	(42,701,083)	(37,952,282)

Total shareholders’ equity	$146,032,716	$140,157,417

Shares issued
At beginning of period	15,096,699	15,079,133
Shares issued under stock option plan	40,345	17,566
Shares issued due to stock splits	3,783,591	—

At end of period	18,920,635	15,096,699

Common shares in treasury
At beginning of period	(2,184,777)	(1,763,031)
Common shares repurchased	(134,728)	(314,929)
Shares issued due to stock splits	(579,876)	—

At end of period	(2,899,381)	(2,077,960)

Total shares outstanding	16,021,254	13,018,739

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$13,491,042	$11,232,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,302,595	1,171,137
Provision for loan losses	4,537,230	3,723,509
Investment security premium amortization, net	185,822	317,706
Acquisition premium amortization, net	167,651	177,662
Deferred income taxes	(936,928)	(30,027)
Gains on sales or calls of securities available for sale	(80,112)	(45,325)
Gains on calls of securities held to maturity	(2,456)	(7,837)
Net decrease in mortgage loans held for sale	1,929,206	941,148
Losses on disposal or sale of equipment	89,499	3,219
Gains on disposal or sale of other real estate	(32,020)	(96,214)
Increase (decrease) in taxes payable	162,441	(198,590)
Increase in accrued interest receivable	(990,672)	(1,525,009)
Increase in accrued interest payable	832,651	826,814
Increase in cash surrender value of bank owned life insurance	(586,657)	(413,753)
Increase in other assets	(294,355)	(927,765)
Increase (decrease) in other liabilities	(382,859)	1,132,721

Net cash provided by operating activities	19,392,078	16,282,067

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	12,896,444	214,603
Proceeds from maturities, calls and paydowns of securities held to maturity	6,073,000	9,799,250
Proceeds from sales of securities available for sale	229,038	14,598,493
Purchase of securities available for sale	(32,729,116)	(22,361,022)
Net increase in loans	(58,386,791)	(45,717,380)
Investment in bank owned life insurance	(4,170,000)	(1,100,000)
Capital expenditures	(1,066,547)	(2,751,837)
Proceeds from sale of fixed assets	1,960,804	—
Proceeds from sale of other real estate	732,070	502,753

Net cash used in investing activities	(74,461,098)	(46,815,140)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	19,821,407	45,798,525
Net increase in time deposits	51,611,915	83,516,411
Net increase (decrease) in overnight borrowings	3,348,903	(43,194,885)
Net decrease in other borrowings	(3,806,566)	(8,663,121)
Net proceeds from shares issued under stock option plan	617,472	164,396
Dividends paid	(5,402,371)	(5,156,501)
Purchases of common stock for treasury	(2,643,410)	(5,987,066)
Cash paid in lieu of issuing fractional shares	(11,215)	—

Net cash provided by financing activities	63,536,135	66,477,759

Net increase in cash equivalents	8,467,115	35,944,686
Cash and cash equivalents at beginning of period	57,481,919	31,570,832

Cash and cash equivalents at end of period	$65,949,034	$67,515,518

See notes to condensed consolidated financial statements.
(continued on next page)

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows (unaudited) — (concluded)

	Nine Months
	Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,957,204	$13,298,044
Income taxes	7,252,675	6,085,188
Noncash investing and financing activities:
Transfer from surplus to common stock for stock split	3,783,591	—
Transfer from loans to other real estate owned	955,436	944,513
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2006
  (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income and of comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of changes in shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2006 and 2005 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2005 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
Per share amounts, average shares, and option shares have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2006, except for the adoption of SFAS No. 123R, “Share-Based Payment”, as discussed in Note 4 below, and SFAS No. 154, “Accounting Changes and Error Corrections”, both effective the first quarter of 2006. The Company had no disclosures to make under SFAS No. 154 for the year-to-date period ended September 30, 2006.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in shares)	2006	2005	2006	2005
Weighted average shares outstanding	16,017,290	16,334,298	16,057,454	16,471,775
Potentially dilutive effect of stock options	54,450	57,478	53,529	55,923

Weighted average shares outstanding, including potentially dilutive effect of stock options	16,071,740	16,391,776	16,110,983	16,527,697

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
  (unaudited)
For the three months ended September 30, 2006 and 2005, 47,040 shares and 56,114 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share common shares, because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, 48,290 shares and 59,590 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$177,701,668	$158,256,508
Standby letters of credit	4,578,489	3,273,905
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
Forward commitments and options to sell mortgage-backed securities as of September 30, 2006 and December 31, 2005 were $12,357,903 and $12,348,187, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
   (unaudited)
4. STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective transition method effective the first quarter of 2006 for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $6,471 as pre-tax stock-based employee compensation expense for the third quarter of 2006 and $15,761 for the nine-month period ended September 30, 2006. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the pre-tax expense for the third quarter of 2005 would have been $9,212 and $18,423 for the nine-month period ended September 30, 2005.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were 2,500 and 3,125 options granted during the nine-month periods ended September 30, 2006 and 2005, respectively, adjusted for the 5-for-4 stock split distributed in September 2006. The following assumptions were used:

	Nine Months
	Ended September 30,
	2006	2005
Option value, aggregate	$4.66	$4.41
Risk-free rate	5.00%	3.85%
Average expected term (years)	5.6 years	5.6 years
Expected volatility	34.24%	37.59%
Expected dividend yield	2.85%	2.85%
Expected turnover	8.66%	8.76%
5. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation resulted in the Company recording goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. As of September 30, 2006, the carrying value of the core deposit intangible asset totaled $300,682, net of accumulated amortization of $329,331. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $20,046 and $65,868 for the three-month and nine-month periods ended September 30, 2006, respectively. Annual expense is expected to range from approximately $86,000 in 2006 to $40,000 in 2010.
The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment test as of May 31, 2006, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
   (unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments as of and for the three and nine-month periods ended September 30, 2006 and 2005.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
COMMUNITY BANKING
Net interest income	$13,231,756	$11,739,209	$39,134,835	$32,890,370
Provision for loan losses	1,375,678	1,589,680	4,501,230	3,699,509
Noninterest income	2,059,358	2,057,564	6,237,687	5,806,076
Noninterest expense	6,711,808	6,022,868	19,591,571	17,907,895
Income before income taxes	7,203,628	6,184,225	21,279,721	17,089,042
Net income	4,796,338	4,062,165	14,084,568	11,392,560
Identifiable segment assets	1,152,195,224	1,072,977,167	1,152,195,224	1,072,977,167

MORTGAGE BANKING
Net interest income	$861,335	$891,578	$2,459,956	$2,400,945
Provision for loan losses	12,000	12,000	36,000	24,000
Noninterest income	1,124,712	1,147,988	3,123,992	3,009,593
Noninterest expense	1,694,572	1,758,818	4,998,038	4,915,832
Income before income taxes	279,475	268,748	549,910	470,706
Net income	167,686	159,385	329,947	280,590
Identifiable segment assets	27,536,632	32,977,370	27,536,632	32,977,370

ALL OTHER
Net interest expense	$(299,708)	$(97,774)	$(714,025)	$(246,579)
Noninterest income	—	132,159	117,557	132,159
Noninterest expense	82,121	116,531	327,005	326,059
Loss before income taxes	(381,829)	(82,146)	(923,473)	(440,479)
Net loss	(381,829)	(82,146)	(923,473)	(440,479)
Identifiable segment assets	4,737,325	4,591,847	4,737,325	4,591,847

TOTAL SEGMENTS
Net interest income	$13,793,383	$12,533,013	$40,880,766	$35,044,736
Provision for loan losses	1,387,678	1,601,680	4,537,230	3,723,509
Noninterest income	3,184,070	3,337,711	9,479,236	8,947,828
Noninterest expense	8,488,501	7,898,217	24,916,614	23,149,786
Income before income taxes	7,101,274	6,370,827	20,906,158	17,119,269
Net income	4,582,195	4,139,404	13,491,042	11,232,671
Identifiable segment assets	1,184,469,181	1,110,546,384	1,184,469,181	1,110,546,384

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
   (unaudited)
7. NEW ACCOUNTING STANDARDS
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
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FASB No. 158”), which requires a calendar year-end company with publicly traded equity securities that sponsors a post-retirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. Prospective application of FASB No. 158 is required for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities. The Company is currently evaluating the impact of adopting FASB No. 158 on its financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2006
   (unaudited)
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. The Company currently believes that the adoption of SAB No. 108 will not have a material financial impact on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three-month and nine-month periods ended September 30, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings increased in both the three and nine month periods ended September 30, 2006, when compared to the same periods in 2005, primarily due to growth in loans and deposits and to an improved net interest margin, which was helped by the Federal Reserve’s increases during the first two quarters of 2006 in its overnight interest rate in its efforts to control inflation. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended September 30,
	2006	2005	% change
Earnings
Net interest income	$13,793,383	$12,533,013	10.1%
Provision for loan losses	1,387,678	1,601,680	-13.4%
Other income	3,184,070	3,337,711	-4.6%
Other expense	8,488,501	7,898,217	7.5%
Net income	4,582,195	4,139,404	10.7%
Per share
Net income
- Basic	$0.29	$0.25	16.0%
- Diluted	0.29	0.25	16.0%

Average for period
Assets	$1,174,606,207	$1,078,832,141	8.9%
Loans	874,656,284	815,880,060	7.2%
Deposits	942,102,615	845,566,533	11.4%
Shareholders’ equity	143,992,132	139,987,202	2.9%

Ratios
Return on average assets	1.55%	1.52%
Return on average equity	12.63%	11.73%
Average capital to average assets	12.26%	12.98%
Efficiency ratio	49.31%	48.92%

Financial Highlights for	Nine Months
the Year-to-Date Periods	Ended September 30,
	2006	2005	% change
Earnings
Net interest income	$40,880,766	$35,044,736	16.7%
Provision for loan losses	4,537,230	3,723,509	21.9%
Other income	9,479,236	8,947,828	5.9%
Other expense	24,916,614	23,149,786	7.6%
Net income	13,491,042	11,232,671	20.1%
Per share
Net income
- Basic	$0.84	$0.68	23.5%
- Diluted	0.84	0.68	23.5%

Average for period
Assets	$1,144,267,489	$1,056,518,633	8.3%
Loans	863,726,530	802,789,232	7.6%
Deposits	913,912,161	807,814,837	13.1%
Shareholders’ equity	142,189,170	140,283,004	1.4%

Ratios
Return on average assets	1.58%	1.42%
Return on average equity	12.69%	10.71%
Average capital to average assets	12.43%	13.28%
Efficiency ratio	48.74%	51.59%

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

Changes in Financial Condition
September 30, 2006 Compared With December 31, 2005
     Total assets increased $77,745,159, or 7.02%, from December 31, 2005 to September 30, 2006. Earning assets increased $74,207,816, or 7.25%, over the same nine-month period. As reflected in the table below, loans, the largest earning asset, increased $54,771,094, or 6.58%, primarily because of a $51,723,308, or 6.29%, increase in loans of the Bank, and a $3,047,786, or 28.39%, increase in the level of construction and bridge loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $1,997,790, or 14.05%, due to lower mortgage origination and refinancing activities caused primarily by higher mortgage interest rates. Cash and cash equivalents increased $8,467,115, or 14.73%, primarily reflected in the $8,070,746 increase in interest-bearing deposits. Investment securities increased $13,663,766, or 8.89%. Accrued interest receivable increased $990,672, or 13.41%, due to higher interest rates and volumes of interest-earning assets. Investment in bank owned life insurance increased $4,756,657, or 24.15%, primarily due to the Bank’s investment of $4,170,000 to provide for supplemental life and retirement benefits for the Bank’s officers. Also during this period, other assets increased $442,914, or 4.52%, primarily because of a $291,443, or 31.47%, increase in foreclosed properties.
     Loans at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Real estate — Construction	$145,813,131	$125,555,445
Real estate — Mortgage	478,108,396	455,322,477
Commercial, financial and agricultural	247,448,644	231,228,504
Consumer	16,721,621	20,910,544
All other loans	750,804	915,154

	888,842,596	833,932,124
Deferred origination fees, net	(1,624,354)	(1,484,976)

Total loans	$887,218,242	$832,447,148

Mortgage loans held for sale	$12,221,654	$14,219,444

     A combination of growth in deposits, earnings retained, and an increase in overnight borrowings, partially offset by a decrease in other borrowings, funded the asset growth. Deposits increased $71,432,837, or 8.13%, from December 31, 2005 to September 30, 2006, which management attributes in large part to continued attractive deposit pricing. Noninterest-bearing demand deposits increased $1,347,478, or 0.91%, while interest-bearing demand deposits increased $19,937,862, or 6.56%, over the same nine-month period. The increase in interest-bearing demand deposits reflected a $22,586,514, or 12.92%, increase in money market deposits, partially offset by a $2,648,652, or 2.05%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Time deposits increased $51,611,430, or 12.79%. Time deposits greater than $100,000 increased $22,617,464, or 11.75%, while other time deposits increased $28,993,966, or 13.75%, primarily because of the attractive deposit pricing cited above. The Company’s loan to deposit ratio was 93.34% as of September 30, 2006 compared to 94.69% as of December 31, 2005, while the Bank’s loan to deposit ratio was 88.63% compared to 90.20%.

     In addition to deposits, the Company has sources of funding in the form of overnight and other short-term borrowings as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by the Company. From December 31, 2005 to September 30, 2006, such overnight borrowings increased $3,348,903, or 12.07%, reflecting an increase of $2,805,849, or 10.47%, in volumes of commercial paper, and an increase of $543,054, or 57.33%, in overnight borrowings from federal funds purchased, advances from the Federal Home Loan Bank, and securities sold under agreements to repurchase. Other borrowings decreased $3,779,815, or 7.61%, reflecting a decrease of $2,973,249, or 12.33%, in borrowings of the Bank, and a decrease of $806,566, or 3.92%, in temporary borrowings by Granite Mortgage.
     Accrued interest payable increased $832,651, or 33.30%, from December 31, 2005 to September 30, 2006, primarily due to higher interest rates and higher volumes on deposits. Other liabilities decreased $274,142, or 3.49%, over the same period.
     Common stock outstanding increased 3,109,332 shares, or 24.08%, from December 31, 2005 to September 30, 2006, due to shares issued in connection with the 5-for-4 stock split in September 2006, and shares issued in connection with the exercise of stock options, partially offset by shares repurchased under the Company’s stock repurchase plan. From December 31, 2005 through September 30, 2006, the Company issued 3,783,201 shares of its common stock due to a 5-for-4 stock split announced in August. In addition, the Company issued 40,345 shares of its common stock under its stock option plans. Also from December 31, 2005 through September 30, 2006, the Company repurchased 134,728 shares of its common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Earnings retained were $8,077,456 for the first nine months of 2006, after paying cash dividends of $5,402,371 and paying cash of $11,215 in lieu of issuing fractional shares resulting from the 5-for-4 stock split in September 2006. Accumulated other comprehensive loss, net of deferred income taxes, decreased $133,207, or 12.34%, from December 31, 2005 to September 30, 2006, primarily because the value of securities available for sale increased when interest rates on longer term bonds fell during the period.

Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs for ongoing operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2006 such unfunded commitments to extend credit were $177,701,668, while commitments in the form of standby letters of credit totaled $4,578,489.
     The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of The NASDAQ Global Select MarketSM, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
     Granite Mortgage waits until its mortgage loans close to arrange for the sale of the loans. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process since rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of September 30, 2006, Granite Mortgage held approximately $12,358,000 in open mortgage-backed security commitments with an estimated market value of approximately $12,328,000, an unrealized loss of approximately $30,000. For the nine-month period ended September 30, 2006, there were realized losses on hedged mortgage loans of approximately $661,000 and realized losses of approximately $22,000 on commitments to sell mortgage-backed securities.
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

     Neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to the Company’s financial condition as of September 30, 2006 and December 31, 2005 or its results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At September 30, 2006, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $735,357,835, or 77.4% of the Bank’s total deposits, compared to $686,542,462, or 78.1% of the Bank’s total deposits as of December 31, 2005.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2006, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2006, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2006, the Bank had a line of credit totaling approximately $112,407,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $23,000,000 was outstanding and included in other borrowings and approximately $89,407,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of the Company’s correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2006, the line was secured by $16,041,541 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of September 30, 2006 and December 31, 2005, this line of credit was $40,000,000.
     The Company has a $10,000,000 unsecured line of credit from one of the Bank’s correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2006, the Company had not borrowed any funds against this line of credit, but plans to use this credit facility to call the $5,000,000 trust preferred security in December 2006.

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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		September 30, 2006		December 31, 2005
dollars in thousands		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period
	+3%	$58,340	4.4%	$56,229	5.5%
	0%	55,882	0.0%	53,295	0.0%
	- 3%	48,448	-13.3%*	45,337	-14.9%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$59,840	10.0%	$58,943	14.0%
	+3%	58,491	7.5%	57,161	10.6%
	+2%	57,139	5.1%	55,371	7.1%
	+1%	55,784	2.6%	53,547	3.6%
	0%	54,392	0.0%	51,703	0.0%
	- 1%	50,139	-7.8%	46,480	-10.1%
	- 2%	45,177	-16.9%	41,187	-20.3%
	- 3%	40,371	-25.8%	36,000	-30.4%
	- 4%	35,726	-34.3%*	31,463	-39.1%*

*	The Federal Reserve’s overnight federal funds rate target was 5.25% at September 30, 2006 and 4.25% at December 31, 2005. Because it is unlikely that the Federal Reserve would reduce its overnight federal funds target rate to approach 0%, it is difficult to draw meaningful conclusions from theoretical rate reductions approaching the overnight federal funds target rate.

Results of Operations
For the Three Month Period Ended September 30. 2006 Compared With the Same Period in 2005 and for the Nine Month Period Ended September 30, 2006 Compared With the Same Period in 2005
     During the three-month period ended September 30, 2006, the Company’s net income increased 10.70% to $4,582,195 from the $4,139,404 earned in the same period of 2005. The increase resulted primarily from higher net interest income, partially offset by an increase in other expenses. For essentially the same reasons, with the additional partial offset of higher provisions for loan losses, year-to-date net income was also higher. For the first nine months of 2006, net income was $13,491,042, up $2,258,371, or 20.11%, from the $11,232,671 earned in the same year-to-date period of 2005.
Net Interest Income for the Quarterly Periods
     During the three-month period ended September 30, 2006, the Company’s net interest income increased $1,260,370, or 10.06%, compared to the three months ended September 30, 2005, primarily due to higher yields on and volumes of loans, partially offset by higher rates paid on interest-bearing deposits. The loan growth occurred primarily in the Bank’s newer market areas. The Company’s net interest margin averaged 5.08% during the three month period compared to 5.05% during the same period in 2005. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     During the quarter ended September 30, 2006, interest income increased $4,551,613, or 25.44%, from the third quarter of 2005, primarily because of higher rates on and volumes of loans. As discussed above, the loan growth occurred in the Bank’s newer markets. Interest and fees on loans increased $4,034,892, or 26.97%, due to higher average loan rates and volumes during the quarter. Yields on loans averaged 9.00% for the quarter, up from 7.66% for the same quarter of 2005. The prime lending rate during the three-month period averaged 8.25% compared to 6.43% during the same period in 2005. Gross loans averaged $889,357,154 compared to $835,627,636 in the third quarter of 2005, an increase of $53,729,518, or 6.43%. Average loans of the Bank were $862,425,576 compared to $804,944,507 in the third quarter of 2005, an increase of $57,481,069, or 7.14%, while average loans of Granite Mortgage were $26,931,578 compared to $30,683,129 during the third quarter of 2005, a decrease of $3,751,551, or 12.23%, primarily as a result of higher mortgage interest rates. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancing becomes satisfied. Interest on securities and overnight investments increased $514,391, or 29.27%, due to higher volumes and yields during the quarter. Average securities and overnight investments were $206,055,823 compared to $171,524,797 in the third quarter of 2005, an increase of $34,531,026, or 20.13%.
     Interest expense increased $3,291,243, or 61.39%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits, which were partially offset by lower volumes on other borrowings. Overall, rates on interest-bearing deposits averaged 3.82% for the quarter, up from 2.60% for the same quarter of 2005. Total interest-bearing deposits averaged $795,417,068 compared to $705,868,677 in the third quarter of 2005, an increase of $89,548,391, or 12.69%. Money market deposits averaged $199,589,420 compared to $170,915,045 in the comparable period of last year, an increase of $28,674,375, or 16.78%. The Company continued to offer competitively attractive rates on its premium money market deposit accounts during the quarter. Time deposits averaged $448,388,886 compared to $385,836,563 in the third quarter of 2005, an increase of $62,552,323, or 16.21%. Time deposits generally pay higher rates of interest than most other types of deposits. The Company believes that the increase in time deposits may be attributable in large part to special rates on some of the Company’s time deposit products. The Company has not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.

     Overnight and other borrowings averaged $78,956,557 compared to $85,068,806 in the third quarter of 2005, a decrease of $6,112,249, or 7.19%, reflecting a decrease of $3,662,904, or 13.20%, in average overnight and other borrowings of the Bank and a decrease of $4,818,740, or 18.43%, in borrowings of Granite Mortgage, partially offset by an increase of $2,369,395, or 7.60%, in average overnight borrowings of the Company. Overnight borrowings averaged $30,098,168 compared to $27,642,259 in the third quarter of 2005, an increase of $2,455,909, or 8.88%, reflecting an increase of $2,369,395, or 9.05%, in average overnight borrowings in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $48,858,389 compared to $57,426,547 in the third quarter of 2005, a decrease of $8,568,158, or 14.92%, reflecting a decrease of $3,749,418, or 14.27%, in average borrowings of the Bank and a decrease of $4,818,740, or 18.43%, in borrowings of Granite Mortgage primarily due to lower mortgage origination activity. Other borrowings were the principal source of funding for Granite Mortgage.
Net Interest Income for the Year-to-Date Periods
     For substantially the same reasons as during the third quarter, the Company’s net interest income increased $5,836,030, or 16.65%, during the nine-month period ended September 30, 2006 compared to the same period in 2005. As was the case for the quarterly period, a substantial portion of the loan growth occurred in the Bank’s newer markets. The Company’s net interest margin averaged 5.22% for the year-to-date period, up from 4.87% for the same period last year. For a discussion of the Company’s asset-sensitivity and the related effects on the Company’s net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.
     As was the case for the third quarter, both higher rates and higher volumes led to higher interest income and expense for the nine-month period ended September 30, 2006. During the first nine months of 2006, interest income increased $14,501,027, or 29.49%, from the same period last year, primarily because of both higher rates on and increased volumes of loans. Interest and fees on loans increased $13,247,130, or 32.32%, due to higher yields on and increased average volumes of loans during the year-to-date period. Yields on loans averaged 8.76% for the year-to-date period, up from 7.19% for the same period last year. The prime rate during the nine-month period averaged 7.87% compared to 5.93% during the same period in 2005. Gross loans averaged $878,238,654 compared to $821,149,728 last year, an increase of $57,088,926, or 6.95%. Average loans of the Bank were $852,337,582 compared to $790,664,879 last year, an increase of $61,672,703, or 7.80%, while average loans of Granite Mortgage were $25,901,072 compared to $30,484,849 last year, a decrease of $4,583,777, or 15.04%. Interest on securities and overnight investments increased $1,104,728, or 22.00%, primarily due to higher volumes of investments, and also because of higher rates. Average securities and overnight investments were $187,869,833 compared to $164,661,815 last year, an increase of $23,208,018, or 14.09%.

     Interest expense increased $8,664,997, or 61.35%, primarily because of higher rates on interest-bearing deposits and other borrowings and secondarily because of higher volumes of interest-bearing deposits. Rates on interest-bearing deposits averaged 3.50% for the year-to-date period, up from 2.33% for the same period last year. Interest-bearing deposits averaged $768,541,874 compared to $673,369,937 last year, an increase of $95,171,937, or 14.13%. Money market deposits averaged $187,856,570 compared to $166,586,365, an increase of $21,270,205, or 12.77%, when comparing the same periods. Time deposits averaged $431,131,824 compared to $356,126,705 last year, an increase of $75,005,119, or 21.06%. As was the case for the quarterly period, the Company believes that the increase in time deposits may be attributable in large part to special rates on some of the Company’s time deposit products.
     Overnight and other borrowings averaged $78,579,053 compared to $101,268,634 last year, a decrease of $22,689,581, or 22.41%, due to decreases in average overnight and other borrowings of the Bank and Granite Mortgage, partially offset by an increase in average overnight borrowings of the Company. Overnight borrowings averaged $29,230,942 compared to $42,474,891 last year, reflecting a decrease of $13,243,949, or 31.18%, in average overnight borrowings in the form of federal funds purchased and securities sold under agreements to repurchase of the Bank, partially offset by an increase of $3,695,239, or 15.38%, in average overnight borrowings of the Company in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other borrowings averaged $49,348,111 compared to $58,793,743 last year, a decrease of $9,445,632, or 16.07%, primarily due to a decrease of $4,289,230, or 15.39%, in average borrowings of the Bank and a decrease of $5,156,402, or 19.89%, in borrowings of Granite Mortgage due to lower mortgage origination activity. Other borrowings were the principal source of funding for the mortgage origination activities of Granite Mortgage.

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
     Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended September 30, 2006 as compared to the twelve months ended December 31, 2005. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and nine-month periods ended September 30, 2006, management determined a charge to operations of $1,387,678 and $4,537,230, respectively, would bring the loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The 2006 provisions for loan losses compared to $1,601,680 and $3,723,509, respectively, for the comparable periods in 2005. The significant increase in the provision for the nine-month period in 2006 is a reflection of a higher rate of loan growth during the first nine months of 2006 as compared with 2005, and the Company’s continued efforts to work through its problem loans that resulted from a weakened economy in the Company’s Catawba Valley markets. At September 30, 2006, the loan loss reserve was 1.71% of net loans outstanding compared to 1.70% as of December 31, 2005 and 1.60% at September 30, 2005. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$13,912,018	$14,065,433	$13,923,884	$13,665,013

Net charge-offs:
Loans charged off:
Real estate	86,988	570,650	1,033,414	830,207
Commercial, financial and agricultural	392,103	2,032,967	2,537,721	3,264,654
Credit cards and related plans	8,802	10,527	19,454	23,181
Installment loans to individuals	100,701	162,897	274,761	416,859
Demand deposit overdraft program	79,616	80,041	197,619	190,524

Total charge-offs	668,210	2,857,082	4,062,969	4,725,425

Recoveries of loans previously charged off:
Real estate	13,679	11	20,668	1,737
Commercial, financial and agricultural	216,294	2,538	254,184	17,317
Credit cards and related plans	5,615	1,142	9,395	3,309
Installment loans to individuals	22,354	8,707	128,101	38,386
Demand deposit overdraft program	31,506	45,432	110,441	144,015

Total recoveries	289,448	57,830	522,789	204,764

Net charge-offs	378,762	2,799,252	3,540,180	4,520,661

Loss provisions charged to operations	1,387,678	1,601,680	4,537,230	3,723,509

Allowance for loan losses, end of period	$14,920,934	$12,867,861	$14,920,934	$12,867,861

Ratio of annualized net charge-offs during the period to average loans during the period	0.17%	1.36%	0.55%	0.75%
Allowance coverage of annualized net charge-offs	992.94%	115.87%	315.24%	212.90%
Allowance as a percentage of gross loans			1.68%	1.57%
Allowance as a percentage of net loans			1.71%	1.60%

     Year-to-date charge-offs through September 30, 2006 were lower than those in the same period of 2005, reflecting a slight improvement in the weakened economy in the Company’s Catawba Valley markets. In the third quarter of 2006, the Company charged off $668,210, a decrease of $2,188,872 over the comparable period in 2005. Charge-offs for the 2006 quarterly period included $392,103 in commercial loans and $100,701 in installment loans that were in default. Year-to date charge-offs were $4,062,969, a decrease of $662,456 over the comparable period in 2005. Charge-offs for the 2006 year-to-date period included $2,537,721 in commercial loans, $1,033,414 in real estate loans, and $274,761 in installment loans that were in default. The amount of loans with the three highest risk grades totaled approximately $19,206,000 at September 30, 2006 as compared with $17,544,000 at December 31, 2005 and $16,056,000 at September 30, 2005. The Company’s loan loss allowance related to impaired loans was approximately $306,000, or 9.43%, higher on September 30, 2006 than it was as of December 31, 2005, and its level of nonperforming assets was higher, as reflected in the tables below.
     Nonperforming assets at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Nonperforming assets:
Nonaccrual loans	$9,012,003	$6,423,997
Loans past due 90 days or more and still accruing interest	4,319,345	4,208,032

Total nonperforming loans	13,331,348	10,632,029
Foreclosed properties	1,217,427	925,984

Total nonperforming assets	$14,548,775	$11,558,013

Nonperforming loans to total loans	1.50%	1.28%
Allowance coverage of nonperforming loans	111.92%	130.96%
Nonperforming assets to total assets	1.23%	1.04%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2006 and 2005 that would have been recorded was approximately $382,000 and $89,000, respectively, while the interest income recognized on such loans was approximately $131,000 and $2,000, respectively. For the comparable year-to-date periods, interest income of $736,000 in 2006 and $308,000 in 2005 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized for the two periods was $172,000 and $4,000.
     The Company’s investment in impaired loans at September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
Investment in impaired loans:
Impaired loans still accruing interest	$4,534,813	$4,296,900
Accrued interest on accruing impaired loans	298,001	128,562
Impaired loans not accruing interest	9,012,003	6,423,997
Foregone interest on nonaccruing impaired loans	149,790	196,704

Total investment in impaired loans	$13,994,607	$11,046,163

Loan loss allowance related to impaired loans	$3,554,876	$3,248,549

     Loans are classified as non-accrual when the accrual of interest on such loans is discontinued because management believes that such interest will not be collected in a reasonable period of time. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as non-accrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer doubtful. The $2,588,006 increase in September 30, 2006 nonaccruing loans compared to December 31, 2005 continues to reflect the weakened economy in the Company’s Catawba Valley markets.
     When comparing September 30, 2006 with September 30, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $13,994,607 ($9,161,793 of which was on a non-accrual basis) and $9,512,016 ($5,720,084 of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first nine months of 2006 and 2005 was not significantly different from the balance at September 30, 2006 and 2005, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $3,554,876 and $2,572,574 at September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized interest income on those impaired loans of approximately $448,000 and $283,000, respectively.
Noninterest Income and Expenses for the Quarterly Periods
     For the quarter ended September 30, 2006, total noninterest income was $3,184,070, down $153,641, or 4.60%, from $3,337,711 earned in the same period of 2005, primarily because of lower gains realized from the sale of securities. Fees on deposit accounts were $1,456,665 during the third quarter, down $45,478, or 3.03%, from $1,502,143 earned in the third quarter of 2005. Other service fees and commissions were $186,744 for the third quarter of 2006, up $3,430, or 1.87%, from $183,314 earned in the same period of 2005. Mortgage noninterest income was $1,124,712 for the third quarter of 2006, down $23,276, or 2.03%, from $1,147,988 earned in the same period of 2005. Mortgage loans originated during the three months ended September 30, 2006 and 2005 were $68,719,750 and $102,220,434, respectively. The levels of mortgage origination and refinancing activities, and the related profitability of those activities, are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. In addition to actual rate movement, borrowers anticipation of that movement has an effect on mortgage origination and refinancings. Gains on sales of securities were $2,456 in 2006, down $131,764, or 98.17%, from $134,220 earned in the same period of 2005. Other noninterest income was $413,493 for the third quarter of 2006, up $43,447, or 11.74%, from $370,046 earned in the third quarter of 2005, primarily due to various banking services income and income from the Bank’s investment in bank owned life insurance.
     Third quarter 2006 noninterest expenses, or overhead, totaled $8,488,501, up $590,284, or 7.47%, from $7,898,217 in the same quarter of 2005, primarily because of higher overhead costs of the Bank. The Bank’s overhead costs were $6,711,808 for the third quarter of 2006, an increase of $688,940, or 11.44%, over the costs of $6,022,868 for the third quarter of 2005, while mortgage-related overhead fell $64,246 or 3.65%.

     Personnel costs, the largest of the overhead expenses, were $5,249,716 during the quarter, up $287,599, or 5.80%, from $4,962,157 in 2005. Of the $287,559 increase in personnel costs, $308,581 were increased personnel costs related to banking operations, partially offset by $27,493 decreased personnel costs related to mortgage operations. Salaries and wages were $4,169,605 during the quarter, up $286,782, or 7.39%, from $3,882,823 in 2005, while employee benefits costs were $1,080,111, up less than 1% compared to $1,079,334 in the third quarter of 2005. The Bank’s salary expenses rose $311,989 or 11.41%, while mortgage-related salary expenses fell $25,207 or 2.20%.
     Noninterest expenses other than for personnel increased $302,725, or 10.31%, during the quarter to $3,238,785 from $2,936,060 incurred in the same period of 2005. Of the $302,725 increase, $380,359 were related to increased nonpersonnel costs of the Bank, partially offset by a $36,753 decrease in the nonpersonnel costs of Granite Mortgage. Occupancy expenses for the quarter were $590,000, up $33,218, or 5.97%, from $556,782 in the same period of 2005. Equipment expenses were $735,348 during the third quarter, up $181,652, or 32.81%, from $553,696 in the same period of 2005, primarily related to the $102,364 loss on sale of fixed assets of the Bank. Third quarter other noninterest expenses were $1,913,437 in 2006, up $87,855, or 4.81%, from $1,825,582 in the same quarter a year ago. Income tax expense was $2,519,079 for the quarter, up $287,656, or 12.89%, from $2,231,423 for the 2005 third quarter. The effective tax rates were 35.47% and 35.03% for the third quarters of 2006 and 2005, respectively, and the increase was primarily because of lower relative levels of income from tax-exempt loans and investments in 2006.
Noninterest Income and Expenses for the Year-to-Date Periods
     For the nine months ended September 30, 2006, total noninterest income was $9,479,236, up $531,408, or 5.94%, from $8,947,828 earned in the first nine months of 2005, primarily because of higher fees on deposit accounts, higher fees from mortgage originations, and increases in cash surrender values of life insurance policies owned by the Bank. Fees on deposit accounts were $4,332,776 during the first nine months of 2006, up $160,564, or 3.85%, from $4,172,212 in the same period of 2005, Also for the year-to-date period, other service fees and commissions were $666,459, up $65,036, or 10.81%, from $601,423 in 2005. Mortgage origination fee income was $3,123,992 for the first three quarters of 2006, up $114,399, or 3.80%, from $3,009,593 earned in the same period of 2005. Mortgage loans originated during the nine months ended September 30, 2006 and 2005 were $191,834,341 and $201,323,336, respectively. Although the volume of mortgage loans originated was lower in 2006, mortgage origination fee income was higher than 2005, due to higher levels of mortgage originations that were transacted on a brokered basis. Year-to-date gains on sales of securities were $82,568, up $29,406, or 55.31%, from $53,162 earned in the same period of 2005. Other noninterest income was $1,273,441 during the nine months ended September 30, 2006, up $162,003, or 14.58%, from $1,111,438 in the same period of 2005, primarily due to income from the Bank’s investment in bank owned life insurance.
     Total noninterest expenses were $24,916,614 during the first nine months of 2006, up $1,766,828, or 7.63%, from $23,149,786 in the same period of 2005. The year-to-date increase reflects higher costs in each category of the Company’s overhead expenses. The Bank’s overhead costs were $19,591,571 for the first nine months of 2006, an increase of $1,683,676, or 9.4%, over the costs of $17,907,895 for the same period of 2005, while mortgage-related overhead rose $82,206, or 1.67%.

     Total personnel costs, the largest of the overhead expenses, were $15,409,788 during the first nine months of 2006, up $932,856, or 6.44%, from $14,476,932 in the same period of 2005. Included in the change in personnel costs was an increase of $791,616 in salaries and wages and increase of $141,240 in employee benefits. Also, $815,728 of the increase in personnel costs were related to banking operations and $101,367 were increased personnel costs related to mortgage operations. The Bank’s personnel costs included an increase of approximately $424,000 in personnel costs related to banking offices in new markets. Salaries and wages were $12,156,793 during the first nine months of 2006, up $791,616, or 6.97%, from $11,365,177 in the same period of 2005. The increase in salaries and wages consisted of $678,970 related to banking operations and $112,646 related to mortgage operations. Employee benefits costs were $3,252,995, up $141,240, or 4.54%, from $3,111,755, primarily due to increased profit sharing and healthcare costs in banking operations. Of this increase, $136,758 were related to banking operations, while employee benefits costs related to mortgage operations decreased $11,279.
     Noninterest expenses, other than for personnel, increased $833,972, or 9.62%, to $9,506,826 during the first nine months of 2006 from the $8,672,854 incurred in the same period of 2005. Of the $833,972 increase, the Bank’s nonpersonnel costs increased $867,948, while Granite Mortgage’s decreased $19,161. Year-to-date occupancy expenses were $1,725,331, up $199,699, or 13.09%, from $1,525,632 in 2005, and equipment expenses were $1,856,895, up $235,177, or 14.50%, from $1,621,718 in the same year-to-date period of 2005. Other noninterest expenses were $5,924,600 for the nine months ended September 30, 2006, up $399,096, or 7.22%, from $5,525,504 in the same period of 2005. Of the $399,096 increase in other noninterest expenses, $488,961 were related to banking operations, which were partially offset by a $75,050 decrease in other noninterest expenses related to mortgage operations. Year-to-date income tax expense was $7,415,116 in 2006, up $1,528,518, or 25.97%, from $5,886,598 in 2005. The year-to-date effective tax rates were 35.47% and 34.39% for 2006 and 2005, respectively, with the increase in 2006 being primarily attributable to lower relative levels of income from tax-exempt loans and investments.
Off-Balance Sheet Arrangements
     The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of September 30, 2006 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of September 30, 2006, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of September 30, 2006, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in the Company’s internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended September 30, 2006 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased (1)	Share (1)	Programs (1) (2)	Programs (3)
Jul 1, 2006	Jul 31, 2006	250	$15.82	250	$2,298,917
Aug 1, 2006	Aug 31, 2006	—	—	—	2,298,917
Sep 1, 2006	Sep 30, 2006	—	—	—	2,298,917

	Totals	250	$15.82	250

(1)	Amounts adjusted to reflect the five-for-four stock split distributed September 25, 2006.

(2)	For the three months ended September 30, 2006, 250 shares were purchased in open-market transactions. The Company does not repurchase shares in connection with disqualifying dispositions of shares issued under its stock option plans. Optionees execute these transactions through independent, third-party brokers.

(3)	The Company has not historically established expiration dates for its share repurchase programs.

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

Bank of Granite Corporation
(Registrant)

Date: November 8, 2006	/s/ Kirby A. Tyndall Kirby A. Tyndall
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