Form 10-K
period 2006-12-31
BANK OF GRANITE CORP
filed 2007-03-15
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of February 28, 2007, 16,029,978 shares of common stock, $1.00 par value, were outstanding. As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $258,049,420 based on the closing sales price as reported on The NASDAQ Global Select Market.SM
Documents Incorporated by Reference
     PART III: Portions of the Definitive Proxy Statement dated March 15, 2007 as filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders.

Exhibit Index begins on page 79

FORM 10-K CROSS-REFERENCE INDEX

		2007
	2006	Proxy
	Form 10-K	Statement
	Page	Page

PART I
Item 1 — Business	3	n/a
Item 1A — Risk Factors	8	n/a
Item 1B — Unresolved Staff Comments	10	n/a
Item 2 — Properties	10	n/a
Item 3 — Legal Proceedings	10	n/a
Item 4 — Submission of Matters to a Vote of Security Holders	10	n/a

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11	n/a
Item 6 — Selected Financial Data	12	n/a
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13	n/a
Item 7A — Quantitative and Qualitative Disclosures about Market Risk	35	n/a
Item 8 — Financial Statements and Supplementary Data	36	n/a
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70	n/a
Item 9A — Controls and Procedures	71	n/a
Item 9B — Other Information	73	n/a

PART III
Item 10 — Directors, Executive Officers and Corporate Governance	74	*
Item 11 — Executive Compensation	74	*
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74	*
Item 13 — Certain Relationships and Related Transactions and Director Independence	74	*
Item 14 — Principal Accountant Fees and Services	74	*

PART IV
Item 15 — Exhibits and Financial Statement Schedules**	75	n/a
Signatures	78	n/a
Exhibit 10.16
Exhibit 10.17
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

*	Incorporated by reference in the Proxy Statement

**	Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

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
The Company conducts its business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates, retains and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and stockholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on the Company’s three business segments, see Note 21, “Operating Segments,” of the “Notes to Consolidated Financial Statements.” The Company conducts its community banking business operations from 22 full-service offices located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), as of September 30, 2006, the Bank ranked 12th in assets and 12th in deposits among North Carolina banking institutions. The Company conducts its mortgage banking business operations from 14 offices in Cumberland, Guilford and Rowan counties in North Carolina, in addition to the counties where the Bank has community banking offices.
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
Granite Mortgage’s principal mortgage banking activities include the origination and underwriting of mortgage loans to individuals. Granite Mortgage also sells mortgage servicing rights and appraisal services. Granite Mortgage specializes in government guaranteed mortgage products. The majority of its customers are individuals. Granite Mortgage’s business is not dependent on a single customer or a few customers whose loss would have a material adverse effect on the business. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, Granite Mortgage generally experiences an increase in its mortgage business. When rates rise, Granite Mortgage’s business generally declines. No material portion of the business of Granite Mortgage is seasonal.

GENERAL DESCRIPTION OF ECONOMIC AREAS
Prior to 2003, the Company conducted its community banking operations primarily in Caldwell, Catawba and Burke counties of North Carolina. This area was historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, there were massive layoffs in these industries, and these counties were significantly impacted with a sudden and sustained rise in their unemployment rates. Since 2003, these counties have experienced gradual improvements in the high unemployment rates that occurred in 2001.
Since 2003, the Company has expanded its business by entering three new markets where the local economies are more diversified and growing. In 2003, the Bank opened new offices in Watauga County (Boone), Wilkes County (Wilkesboro), and Mecklenburg County (Matthews), and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius). In 2004, the Bank opened a banking office in Forsyth County (Winston-Salem). The Bank opened a new loan production office in Iredell County (Statesville) in August 2006 and converted it to a full-service banking office in October 2006. The relative unemployment rates and the population growth in Mecklenburg, Forsyth and Iredell Counties, each as shown in the tables below, formed the primary basis for the Company’s decision to expand into those new markets.

Month of December	2006	2005	2004	2003	2002
Unemployment Rates*
Caldwell County	8.4%	7.5%	7.2%	7.5%	7.6%
Catawba County	5.4%	5.3%	6.1%	7.0%	8.2%
Burke County	5.8%	5.8%	6.0%	6.9%	7.7%
Watauga County	3.1%	3.2%	3.4%	3.5%	4.2%
Wilkes County	5.7%	4.9%	6.0%	6.4%	7.5%
Mecklenburg County	4.3%	4.2%	4.8%	5.0%	5.6%
Forsyth County	4.2%	4.2%	4.5%	5.0%	5.4%
Iredell County	4.4%	4.4%	5.1%	5.7%	6.3%
North Carolina	4.9%	5.1%	5.3%	6.1%	6.5%
United States	4.5%	4.9%	5.4%	5.7%	6.0%

*	Source: Employment Security Commission of North Carolina
The population projections and estimates for the counties in the Company’s primary market areas are as follows:

	July 2009	July 2005	April 2000
	Projections	Estimates	Census
Population Projections and Estimates*

Caldwell County	79,820	78,492	77,386
Catawba County	156,587	149,032	141,686
Burke County	90,169	88,293	89,145
Watauga County	43,794	42,934	42,693
Wilkes County	68,288	66,897	65,632
Mecklenburg County	884,211	796,232	695,370
Forsyth County	344,139	326,340	306,067
Iredell County	153,092	139,727	122,660
North Carolina	9,243,581	8,682,066	8,046,485

*	Source of projection, estimate and census data: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION
The Bank operates 22 full-service community banking offices in the North Carolina cities and communities of Granite Falls, Lenoir, Hudson, Newton, Morganton, Hickory, Boone, Wilkesboro, Charlotte, Cornelius, Conover, Matthews, Winston-Salem, and Statesville.
The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year as presented below (deposit dollars in millions).

	June 30, 2006				June 30, 2005
	Bank of Granite		Market		Bank of Granite		Market
County	Deposits	Market Share	Deposits	No. of Banks	Deposits	Market Share	Deposits	No. of Banks
Caldwell	$320.4	39.2%	$817.1	9	$303.6	39.6%	$767.5	9
Catawba	386.0	15.7%	2,457.9	13	331.2	14.4%	2,293.7	13
Burke	51.7	7.3%	706.1	9	47.5	7.1%	670.5	9
Watauga	22.6	2.8%	805.8	12	15.3	2.2%	683.2	12
Wilkes	14.3	1.9%	749.7	11	8.1	1.2%	690.8	11
Mecklenburg	170.9	0.2%	86,748.9	22	148.7	0.2%	83,121.7	21
Forsyth	15.9	0.1%	13,168.2	16	8.7	0.1%	12,953.4	16
Iredell*	none	0.0%	1,916.7	17	none	0.0%	1,744.1	16

*	Deposit data for Bank of Granite in Iredell County will not be available until June 30, 2007.
The Bank’s community banking markets are highly competitive. The table above reflects the continuing competition in the Bank’s markets. In addition to competing with other large and small banks, which tend to be numerous, especially in the higher growth markets, the Bank also competes for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms, and other nonbank businesses, such as manufacturers and retailers.
The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators competing in the market. Granite Mortgage conducts its mortgage banking business from 14 offices in the North Carolina cities and communities of Winston-Salem, Hickory, High Point, Lenoir, Morganton, Newton, Salisbury, Boone, Charlotte, Conover, Fayetteville, Wilkesboro, and Matthews.
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
EMPLOYEES
As of December 31, 2006, the Bank had 278 and Granite Mortgage had 59 full-time equivalent employees. Each of the Bank and Granite Mortgage considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION
The following summaries of statutes and regulations affecting bank holding companies, banks and mortgage banks do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). Because of its number of stockholders, the Company is also regulated by the Securities and Exchange Commission (the “SEC”).
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
Although the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to Section 53-87 of the North Carolina General Statutes. As of December 31, 2006, the Bank had undivided profits of approximately $101.6 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2006, this ratio was 11.77% for the Bank, leaving approximately $68.5 million of the Bank’s undivided profits available for the payment of dividends.
In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require the Company to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the policy statements. The capital standards require minimum ratios of 4% for tier 1 capital, 8% for total risk-adjusted capital and 4% for leverage. At December 31, 2006, the Company’s tier 1 ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 13.8%, 11.6% and 15.0%, respectively. The Company is in compliance with all regulatory capital requirements.
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

Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to “insiders” of banks; (iii) require banks to keep information on loans to major stockholders and executive officers, and (iv) bar certain director and officer interlocks between financial institutions. The prohibitions against certain director and officer interlocks may inhibit the ability of the Bank and the Company to obtain experienced and capable officers and directors, to replace current officers and directors, or to add to their number.
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
Stockholders of banks (including bank holding companies that own stock in banks) may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Company may also be required to provide additional capital to any banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.
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
Our balance sheet remains asset sensitive because of its significant level of variable rate loans. Asset sensitive means that when market interest rates change, interest rates on our variable rate assets, primarily loans, change more rapidly than the interest rates on our deposits. Therefore, when interest rates fall, our interest income on variable rate loans declines at a faster pace than the interest we pay on time deposits and other fixed rate funding.
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
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by regulatory authorities could have a material adverse effect on our financial condition and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Our holding company, community banking, and mortgage banking businesses are highly regulated. Our holding company is regulated by the Federal Reserve Board, the Banking Commission, and the Securities and Exchange Commission. Our community banking subsidiary is regulated by the Federal Deposit Insurance Corporation and the Banking Commission. Our mortgage banking subsidiary is regulated by the Federal Reserve Board and the Banking Commission. Such regulation and supervision govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on our operations. In addition to the risks of noncompliance, we are required to dedicate considerable time and monetary resources in our efforts to comply with the numerous laws and regulations that govern the ways in which we conduct our community banking and mortgage banking activities.
Economic declines in our markets could impair the ability of our customers, both individuals and businesses, to repay their loans.
We have significantly expanded our lending during the past five years as we have entered new markets in the high country of the Blue Ridge Mountains and the Winston-Salem and Charlotte metro areas of North Carolina. Our loan portfolios may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets or economies weaken, we may begin to experience higher default rates. Increased levels of non-performing loans would likely result in higher loan losses and lower profits.
We may have additional tax liabilities.
Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could have a negative impact on our results of operations.
Changes in accounting may affect our reported earnings and operating income.
Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change our reported earnings. See Note 1, “Summary of Significant Accounting Policies,” of the “Notes to Consolidated Financial Statements.”
ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company indirectly owns and operates real estate through its ownership of the Bank and Granite Mortgage. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Granite Falls, Hickory, Hudson, Lenoir, Morganton, Newton, and Wilkesboro. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Cornelius, Granite Falls, Matthews, Statesville, and Winston-Salem. Granite Mortgage leases its headquarters offices, which are located in Winston-Salem, North Carolina. Granite Mortgage also leases mortgage origination offices located in the North Carolina cities and communities of Boone, Charlotte, Conover, Fayetteville, Hickory, High Point, Lenoir, Matthews, Morganton, Newton, Salisbury, Wilkesboro, and Winston-Salem. Management believes that the premises occupied by the Bank and Granite Mortgage are well located and suitably equipped to serve and support the Company’s community banking and mortgage banking businesses. Management does not currently anticipate any problems with the renewal of its leases. See also Note 5, “Premises and Equipment,” of the “Notes to Consolidated Financial Statements.”
ITEM 3 — LEGAL PROCEEDINGS
There were no material legal proceedings pending as of December 31, 2006. During the year ended December 31, 2006, we were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders in the fourth quarter of 2006.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock, $1.00 par value, trades on The NASDAQ Global Select MarketSM of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and many other major daily newspapers in the NASDAQ section under the National Market System listings.
During 2006, the market participants making a market in the Company’s common stock with the highest volumes of Company shares traded were UBS Securities, LLC, Knight Equity Markets, LP, Goldman, Sachs & Company, and Wachovia Capital Markets. There were no issuances of unregistered securities by the Company during the year ended December 31, 2006.
As of December 31, 2006, there were 16,022,230 shares of the Company’s common stock outstanding, owned by approximately 2,500 stockholders of record and an estimated 4,400 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2006.
Quarterly Common Stock Market Price Ranges and Dividends

2006	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$16.60	$16.66	$18.10	$19.69
Low	14.62	15.09	15.21	16.99
Close	16.22	16.66	17.53	18.97
Dividends	0.11	0.11	0.13	0.13

2005	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$16.82	$15.70	$17.45	$16.82
Low	14.16	13.28	14.42	14.01
Close	14.79	15.31	15.23	14.82
Dividends	0.10	0.10	0.10	0.11

*	Amounts for periods prior to September 25, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
Although future cash dividends cannot be guaranteed, the Company currently expects to pay comparable cash dividends in the future.
The following table sets forth information as of December 31, 2006 regarding shares of the Company’s common stock that may be issued upon exercise of options previously granted and currently outstanding under the Company’s stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	207,210	$12.86	309,774
Not approved by security holders	-0-	n/a	n/a

Total	207,210	$12.86	309,774

The Company purchases shares of its common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. The Company did not purchase any of its common shares during the quarter ended December 31, 2006. The maximum approximate dollar value of shares that may be purchased under the Company’s share repurchase programs was $2,298,917 as of December 31, 2006.

ITEM 6 — SELECTED FINANCIAL DATA
The following table presents selected consolidated historical financial data of the Company for the periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Interest income	$86,541,783	$68,159,074	$55,265,889	$50,696,176	$45,710,526
Interest expense	31,778,230	20,173,144	13,107,985	11,389,491	10,802,422

Net interest income	54,763,553	47,985,930	42,157,904	39,306,685	34,908,104
Provision for loan losses	6,413,509	5,193,902	5,439,160	4,764,010	3,492,382

Net interest income after provision for loan losses	48,350,044	42,792,028	36,718,744	34,542,675	31,415,722
Other income	12,507,115	11,911,287	11,256,723	14,437,740	11,397,705
Other expense	32,945,231	31,815,235	29,114,940	25,862,457	20,316,234

Income before income taxes	27,911,928	22,888,080	18,860,527	23,117,958	22,497,193
Income taxes	9,879,899	7,878,536	6,142,307	7,810,065	7,394,893

Net income	$18,032,029	$15,009,544	$12,718,220	$15,307,893	$15,102,300

Per share Net income
Basic*	$1.12	$0.91	$0.75	$0.91	$0.89
Diluted*	1.12	0.91	0.75	0.91	0.89
Dividends*	0.48	0.42	0.39	0.37	0.33
Book value*	9.27	8.66	8.47	8.34	7.65
Share price
High*	19.69	17.45	18.34	21.57	17.27
Low*	14.62	13.28	14.14	12.94	12.45
Close*	18.97	14.82	16.72	17.42	14.00

Average shares outstanding
Basic*	16,048,439	16,413,742	16,849,526	16,797,024	16,933,453
Diluted*	16,104,018	16,469,047	16,911,919	16,895,221	16,940,040

Performance ratios
Return on average assets	1.56%	1.41%	1.28%	1.78%	2.13%
Return on average equity	12.57%	10.70%	9.02%	11.40%	11.98%
Average equity to average assets	12.42%	13.14%	14.20%	15.58%	17.80%
Dividend payout	41.45%	46.50%	52.06%	40.56%	37.05%
Efficiency ratio	48.26%	52.12%	53.17%	46.81%	42.29%

Balances at year-end
Assets	$1,199,772,473	$1,106,724,022	$1,032,238,449	$971,382,727	$742,014,674
Investment securities	169,566,168	153,682,706	158,560,042	159,436,361	124,924,296
Loans (gross)	912,491,736	832,447,148	778,137,430	715,844,632	532,921,937
Allowance for loan losses	15,787,114	13,923,884	13,665,013	10,798,897	8,834,611
Mortgage loans held for sale	11,796,899	14,219,444	21,553,548	23,092,846	32,452,162
Liabilities	1,053,338,969	966,876,031	891,222,228	829,567,628	614,571,832
Deposits	963,836,692	879,111,425	749,861,552	735,099,355	547,249,315
Stockholders’ equity	146,433,504	139,847,991	141,016,221	141,815,099	127,442,842

Asset quality ratios
Net charge-offs to average loans	0.52%	0.61%	0.35%	0.75%	0.21%
Nonperforming assets to total assets	1.29%	1.04%	1.18%	1.35%	0.76%
Allowance coverage of nonperforming loans	109.91%	130.96%	125.82%	95.29%	199.98%

*	Amounts for periods prior to September 25, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.

ITEMS 7 AND 7A — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS, INCLUDING
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion should be read in conjunction with the consolidated financial statements and related notes included herein. In 1987, the Company was formed under a plan whereby all previously issued shares of the Bank’s stock were exchanged for shares of the Company’s stock. The Bank then became a wholly owned subsidiary of the Company. In 1997, the Company acquired Granite Mortgage through a merger, which was accounted for as a pooling of interests. In July 2003, the Company acquired First Commerce Corporation and its subsidiary bank through a merger, which was accounted for as a purchase transaction. All information presented is consolidated unless otherwise specified. Amounts per share have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
This discussion is intended to provide a general overview of the Company’s performance in 2006 and outlook for 2007. Readers seeking a more in-depth discussion of 2006 are invited to read the more detailed discussions below as well as the consolidated financial statements and related notes included herein.
The Year 2006 in Review
Earnings increased in 2006 primarily as a result of higher income from interest and fees from loans, partially offset by higher interest expense on deposits. In addition to growth in loans and deposits, the Federal Reserve Board increased its overnight interest rate during the first two quarters of 2006 in its efforts to control inflation. The resulting increased net interest margin was partially offset by increases in other expenses.

Financial Highlights	2006	2005	% change
($ in thousands, except per share data)
Earnings
Net interest income	$54,764	$47,986	14.1%
Provision for loan losses	6,414	5,194	23.5%
Other income	12,507	11,911	5.0%
Other expense	32,945	31,815	3.6%
Net income	18,032	15,010	20.1%
Per share
Net income
- Basic	$1.12	$0.91	23.1%
- Diluted	1.12	0.91	23.1%

At year-end
Assets	$1,199,772	$1,106,724	8.4%
Loans	912,492	832,447	9.6%
Deposits	963,837	879,111	9.6%

Ratios
Return on average assets	1.56%	1.41%
Return on average equity	12.57%	10.70%
Average capital to average assets	12.42%	13.14%
Efficiency ratio	48.26%	52.12%

Higher earnings from both community banking activities and mortgage origination activities resulted in increased earnings for the Company in 2006. Earnings increased 20.14% to $18,032,029 from the $15,009,544 earned in 2005. On a per share basis, earnings increased to $1.12 in 2006 compared to $0.91 in 2005. In 2006, the Company earned 1.56% on average assets and 12.57% on average equity. Its efficiency ratio was 48.26%. In 2005, the Company’s return on average assets, return on average equity and efficiency ratio were 1.41%, 10.70% and 52.12%, respectively. Earnings for 2005 included a one-time charge of $759,000 after tax, or $0.05 per share, for a retirement bonus and other benefits granted by the Board of Directors to the Company’s retiring chairman and former chief executive officer.
Factors that significantly affected 2006 earnings and financial position:
o	Net interest income increased $6,777,623, or 14.1%, primarily resulting from increased interest income from higher rates on loans and, to a lesser extent, higher volumes of loans, which was partially offset by increased interest expense from higher rates on deposits and, to a lesser extent, higher volumes of deposits. As a result, the Company’s net interest margin increased 24 basis points to 5.18% in 2006 compared to 4.94% in 2005.

o	Loans grew by $80,044,588 or 9.6%, and deposits grew by $84,725,267, or 9.6%.

o	During 2006, loan loss provisions increased $1,219,607, or 23.5%, from the provisions in 2005, which were established to provide for possible charge-offs due to continued weak local economies in certain markets. Total nonperforming loans increased to $14,365,155 as of December 31, 2006 compared to $10,632,029 as of December 31, 2005.

o	Other expenses, or operating overhead, increased $1,129,996, or 3.6%. The overhead costs of community banking operations increased $1,227,943, which was partially offset by a slight decrease in mortgage banking other expenses. The increase in overhead costs was driven primarily by higher employee benefit, occupancy, and equipment related costs, which increased $1,121,776. Personnel costs increased $163,990 in 2006. Excluding a one-time charge in 2005 of $1,265,000 before tax, personnel costs increased $1,428,990 in 2006 compared to 2005.

o	Other income increased $595,828, or 5%, primarily due to increased cash surrender values of life insurance policies owned by the Bank and increased fees on deposits.

o	Granite Mortgage posted 2006 net income of $400,671, an increase of 24.6% from the $321,463 earned in 2005, primarily due to a decrease in advertising and other overhead expenses. Mortgage volumes were $248,041,523 in 2006 compared to $265,696,694 in 2005, a decline of 6.6%.

o	During 2006, the Company repurchased 168,410 shares of its common stock for $2,643,410 or an average cost of $15.70 per share.
OUTLOOK FOR 2007
The Federal Reserve’s Federal Open Market Committee (the “FOMC”) continued its removal of monetary policy accommodation by increasing its overnight rate on funds by 25 basis points at four of its meetings in the first six months of 2006, and the overnight rate remained the same for the second half of 2006. The FOMC stated in its December 12, 2006 release that “Some inflation risks remain. The extent and timing of any additional firming that may be needed to address these risks will depend on the evolution of the outlook for both inflation and economic growth.”
The Company anticipates it will continue to adjust both the mix and pricing of its rate-sensitive assets and liabilities so as to improve, to the extent possible, its net interest margin and spreads. In addition, longer term interest rates are anticipated to remain low relative to historical levels for the periods preceding the most recent low interest rate cycle. Granite Mortgage has historically performed better during periods of lower interest rates due to the effect that low longer term rates tend to have on the housing market, which can serve to partially offset the effects that asset sensitivity may have on net interest income.
Efforts are underway to develop the Company’s retail and commercial banking services in its new Statesville market, as it also continues to grow loans and deposits in its other newer markets. The Company may consider opening additional loan production offices or full-service offices in some of its newer markets in an effort to meet the demand for its loan and deposit products and services in those markets.

The Company will consider entering additional new markets and remains optimistic regarding its ability to enter and compete in new markets. Although entry into new markets, such as those added in recent years, may have a challenging effect on near-term earnings, the Company believes the long-term benefits outweigh any near-term challenges. Over the near term, the Company plans to continue its focus on improving the profitability of and strengthening its banking operations in its current markets. Over the longer term, the Company plans to continue to diversify and broaden its market and economic base, when determined prudent to do so, as it seeks sustainable earnings growth for its stockholders. The Company’s longer term strategy may take the form of opening new offices or acquiring other banking institutions or offices of other banking institutions as opportunities arise.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company’s accounting policies relating to the allowance for loan losses, investment securities and mortgage loans held for sale involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Loans,” “Provisions and Allowance for Loan Losses,” “Investment Securities,” “Mortgage Loans Held for Sale” and “Derivatives and Hedging Activities.” Also, please refer to Note 1, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for additional information regarding all of the Company’s critical and significant accounting policies.
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
Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of the Company’s loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting for Creditors for Impairment for a Loan.” Loans are deemed to be impaired when the Company determines that it is probable the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve, recorded as a specific reserve in the allowance for loan losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods. The Company’s nonperforming assets were $15,525,603 and $11,558,013 as of December 31, 2006 and 2005, respectively, and its gross charge-offs were $5,202,579 and $5,250,436 for 2006 and 2005, respectively.

INVESTMENT SECURITIES — Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.
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

RESULTS OF OPERATIONS
The following discussion relates to operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 and the year ended December 31, 2005 compared to the year ended December 31, 2004.
2006 COMPARED TO 2005
In 2006, the Company earned $18,032,029, or $1.12 per share, compared to $15,009,544, or $0.91 per share, in 2005. The earnings provided returns on average assets of 1.56% in 2006 compared to 1.41% in 2005 and returns on average equity of 12.57% in 2006 compared to 10.70% in 2005. The earnings increase was primarily attributable to higher income from interest and fees from loans, partially offset by higher interest expense on deposits and increased other expenses.
The Company’s net interest income increased $6,777,623, or 14.12%, during 2006 compared to 2005. This increase resulted from higher rates on loans and, to a lesser extent, higher volumes of loans, which were partially offset by increased interest expense from higher rates on deposits and, to a lesser extent, higher volumes of deposits. The Company’s net interest margin averaged 5.18% for 2006, up from 4.94% for 2005. For a discussion of the Company’s asset sensitivity and the related effects on the Company’s net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.
Interest income for 2006 increased $18,382,709, or 26.97%, from 2005 primarily because of higher rates on both loans and investments in general, accompanied by a higher volume of commercial loans. Interest and fees on loans increased $16,598,469, or 29.08%, due to higher rates on loans and, to a lesser extent, higher average volumes during the year. Yields on loans averaged 8.81% for 2006, up from 7.41% for 2005. The prime rate averaged 7.96% during 2006 compared to 6.19% during 2005. Gross loans averaged $886,256,029 in 2006 compared to $827,002,929 in 2005, an increase of $59,253,100, or 7.16%. Average loans of the Bank were $860,221,000 compared to $797,273,290 in 2005, an increase of $62,947,710, or 7.90%, while average loans of Granite Mortgage were $26,035,029 compared to $29,729,639 in 2005, a decrease of $3,694,610, or 12.43%. The decline in Granite Mortgage’s average loans resulted from mortgage originations of $248,041,523 in 2006 compared to $265,696,694 in 2005. In general, the levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates. Rising mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, falling mortgage interest rates generally have the effect of increasing mortgage originations and refinancings, and sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Interest on securities and overnight investments increased $1,615,183 or 23.59%. The yield on investment securities and overnight investments increased to 4.96% in 2006 from 4.76% in 2005. Investment security yields increased 8 basis points to 4.94% from 4.86% when comparing 2006 and 2005, primarily due to the replacement of maturing investments with investments at higher interest rates. Average securities and overnight investments were $190,833,016 compared to $168,035,814 in 2005, an increase of $22,797,202, or 13.57%. The higher average levels of securities and overnight investments primarily resulted from a 12.23% growth rate in average deposits, which outpaced a 7.86% growth rate in average loans.
Interest expense increased $11,605,086, or 57.53%, primarily from higher rates on interest-bearing deposits and borrowings and, to a lesser extent, higher volumes of interest-bearing liabilities. Rates on interest-bearing deposits averaged 3.62% for 2006, up from 2.48% for 2005. Interest-bearing deposits averaged $778,372,330 in 2006 compared to $686,123,711 in 2005, an increase of $92,248,619, or 13.44%. NOW deposits averaged $125,594,314 compared to $123,953,354 in 2005, an increase of $1,640,960, or 1.32%. Money market deposits averaged $192,750,942 in 2006 compared to $168,826,355 last year, an increase of $23,924,587, or 14.17%. Time deposits averaged $436,522,539 compared to $367,668,263 for the same periods, an increase of $68,854,276, or 18.73%. The growth in average money market and time deposits resulted from the Bank’s competitive pricing strategies to to fund anticipated loan growth. Overnight and other borrowings averaged $77,973,368 compared to $96,071,846 in 2005, a decrease of $18,098,478, or 18.84%. Overnight borrowings averaged $29,805,688 compared to $39,006,234 in 2005, a decrease of $9,200,546, or 23.59%. Other borrowings averaged $48,167,680 compared to $57,065,612 in 2005, a decrease of $8,897,932, or 15.59%, due to reductions in other borrowings for both the Bank and Granite Mortgage.

Provision for loan losses increased 23.48% to $6,413,509 in 2006 compared to $5,193,902 in 2005. Charge-offs, net of recoveries, in 2006 were $4,550,279, a decrease of $384,752 from net charge-offs of $4,935,031 in 2005. The continued effects of a prolonged recession in the Company’s Catawba Valley market area were evidenced by the significant increase in continued high levels of the Company’s allowance for loan losses in 2006, as well as nonperforming asset levels and loans with higher risk grades. Nonperforming loans totaled $14,363,155 at the end of 2006 compared with $10,632,029 at the end of 2005. The amount of loans with the three highest risk grades totaled $20,459,772 at December 31, 2006 as compared with $17,543,686 at December 31, 2005. The Bank’s new markets have helped diversify the Bank’s loan base; however, the Catawba Valley economy continues to impact the levels required for loan losses.
For 2006, total noninterest income was $12,507,115, up $595,828, or 5%, from $11,911,287 earned in 2005, primarily because of an increase in cash surrender values on policies owned by the Bank, up $293,594, or 51.60%, from 2005, and a $124,540 increase in fees on deposit accounts, up 2.21%. Mortgage origination fee income was $3,974,980 for 2006, down slightly from 2005. Mortgage loans originated during 2006 and 2005 were $248,041,523 and $265,696,694, respectively. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets. Gains on sales of securities were $91,317 for 2006 compared to $68,326 in 2005.
Total noninterest expenses were $32,945,231 during 2006, up $1,129,996, or 3.55%, from $31,815,235 in 2005. The changes in the various overhead categories included costs associated with higher operating expenses of the Bank, slightly offset by lower costs of mortgage origination activities.
Total personnel costs, the largest of the overhead expenses, were $20,646,890 during 2006, up $163,990, or 0.8%, from $20,482,900 in 2005. Profit sharing contributions for 2006 were $1,630,908 for banking operations, compared to $1,471,613 for 2005, an increase of $159,295 or 10.82%. Excluding a one-time charge of $1,265,000 related to a one-time retirement bonus and other benefits granted to the Company’s retiring chairman in 2005, personnel costs would have increased $1,428,990 from 2005 to 2006.
Noninterest expenses other than for personnel increased 8.52% to $12,298,341 during 2006 from the $11,332,335 incurred in 2005. The Bank’s nonpersonnel costs increased $1,029,011, and Granite Mortgage’s nonpersonnel costs decreased $64,666. Occupancy expenses were $2,290,933 in 2006, up $270,637, or 13.40%, from $2,020,296 in 2005. Of the $270,637 increase, $226,161 were related to banking operations and $44,476 were associated with mortgage operations. Equipment costs rose to $2,488,181 during 2006, up $312,869, or 14.38%, from $2,175,312 in 2005, as the Bank continued to invest in technology. Other noninterest expenses were $7,519,227 in 2006, up $382,500, or 5.36%, from $7,136,727 in 2005. A $498,353 increase in costs for banking operations, primarily in marketing expenses, was partially offset by $117,514 in decreased costs for mortgage operations. Income tax expenses were $9,879,899 in 2006, up $2,001,363, or 25.40%, from $7,878,536 in 2005. The effective tax rates were 35.40% and 34.42% for 2006 and 2005, respectively, with the increase in 2006 being primarily attributable to lower relative levels of income from investments in tax-exempt bonds and loans.
2005 COMPARED TO 2004
In 2005, the Company earned $15,009,544, or $0.91 per share, compared to $12,718,220, or $0.76 per share, in 2004. The earnings provided returns on average assets of 1.41% in 2005 compared to 1.28% in 2004 and returns on average equity of 10.70% in 2005 compared to 9.02% in 2004. The earnings increase was primarily attributable to higher income from interest and fees from loans and other fee income, partially offset by higher interest expense on deposits and increased personnel expenses.
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

Total personnel costs, the largest of the overhead expenses, were $20,482,900 during 2005, up $2,584,069, or 14.44%, from $17,898,831 in 2004. Of the $2,584,069 increase, $1,265,000 of increased personnel cost of banking operations is attributable to a one-time retirement bonus and other benefits granted by the Board of Directors in December to the Company’s retiring chairman, while nonrecurring personnel charges for 2004 were $490,272. Profit sharing contributions for 2005 were $1,471,613 for banking operations compared to $693,116 for 2004, an increase of $795,106 or 175%. Profit-sharing contributions increased primarily because performance-based payouts were 15% for 2005 compared to 8% for 2004.
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
NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) represents the most significant portion of the Company’s earnings. It is management’s ongoing policy to maximize net interest income. Net interest income totaled $54,763,553, $47,985,930, and $42,157,904 for 2006, 2005 and 2004 respectively, representing an increase of 14.12% for 2006 over 2005, and an increase of 13.82% for 2005 over 2004. Interest rate spreads have been at least 4.25% over the last three years, and the Company continues efforts to optimize these favorable spreads by managing both loan and deposit rates in order to support the overall earnings growth. The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2006			2005			2004
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
dollars in thousands	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$886,256	8.81%	$78,079	$827,003	7.41%	$61,312	$762,995	6.36%	$48,524
Taxable securities	134,759	4.41%	5,942	114,306	3.97%	4,533	104,334	4.06%	4,232
Nontaxable securities (2)	42,789	6.65%	2,847	49,060	6.70%	3,287	56,849	6.77%	3,851
Federal funds sold	13,285	5.04%	670	4,671	3.81%	178	555	1.26%	7
Total interest-earning assets	1,077,089	8.13%	87,538	995,040	6.97%	69,310	924,733	6.12%	56,614

Cash and due from banks	28,271			27,631			26,103
All other assets	50,114			44,536			42,185

Total assets	$1,155,474			$1,067,207			$993,021

Liabilities and stockholders’ equity
NOW deposits	$125,594	1.16%	1,452	$123,953	0.91%	1,133	$117,154	0.82%	958
Money market deposits	192,751	4.02%	7,744	168,826	2.54%	4,289	152,453	1.70%	2,587
Savings deposits	23,505	0.36%	85	25,676	0.19%	50	26,904	0.16%	42
Time deposits of $100,000 or more	206,782	4.51%	9,324	174,464	3.29%	5,741	152,663	2.37%	3,622
Other time deposits	229,740	4.16%	9,559	193,204	3.02%	5,833	168,364	2.08%	3,503

Interest-bearing deposits	778,372	3.62%	28,164	686,123	2.48%	17,047	617,538	1.73%	10,712
Overnight borrowings	29,806	3.21%	956	39,006	1.85%	721	35,575	1.39%	493
Other borrowings	48,168	5.52%	2,658	57,066	4.21%	2,405	63,845	2.98%	1,903
Total interest-bearing liabilities	856,346	3.71%	31,778	782,195	2.58%	20,173	716,958	1.83%	13,108

Noninterest-bearing deposits	145,530			137,130			128,942
Other liabilities	10,103			7,662			6,098
Stockholders’ equity	143,495			140,220			141,023

Total liabilities and stockholders’ equity	$1,155,474			$1,067,207			$993,021

Net yield on earning assets and net interest income (2)(3)		5.18%	$55,760		4.94%	$49,137		4.70%	$43,506

Interest rate spread (4)		4.42%			4.39%			4.29%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2006, 2005 and 2004. The taxable equivalent adjustments were $996,291, $1,150,553 and $1,347,763 for 2006, 2005 and 2004, respectively.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.
Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2006 compared to 2005			2005 compared to 2004
	Change			Change
	Attributable to			Attributable to
dollars in thousands	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$4,807	$11,960	$16,767	$4,408	$8,380	$12,788
Taxable securities	856	553	1,409	400	(99)	301
Nontaxable securities	(419)	(21)	(440)	(525)	(39)	(564)
Federal funds sold	381	111	492	104	67	171

Interest-earning assets	$5,625	$12,603	$18,228	$4,387	$8,309	$12,696

NOW deposits	$17	$302	$319	$59	$116	$175
Money market deposits	785	2,670	3,455	347	1,355	1,702
Savings deposits	(6)	41	35	(2)	10	8
Time deposits of $100,000 or more	1,260	2,323	3,583	617	1,502	2,119
Other time deposits	1,312	2,414	3,726	633	1,697	2,330

Interest-bearing deposits	3,368	7,750	11,118	1,654	4,680	6,334
Overnight borrowings	(233)	468	235	55	173	228
Other borrowings	(433)	686	253	(244)	746	502

Interest-bearing liabilities	$2,702	$8,904	$11,606	$1,465	$5,599	$7,064

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)
The objectives of the Company’s liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, and both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, the Company’s liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2006 and 2005, such unfunded commitments to extend credit were $175,874,722 and $158,256,508, respectively, while commitments in the form of standby letters of credit totaled $5,911,050 and $3,273,905, respectively.
The Company has a common stock repurchase plan, which it uses (1) to reduce the number of shares outstanding when its share price in the market makes repurchases advantageous and (2) to manage capital levels. The Company repurchases its shares in the open market, subject to legal requirements and the repurchase rules of The NASDAQ Global Select MarketSM, the stock exchange on which the Company’s common stock is listed, and through unsolicited privately negotiated transactions. The Company’s share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. The Company plans to continue to repurchase its shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, the Company has not historically reissued, nor does it currently anticipate reissuing, repurchased shares. During 2006, the Company repurchased 168,410 shares of its common stock at an average price of $15.70.
Granite Mortgage arranges for the sale of most of the mortgage loans it originates after the mortgage loan closes, rather than obtaining purchase commitments from mortgage investors at the time the mortgage commitment is made to the mortgage customer. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process because rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer.
In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage began entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loan is ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract. Granite Mortgage classifies all of its hedge contracts in accordance with SFAS No. 133 as a hedge of an exposure to changes in cash flows from forecasted transactions, referred to as a “cash flow” hedge. As of December 31, 2006, Granite Mortgage held $9,030,913 in open mortgage-backed security commitments with an estimated market value of $12,311. For 2006, there were realized losses on hedged mortgage loan commitments of $896,658 and realized losses of $27,926 on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage also believes that this management method increases production efficiencies.
Through its 2003 acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bearing a variable interest rate based on the sixty-day LIBOR plus 375 basis points, with maturity in 2031 was called on December 8, 2006 because the Company secured financing at a lower interest rate.

Except for the Granite Mortgage hedging strategy, neither the Company nor its subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2006, payments due under such operating lease arrangements are $701,762 in 2007, $753,692 in the years 2008 through 2009, $608,843 in the years 2010 through 2011 and $0 in the years 2012 and thereafter. Further discussions are included under “Off-Balance Sheet Arrangements” below.
Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. As of December 31, 2006, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $789,431,575, or 79.1%, of the Bank’s total deposits.
The other principal methods of funding used by the Bank are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2006, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2006, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $9,750,000 with the Federal Reserve Bank. As of December 31, 2006, the Bank had no securities pledged to the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2006, the Bank had the capacity to borrow approximately $117,773,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans. Overnight borrowings were $31,152,468 as of December 31, 2006, an increase of $3,414,825 from the $27,737,643 in overnight borrowings at December 31, 2005, as the Bank temporarily funded its loan growth with overnight borrowings.
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2006 and 2005, this line of credit was $40,000,000, of which $18,487,421 and $17,335,942, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated, and the Company serves as guarantor on this borrowing.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2006, the Company owed $5,000,000 under this line of credit and was in compliance with all financial covenants.
The majority of the Company’s deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with the Company’s short-term certificates of deposit, have increased the opportunities for deposit repricing. The Company places great significance on monitoring and managing the Company’s asset/liability position. The Company’s policy of managing its interest margin (or net yield on interest-earning assets) is to optimize net interest income while maintaining a stable deposit base. Because the Company has historically relied on deposits from its local market areas as its primary source of funding, it has not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, the Company realizes the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares earnings projections based on a range of interest rate scenarios, including rising, flat and declining rates, in order to more accurately measure interest rate risk.

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
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2006

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
dollars in thousands	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$4,715			$4,715		$4,715
Federal funds sold	15,700			15,700		15,700
Securities (at amortized cost) (1):
U.S. Treasury				—	$5,121	5,121
U.S. Government agencies	899		$7,063	7,962	105,623	113,585
States and political subdivisions	1,515	$3,953	100	5,568	35,235	40,803
Other (including equity securities)	—	—	—	—	11,576	11,576
Loans (gross):
Real estate — Construction	145,022	249	460	145,731	15,340	161,071
Real estate — Mortgage	392,942	2,759	6,870	402,571	85,776	488,347
Commercial, financial and agricultural	223,544	1,681	2,127	227,352	21,339	248,691
Consumer	3,550	528	1,127	5,205	10,112	15,317
All other	—	—	135	135	607	742
Mortgages held for sale	11,797	—	—	11,797	—	11,797

Total interest-earning assets	$799,684	$9,170	$17,882	$826,736	$290,729	$1,117,465

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$152,889			$152,889		$152,889
Money market accounts	216,573			216,573		216,573
Time deposits of $100,000 or more	75,428	$51,081	$57,584	184,093	$24,818	208,911
Other time deposits	79,053	55,882	74,167	209,102	31,726	240,828
Overnight borrowings	31,152			31,152		31,152
Other borrowings	28,546	3,000	2,000	33,546	10,141	43,687

Total interest-bearing liabilities	$583,641	$109,963	$133,751	$827,355	$66,685	$894,040

Interest sensitivity gap	$216,043	$(100,793)	$(115,869)	$(619)
Cumulative interest sensitivity gap	216,043	115,250	(619)	(619)
Interest earning-assets as a percentage of interest-bearing liabilities	137%	8%	13%	100%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

The Company uses several modeling techniques to measure interest rate risk including the gap analysis previously discussed, the simulation of net interest income under gradual interest rate changes and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.”
The following table summarizes the estimated theoretical impact on the Company’s tax equivalent net interest income from a gradual interest rate increase and decrease of 3%, prorated over a twelve-month period, and from hypothetical immediate and sustained interest rate increases and decreases of 1%, 2%, 3% and 4%, as compared to the estimated theoretical impact of rates remaining unchanged. The theoretical effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates. Although such simulation modeling is useful in estimating interest rate risk inherent in the Company’s asset and liability positions, its use is limited because it does not take into account the asset and liability mix decisions and pricing strategies management would undertake in response to the depicted rate changes.

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-month Periods Following
	December 31, 2006		December 31, 2005
dollars in thousands	Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

+3%	$58,848	5.1%	$56,229	5.5%
0%	55,982	0.0%	53,295	0.0%
- 3%	47,625	-14.9%	45,337	-14.9%

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$58,275	7.0%	$58,943	14.0%
+3%	57,348	5.3%	57,161	10.6%
+2%	56,416	3.5%	55,371	7.1%
+1%	55,468	1.8%	53,547	3.6%
0%	54,486	0.0%	51,703	0.0%
- 1%	50,433	-7.4%	46,480	-10.1%
- 2%	45,620	-16.3%	41,187	-20.3%
- 3%	40,998	-24.8%	36,000	-30.4%
- 4%	36,524	-33.0%	31,463	-39.1%
The following table presents the maturity distribution of the Company’s loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2006

	Within	One to	Five
	One	Five	Years or
dollars in thousands	Year	Years	More	Total
Real estate — Construction	$82,400	$58,551	$20,120	$161,071
Real estate — Mortgage	111,835	236,020	140,492	488,347
Commercial, financial and agricultural	150,115	79,781	18,795	248,691
Consumer	3,998	10,991	328	15,317
All other	742			742

Total	$349,090	$385,343	$179,735	$914,168

Predetermined rate, maturity greater than one year		$98,657	$24,662	$123,319
Variable rate or maturing within one year	$349,090	286,686	155,073	790,849

Total	$349,090	$385,343	$179,735	$914,168

The Company’s rate paid on interest-bearing deposits rose to 3.62% in 2006 compared to 2.48% in 2005. The Company’s deposit growth was primarily reflected in transaction deposits, which increased $38,464,096, or 8.09%, from 2005 to 2006. Rate sensitive consumers chose to place funds in transaction deposit accounts because of increased liquidity and lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of rate management by the Company. The Company’s management continuously monitors market pricing, competitor rates, and internal interest rate spreads in an effort to maintain the Company’s growth and profitability. Deposits continue to be the principal source of funds for continued growth, so the Company attempts to structure its rates so as to promote deposit and asset growth while increasing the overall profitability of the Company. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

dollars in thousands	2006	2005	2004
Non-interest-bearing demand deposits	$145,530	$137,130	$128,942
Interest-bearing demand deposits	318,345	292,779	269,607
Savings deposits	23,505	25,676	26,904
Time deposits	436,522	367,668	321,027

Total	$923,902	$823,253	$746,480

The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2006 totaled approximately $208,911,000. The following table presents the maturities of these time deposits of $100,000 or more.
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2006

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
dollars in thousands	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$75,428	$51,081	$57,584	$184,093	$24,818	$208,911

CAPITAL RESOURCES
Funding for the future growth and expansion of the Company is dependent upon earnings of the Company’s subsidiaries. As of December 31, 2006, the Company’s ratio of total capital to risk-adjusted assets was 15.05%. The Company fully expects to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity, capital resources or operations. The Company currently plans no significant capital expenditures in 2007.

LOANS
Historically, the Company has made loans within its market areas. It makes consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank generally considers its primary markets to be Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. Granite Mortgage considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2006 were $912,491,736, which compares with $832,447,148 at December 31, 2005 for an increase of $80,044,588 or 9.62%. The Company places emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. The Company has a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years are shown on the following table.
LOANS
As of December 31,

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$161,071	17.6%	$125,555	15.1%	$105,111	13.5%	$90,176	12.6%	$75,383	14.1%
Mortgage	488,347	53.4%	455,322	54.6%	420,860	54.0%	377,956	52.7%	245,496	46.0%
Commercial, financial and agricultural	248,691	27.2%	231,229	27.7%	223,605	28.7%	211,477	29.5%	175,409	32.9%
Consumer	15,317	1.7%	20,911	2.5%	29,015	3.7%	35,981	5.0%	37,046	6.9%
All other	742	0.1%	915	0.1%	704	0.1%	1,206	0.2%	449	0.1%

Total loans	914,168	100.0%	833,932	100.0%	779,295	100.0%	716,796	100.0%	533,783	100.0%

Deferred origination fees, net	(1,677)		(1,485)		(1,158)		(951)		(860)

Total loans, net of deferred fees	$912,491		$832,447		$778,137		$715,845		$532,923

Real estate loans comprised 71.0% of the portfolio in 2006 compared to 69.7% in 2005. Commercial loans comprised 27.2% of the portfolio in 2006 compared to 27.7% in 2005, and consumer loans comprised 1.7% in 2006 compared to 2.5% in 2005. Real estate construction loans of $161,071,478 are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing. Commercial loans of $248,690,527, consumer loans of $15,316,637 and real estate mortgage loans of $488,347,172 are loans for which the principal source of repayment is derived from the ongoing cash flow of the business or the borrower.
NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

dollars in thousands	2006	2005	2004	2003	2002
Nonperforming assets
Nonaccrual loans	$9,289	$6,424	$6,634	$8,115	$3,265
Loans past due 90 days or more and still accruing interest	5,074	4,208	4,227	3,218	1,153
Foreclosed properties	1,162	926	1,280	1,775	1,203

Total	$15,525	$11,558	$12,141	$13,108	$5,621

Nonperforming loans to total loans	1.57%	1.28%	1.40%	1.58%	0.83%
Allowance for loan losses to nonperforming loans	109.91%	130.96%	125.82%	95.29%	199.98%
Nonperforming loans to total assets	1.20%	0.96%	1.05%	1.17%	0.60%
Nonperforming assets to total assets	1.29%	1.04%	1.18%	1.35%	0.76%

Certain loans are classified as nonaccrual, meaning that interest is not being accrued on these instruments. Accrual of interest on loans is discontinued when management believes that such interest will not be collected in a reasonable period of time. The recorded accrued interest is also reversed or charged off. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms over an extended period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The significant increase in nonperforming assets as of December 31, 2006 continues to reflect the weakened economy in the Company’s Catawba Valley markets.
The Company’s investment in impaired loans for the past five years ended December 31 was as follows:
IMPAIRED LOANS
As of December 31,

dollars in thousands	2006	2005	2004	2003	2002
Investment in impaired loans:
Impaired loans still accruing interest	$5,747	$4,297	$5,237	$3,114	$1,890
Accrued interest on accruing impaired loans	423	129	116	90	56
Impaired loans not accruing interest	9,289	6,424	6,634	8,115	3,265
Accrued interest on nonaccruing impaired loans	57	197	151	215	127

Total investment in impaired loans	$15,516	$11,047	$12,138	$11,534	$5,338

Loan loss allowance related to impaired loans	$3,926	$3,249	$4,325	$2,412	$2,196

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of small balance homogenous loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 2006 and 2005, the recorded investment in loans that were considered to be impaired, including accrued interest, was $15,515,924 ($9,345,888 of which was on a nonaccrual basis) and $11,046,163 ($6,620,701 of which was on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2006 and 2005 was not significantly different from the balance at December 31, 2006 and 2005. The related allowance for loan losses for these loans was $3,926,439 and $3,248,549 at December 31, 2006 and 2005, respectively. The allowance for impaired loans increased $677,890, or 20.86%, while the total balance of impaired loans increased $4,469,761, or 40.46%. Of the $4,469,761 increase in impaired loans, $3,285,497 relates to two loan customers. The loan loss allowance related to impaired loans was 25.31% as of December 31, 2006 compared to 29.41% as of December 31, 2005. For the years ended December 31, 2006, 2005 and 2004 , the Bank recognized interest income on those impaired loans of approximately $480,082, $325,266 and $266,829, respectively.
For the years ended December 31, 2006 and 2005, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was approximately $1,002,915 and $425,170, respectively, while the interest recognized on such loans was $219,570 and $12,484, respectively.

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
Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Company’s loan portfolio as of the date of the financial statements. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting the operating results of the Company. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Such revisions, estimates and assumptions are made in any period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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
General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued high levels of nonperforming loans resulting from the still recovering local economy in the Catawba Valley, management believed it prudent to charge operations in the amounts of $6,413,509 in 2006 compared to $5,193,902 in 2005 and $5,439,160 in 2004 to provide for future losses related to uncollectible loans. At December 31, 2006, the loan loss reserve was 1.76% of net loans outstanding compared to 1.70% as of December 31, 2005. Approximately $961,000 of the provision for loan losses was attributable to loan growth, while $5,453,000 was attributable to declining credit quality.

The following table presents an analysis of changes in the allowance for loan losses for years indicated.
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

dollars in thousands	2006	2005	2004	2003	2002
Balance at beginning of year	$13,924	$13,665	$10,799	$8,835	$6,426

Loans charged off:
Real estate	1,708	919	930	1,616	329
Commercial, financial and agricultural	2,808	3,484	1,040	2,275	538
Credit cards and related plans	26	45	88	41	57
Installment loans to individuals	410	540	683	767	260
Demand deposit overdraft program	251	262	297	389	371

Total charge-offs	5,203	5,250	3,038	5,088	1,555

Recoveries of loans previously charged off:
Real estate	84	63	24	3	78
Commercial, financial and agricultural	282	29	70	176	168
Credit cards and related plans	10	3	4	5	2
Installment loans to individuals	138	42	220	71	59
Demand deposit overdraft program	138	178	147	170	165

Total recoveries	652	315	465	425	472

Net charge-offs	4,551	4,935	2,573	4,663	1,083

Provision for loan losses	6,414	5,194	5,439	4,764	3,492

Allowance of loans acquired in purchase transaction	—	—	—	1,863	—

Balance at end of year	$15,787	$13,924	$13,665	$10,799	$8,835

Ratio of net charge-offs during the year to average loans outstanding during the year	0.52%	0.61%	0.35%	0.75%	0.21%
Allowance coverage of net charge-offs	346.95%	282.14%	531.08%	231.62%	814.81%
Allowance as a percentage of gross loans	1.73%	1.67%	1.76%	1.51%	1.66%
Allowance as a percentage of net loans	1.76%	1.70%	1.79%	1.53%	1.69%
The allowance for loan losses acquired in the purchase transaction represents general loan loss reserves. Any specific reserves were evaluated and recorded in the fair value adjustment for the applicable loan.
The following table presents the allocation of the allowance for loan losses by category.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
dollars in thousands	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$5,091	71.0%	$4,448	69.7%	$5,782	67.5%	$4,602	65.3%	$3,564	60.1%
Commercial, financial, and agricultural	9,891	27.2%	8,401	27.7%	6,759	28.7%	5,226	29.5%	4,410	32.9%
Consumer	443	1.7%	577	2.5%	617	3.7%	684	5.0%	649	6.9%
All other loans	—	0.1%	—	0.1%	—	0.1%	—	0.2%	—	0.1%
Unallocated	362	n/a	498	n/a	507	n/a	287	n/a	212	n/a

Total loans	$15,787	100.0%	$13,924	100.0%	$13,665	100.0%	$10,799	100.0%	$8,835	100.0%

The allowance for loan losses was 1.73%, 1.67% and 1.76% of loans outstanding at December 31, 2006, 2005 and 2004, respectively, which was consistent with management’s assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 0.52%, 0.61% and 0.35% at December 31, 2006, 2005 and 2004, respectively. Management believes these ratios reflect management’s conservative lending and effective efforts to recover credit losses.
Charge-offs totaled $5,202,579 in 2006, compared to $5,250,436 in 2005, a decrease of $47,857, or 0.91%. Charge-offs related to commercial loans were $2,807,522 in 2006, including $1,496,228 for three unrelated commercial loan customers, compared to charge-offs for commercial loans of $3,484,172 in 2005. The effects of a slow economic recovery in the Company’s Catawba Valley market area continued to be evidenced by increases in the Company’s charge-offs as presented above, and the increase in loans with higher risk grades. The amount of loans with the three highest risk grades totaled $20,459,772 at December 31, 2006 as compared with $17,543,686 at December 31, 2005 and $14,245,082 at December 31, 2004.

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
At December 31, 2006, the securities classified as available for sale, carried at market value, totaled $134,312,576, with an amortized cost of $135,831,343, compared to a December 31, 2005 total market value of $112,319,269 with an amortized cost of $114,054,772. Securities available for sale are securities that will be held for an indefinite period of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Treasury with an average life of 1.9 years, US Government agencies with an average life of 2.8 years, State and political subdivisions with an average life of 10.3 years and other bonds, notes and debentures with an average life of 21.6 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $35,253,592, with a market value of $36,019,901 at December 31, 2006. Management determined that it has both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of municipal bonds with an average life of 3.5 years. During 2006, $21,971,118 in securities matured and $759,413 in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.
CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2006

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. Treasury			$5,121	3.33%
U.S. government agency	$7,962	3.28%	103,624	4.39%	$1,999	5.13%
State and political subdivisions (2)			718	4.91%	2,014	5.34%	$2,817	5.93%
Other							3,546	7.43%

Total	$7,962	3.28%	$109,463	4.34%	$4,013	5.24%	$6,363	6.77%

Held to maturity:
State and political subdivisions (2)	$5,568	6.59%	$22,204	6.55%	$4,973	7.00%	$2,509	7.40%

Total	$5,568	6.59%	$22,204	6.55%	$4,973	7.00%	$2,509	7.40%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2006.

The following table provided information regarding the composition of the Company’s investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

dollars in thousands	2006	2005	2004
Available for sale (at estimated fair value):
U.S. Treasury	$4,994	$5,048	$5,238
U.S. government agency	111,740	89,815	77,410
State and political subdivisions	5,533	5,527	5,606
Other	12,046	11,928	19,104

Total	$134,313	$112,318	$107,358

Held to maturity (at amortized cost):
U.S. government agency	$—	$—	$2,700
State and political subdivisions	35,254	41,363	48,502

Total	$35,254	$41,363	$51,202

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2006

	Within	One to	Three to	Five
	One	Three	Five	Years or
dollars in thousands	Year	Years	Years	More	Total
Contractual Cash Obligations
Overnight borrowings	$49,640	$—	$—	$—	$49,640
Short-term borrowings	8,000	—	—	—	8,000
Long-term borrowings	—	7,059	3,141	7,000	17,200
Capitalized lease obligations	55	—	—	1,199	1,254
Operating lease obligations	702	754	609	—	2,065
Purchase obligations	522	—	—	—	522

Total	$58,919	$7,813	$3,750	$8,199	$78,681

Other Commitments
Commitments to extend credit	$92,578	$25,468	$4,651	$53,178	$175,875
Standby letters of credit	5,559	341	—	—	5,900

Total	$98,137	$25,809	$4,651	$53,178	$181,775

OFF-BALANCE SHEET ARRANGEMENTS
The Company enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts. In addition, the Company has off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2006 and 2005, such unfunded commitments to extend credit were $175,874,722 and $158,256,508, respectively, while commitments in the form of standby letters of credit totaled $5,911,050 and $3,273,905, respectively. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity and Market Risks” above and under Note 1, “Summary of Significant Accounting Policies,” Note 18, “Commitments and Contingencies,” Note 19, “Fair Value of Financial Instruments” and Note 20, “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”
RELATED PARTY TRANSACTIONS
The Company has no material related party transactions. The Company may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws.

SEGMENT RESULTS
The Company’s operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on the Company’s existing organizational structure. See Note 21, “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and reporting practices utilized by the Company to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.
Community Banking
The Community Banking segment was comprised of 22 banking offices at the end of 2006, up from 21 banking offices at December 31, 2005. Net interest income from Community Banking activities totaled $52,561,122 in 2006, an increase of $7,404,868, or 16.40%, compared to 2005. Net interest income in 2005 increased $6,401,511, or 16.52%, compared to 2004.
The 2006 provision for loan losses increased $1,207,607 or 23.41%, from 2005. The 2005 provision decreased $273,258, or 5.03%, from 2004. The 2006 increase reflected the increase in levels of loans during 2006 with the three highest risk grades.
Noninterest income produced from Community Banking customers increased $641,304, or 8.25% in 2006 from the noninterest income produced in 2005. Comparing 2005 to 2004, noninterest income increased $359,521, or 4.85%. Noninterest expenses related to Community Banking activities increased $1,227,943, or 4.95% in 2006, primarily in employee benefits costs. Comparing 2005 to 2004, noninterest expense increased $2,745,541, or 12.45%, due in part, to a $1,265,000 increase in personnel costs for a one-time retirement bonus and other benefits granted by the Board of Directors to the retiring chairman.
The provision for income taxes allocated to the Community Banking segment increased $1,948,478, or 25.42%, because of a 24.43% increase in pretax income and higher effective tax rates. Effective tax rates increased to 33.64% in 2006 from 33.37% in 2005. The 2005 provision for income taxes increased $1,878,597, or 32.47%, compared to 2004 because of an increase in pretax income and a higher effective tax rate.
The Community Banking segment’s net income totaled $18,966,205 for 2006, an increase of $3,662,144 , or 23.93%, compared to 2005.
Total identifiable assets for Community Banking increased $91,618,663, or 8.53%, to a total of $1,166,170,945, compared to 2005.
Mortgage Banking
The Mortgage Banking segment’s mortgage originations totaled $248,041,523 in 2006, down $17,655,171, or 6.64%, from originations of $265,696,694 in 2005, primarily due to higher mortgage interest rates.
Net interest income for the Mortgage Banking segment totaled $3,225,374 in 2006, up $39,179, or 1.23%, compared to 2005. The 2005 amount reflected a decrease of 13.27% when compared to net interest income in 2004.
The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan losses being relatively stable during the years ended December 31, 2006, 2005, and 2004.
Noninterest income in 2006 decreased $15,710, or 0.39%, compared to 2005. Noninterest income in 2005 increased $146,393, or 3.81%, from 2004. Noninterest expenses incurred in 2006 within the Mortgage Banking segment decreased $120,624, or 1.83%, compared to 2005, as a result of lower costs associated with lower origination activity. Comparing 2005 and 2004, noninterest expenses decreased $13,377, or 0.20%.
The 2006 provision for income taxes allocated to the Mortgage Banking segment increased $52,885, or 24.69%, due to higher pretax income. For 2005, the provision for income taxes decreased $142,365, or 39.92%, compared to 2004.
The Mortgage Banking segment’s net income totaled $400,671 in 2006, an increase of $79,208, or 24.64%, compared to 2005.

Other
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, debt, and stockholder communications, reporting, and record keeping.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 and the resulting impact on its consolidated financial statements is disclosed in Note 16.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheet of Bank of Granite Corporation and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Bank of Granite Corporation and subsidiaries as of December 31, 2005 and for the two years then ended, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as disclosed in Notes 1 and 8 to the consolidated financial statements, were audited by other auditors whose report dated March 2, 2006 expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Granite Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2005 and 2004 consolidated financial statements to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as disclosed in Notes 1 and 8 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 and 2004 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express any opinion or any other form of assurance on the 2005 and 2004 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank of Granite Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of Bank of Granite Corporation and its subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 (the 2005 and 2004 consolidated financial statements before the effects of the adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as discussed in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 2, 2006

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS:
Cash and cash equivalents
Cash and due from banks	$29,566,519	$34,976,107
Interest-bearing deposits	4,714,736	3,905,812
Federal funds sold	15,700,000	18,600,000

Total cash and cash equivalents	49,981,255	57,481,919

Investment securities
Available for sale, at fair value (amortized cost of $135,831,343 and $114,054,772 at December 31, 2006 and 2005, respectively)	134,312,576	112,319,269

Held to maturity, at amortized cost (fair value of $36,019,901 and $42,513,168 at December 31, 2006 and 2005, respectively)	35,253,592	41,363,437

Loans	912,491,736	832,447,148
Allowance for loan losses	(15,787,114)	(13,923,884)

Net loans	896,704,622	818,523,264

Mortgage loans held for sale	11,796,899	14,219,444

Premises and equipment, net	13,426,075	14,805,876
Accrued interest receivable	8,620,893	7,387,075
Investment in bank owned life insurance	26,925,411	19,692,889
Intangible assets	11,044,083	11,129,997
Other assets	11,707,067	9,800,852

Total assets	$1,199,772,473	$1,106,724,022

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Demand	$144,635,530	$147,576,746
NOW accounts	130,971,241	129,281,747
Money market accounts	216,573,314	174,866,304
Savings	21,917,407	23,908,599
Time deposits of $100,000 or more	208,911,053	192,568,963
Other time deposits	240,828,147	210,909,066

Total deposits	963,836,692	879,111,425
Overnight borrowings	31,152,468	27,737,643
Other borrowings	43,687,183	49,675,003
Accrued interest payable	3,326,943	2,500,743
Other liabilities	11,335,683	7,851,217

Total liabilities	1,053,338,969	966,876,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value, authorized — 25,000,000 shares; issued — 18,921,611 shares in 2006 and 15,096,699 shares in 2005; outstanding — 16,022,230 shares in 2006 and 12,911,922 shares in 2005	18,921,611	15,096,699
Additional paid-in capital	29,524,350	32,678,939
Retained earnings	141,661,875	133,209,287
Accumulated other comprehensive loss, net of deferred income taxes of $645,633 and $715,866 at December 31, 2006 and 2005, respectively	(973,249)	(1,079,261)
Less: Cost of common stock in treasury; 2,899,381 shares in 2006 and 2,184,777 shares in 2005	(42,701,083)	(40,057,673)

Total stockholders’ equity	146,433,504	139,847,991

Total liabilities and stockholders’ equity	$1,199,772,473	$1,106,724,022

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
INTEREST INCOME:
Interest and fees from loans	$73,682,108	$57,083,639	$44,151,806
Interest and fees from mortgage banking	4,397,380	4,228,323	4,372,182
Federal funds sold	669,618	177,568	6,747
Interest-bearing deposits	755,164	232,056	71,861
Investments:
U.S. Treasury	173,018	173,018	173,011
U.S. Government agencies	4,308,680	3,445,771	3,155,472
States and political subdivisions	1,850,254	2,136,742	2,502,988
Other	705,561	681,957	831,822

Total interest income	86,541,783	68,159,074	55,265,889

INTEREST EXPENSE:
Time deposits of $100,000 or more	9,324,454	5,740,572	3,622,035
Other time and savings deposits	18,839,489	11,306,523	7,090,697
Overnight borrowings	956,161	721,441	492,728
Other borrowed funds	2,658,126	2,404,608	1,902,525

Total interest expense	31,778,230	20,173,144	13,107,985

NET INTEREST INCOME	54,763,553	47,985,930	42,157,904
PROVISION FOR LOAN LOSSES	6,413,509	5,193,902	5,439,160

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,350,044	42,792,028	36,718,744

OTHER INCOME:
Service charges on deposit accounts	5,755,116	5,630,576	5,359,206
Other service charges, fees and commissions	862,704	775,284	797,961
Mortgage banking income	3,974,980	3,990,690	3,844,297
Securities gains	91,317	68,326	14,347
Other	1,822,998	1,446,411	1,240,912

Total other income	12,507,115	11,911,287	11,256,723

OTHER EXPENSES:
Salaries and wages	16,170,194	16,544,474	14,668,944
Employee benefits	4,476,696	3,938,426	3,229,887
Occupancy expense, net	2,290,933	2,020,296	1,729,986
Equipment rentals, depreciation and maintenance	2,488,181	2,175,312	1,958,106
Other	7,519,227	7,136,727	7,528,017

Total other expenses	32,945,231	31,815,235	29,114,940

INCOME BEFORE INCOME TAXES	27,911,928	22,888,080	18,860,527
INCOME TAXES	9,879,899	7,878,536	6,142,307

NET INCOME	$18,032,029	$15,009,544	$12,718,220

PER SHARE AMOUNTS
Net income — Basic	$1.12	$0.91	$0.75
— Diluted	1.12	0.91	0.75
Dividends	0.48	0.42	0.39
Book value	9.27	8.66	8.47
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
NET INCOME	$18,032,029	$15,009,544	$12,718,220

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale	125,419	(2,178,684)	(878,316)
Reclassification adjustment for gains included in net income	91,317	(60,489)	—
Unrealized gains (losses) on mortgage derivative instruments	(40,492)	36,587	7,529

Other comprehensive income (loss), before tax	176,244	(2,202,586)	(870,787)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(86,429)	892,884	350,230
Changes in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	16,197	(14,635)	(3,012)

Items of other comprehensive income (loss), net of tax	106,012	(1,324,337)	(523,569)

COMPREHENSIVE INCOME	$18,138,041	$13,685,207	$12,194,651

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
COMMON STOCK, $1.00 par value
At beginning of year	$15,096,699	$15,079,133	$14,993,493
Par value of shares issued under stock option plan	41,321	17,566	85,640
Transfer from surplus due to stock splits	3,783,591	—	—

At end of year	18,921,611	15,096,699	15,079,133

ADDITIONAL PAID-IN CAPITAL
At beginning of year	32,678,939	32,478,404	31,497,057
Surplus of shares issued under stock option plan	573,878	146,830	848,108
Tax benefit from nonqualifying dispositions of stock options	34,108	53,705	133,239
Stock-based compensation expense	21,016	—	—
Transfer to common stock due to stock splits	(3,783,591)	—	—

At end of year	29,524,350	32,678,939	32,478,404

RETAINED EARNINGS
At beginning of year	133,209,287	125,178,824	119,081,744
Cumulative effect of adoption of SAB 108	(1,807,501)	—	—
Net income	18,032,029	15,009,544	12,718,220
Dividends	(7,760,725)	(6,979,081)	(6,621,140)
Cash paid for fractional shares	(11,215)	—	—

At end of year	141,661,875	133,209,287	125,178,824

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	(1,079,261)	245,076	768,645
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	130,307	(1,346,289)	(528,086)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	(24,295)	21,952	4,517

At end of year	(973,249)	(1,079,261)	245,076

COST OF COMMON STOCK IN TREASURY
At beginning of year	(40,057,673)	(31,965,216)	(24,525,840)
Cost of common stock repurchased	(2,643,410)	(8,092,457)	(7,439,376)

At end of year	(42,701,083)	(40,057,673)	(31,965,216)

Total stockholders’ equity	$146,433,504	$139,847,991	$141,016,221

Shares issued
At beginning of year	15,096,699	15,079,133	14,993,493
Shares issued under incentive stock option plans	41,321	17,566	85,640
Shares issued due to stock splits	3,783,591	—	—

At end of year	18,921,611	15,096,699	15,079,133

Common shares in treasury
At beginning of year	(2,184,777)	(1,763,031)	(1,393,311)
Common shares repurchased	(134,728)	(421,746)	(369,720)
Shares issued due to stock splits	(579,876)	—	—

At end of year	(2,899,381)	(2,184,777)	(1,763,031)

Total shares outstanding	16,022,230	12,911,922	13,316,102

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income	$18,032,029	$15,009,544	$12,718,220

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,795,232	1,563,257	1,344,432
Provision for loan loss	6,413,509	5,193,902	5,439,160
Stock-based compensation expense	21,016	—	—
Investment security premium amortization, net	239,181	423,259	489,703
Acquisition premium amortization (discount accretion),	212,424	245,842	(150,565)
Deferred income taxes	(1,635,483)	(482,929)	(1,517,901)
Gains on sales or calls of securities available for sale	(88,861)	(60,489)	—
Gains on calls of securities held to maturity	(2,456)	(7,837)	(14,347)
Net decrease in mortgage loans held for sale	2,285,877	7,454,578	1,643,060
Loss on disposal or sale of premises	102,805	—	—
Losses (gains) on disposal or sale of equipment	(13,306)	5,665	(1,500)
Gain on sale of other real estate	(25,343)	(169,271)	(77,310)
Increase (decrease) in taxes payable	(195,584)	349,066	1,191,228
Increase in interest receivable	(1,233,818)	(1,705,984)	(60,257)
Increase in interest payable	826,200	1,111,814	92,390
Increase in cash surrender value of bank owned life insurance	(862,522)	(568,928)	(598,683)
Decrease (increase) in other assets	(1,029,166)	(531,387)	437,418
Increase in other liabilities	1,693,133	2,780,526	864,686

Net cash provided by operating activities	26,534,867	30,610,628	21,799,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	15,898,118	218,725	29,570,573
Proceeds from maturities, calls and paydowns of securities held to maturity	6,073,000	9,799,250	10,511,475
Proceeds from sales of securities available for sale	759,413	14,638,657	5,885,000
Purchases of securities available for sale	(38,545,120)	(22,373,402)	(46,444,401)
Net increase in loans	(84,686,036)	(59,435,864)	(65,194,466)
Increases in unrealized gains or losses on hedged mortgage loan commitments	—	—	(96,233)
Investment in bank owned life insurance	(6,370,000)	(1,420,000)	(3,745,000)
Capital expenditures	(2,464,520)	(3,314,136)	(2,277,650)
Proceeds from sales of fixed assets	1,959,590	13,524	72,807
Proceeds from sales of other real estate	747,652	709,696	835,424

Net cash used by investing activities	(106,627,903)	(61,163,550)	(70,882,471)

See notes to consolidated financial statements.
(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(concluded from previous page)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts	$38,464,096	$39,446,622	$35,252,860
Net increase (decrease) in time deposits	46,261,718	89,843,926	(19,982,849)
Net increase (decrease) in overnight borrowings	3,414,825	(44,010,789)	46,543,261
Net decrease in other borrowings	(6,023,708)	(13,908,608)	(1,628,769)
Net proceeds from issuance of common stock	615,199	164,396	933,748
Dividends paid	(7,485,133)	(6,979,081)	(6,621,140)
Purchases of common stock for treasury	(2,643,410)	(8,092,457)	(7,439,376)
Cash paid for fractional shares	(11,215)	—	—

Net cash provided by financing activities	72,592,372	56,464,009	47,057,735

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(7,500,664)	25,911,087	(2,025,002)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,481,919	31,570,832	33,595,834

CASH AND CASH EQUIVALENTS AT END OF YEAR	$49,981,255	$57,481,919	$31,570,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30,952,030	$19,061,330	$13,015,595
Income taxes	10,075,483	7,529,470	5,014,227
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	3,783,591	—	—
Transfer from loans to other real estate owned	1,281,191	944,513	905,609
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION — Bank of Granite Corporation is a bank holding company with two wholly owned subsidiaries, Bank of Granite (the “Bank”), a state chartered commercial bank incorporated in North Carolina on August 2, 1906 and Granite Mortgage, Inc., a mortgage banking company incorporated in North Carolina on June 24, 1985. Bank of Granite Corporation and its two subsidiaries, Bank of Granite and Granite Mortgage, Inc. are referred to herein collectively as the “Company.”
The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills through the southern Piedmont areas of North Carolina through twenty-two banking offices. Granite Mortgage is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the central and southern Piedmont areas of North Carolina through fourteen mortgage offices. Granite Mortgage was acquired by Bank of Granite Corporation on November 5, 1997.
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc. All significant intercompany accounts and transactions have been eliminated.
USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
INVESTMENT SECURITIES — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities.
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
MORTGAGE LOANS HELD FOR SALE — The Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments of mortgage- backed securities. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. See Note 19 for additional information related to derivatives and financial instruments.
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
GOODWILL AND OTHER INTANGIBLES — The Company’s 2003 acquisition of First Commerce generated goodwill of $10,763,447 and core deposit intangible assets of $630,013. The Company uses a non-amortization approach to account for purchased goodwill and other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $280,636, net of accumulated amortization of $349,377, as of December 31, 2006. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $85,914, $97,368, and $108,819 for the years ended December 31, 2006, 2005 and 2004, respectively. Projected amortization expense for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $74,000, $63,000, $52,000, $40,000, and $29,000, respectively.
Under generally accepted accounting principles, the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment tests as of May 31, 2006, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicated that goodwill has been impaired.

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
INCOME AND EXPENSES — The Company uses the accrual method of accounting. The recognition of certain loan origination fee income and certain loan origination costs is deferred when such loans are originated and amortized over the life of the loan.
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
During 2006, the Company declared a 5-for-4 stock split effected in the form of a stock dividend payable September 25, 2006 to stockholders of record on September 11, 2006. Per share amounts, average shares, and option shares for periods ended prior to September 25, 2006 have been adjusted to reflect the split.
STOCK-BASED COMPENSATION — The Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective transition method effective the first quarter of 2006 for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $21,016 as pre-tax stock-based employee compensation expense for 2006. The impact of stock-based compensation on the statements of income, statements of cash flow, and earnings per share are immaterial to the overall financial statements. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the pre-tax expense for 2005 and 2004 would have been $36,847 and $68,318, respectively, and would not have effected the reported earnings per share for 2005 or 2004.
The Company estimated aggregate option values of $4.66, $5.51 and $6.00 for 2006, 2005 and 2004, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2006	2005	2004
Risk-free rate	5.00%	4.03%	3.45%
Average expected term (years)	5.6 years	5.6 years	5.6 years
Expected volatility	34.24%	37.53%	41.04%
Expected dividend yield	2.85%	2.96%	2.61%
Expected turnover	8.66%	8.76%	8.96%
LOANS HELD FOR SALE AND DERIVATIVE FINANCIAL INSTRUMENTS — Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis, and are sold with servicing released. Gains and losses on sales of loans held for sale are included in mortgage banking income in the consolidated statement of income. Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.
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

NEW ACCOUNTING STANDARDS — In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting or Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007 and does not expect the adoption of SFAS No. 156 to have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.
In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.
In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FASB No. 158”), which requires a calendar year-end company with publicly traded equity securities that sponsors a post- retirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. Prospective application of FASB No. 158 is required for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities. The adoption of FASB No. 158 did not have a material impact on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 and the resulting impact on its consolidated financial statements is disclosed in Note 16.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2006 and 2005 are as follows:

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2006:

U. S. Treasury due:
After 1 year but within 5 years	$5,120,838	$—	$127,088	$4,993,750

Total U.S. Treasury	5,120,838	—	127,088	4,993,750

U. S. Government agencies due:
Within 1 year	7,961,624	—	127,194	7,834,430
After 1 year but within 5 years	103,623,668	22,998	1,701,502	101,945,164
After 5 years but within 10 years	1,999,339	—	38,880	1,960,459

Total U.S. Government agencies	113,584,631	22,998	1,867,576	111,740,053

State and local due:
After 1 year but within 5 years	718,083	—	9,970	708,113
After 5 years but within 10 years	2,014,392	4,922	4,618	2,014,696
After 10 years	2,817,468	9,452	16,627	2,810,293

Total state and local	5,549,943	14,374	31,215	5,533,102

Others due:
After 10 years	3,545,551	218,126	24,917	3,738,760
Equity securities	8,030,380	437,887	161,356	8,306,911

Total others	11,575,931	656,013	186,273	12,045,671

Total available for sale	$135,831,343	$693,385	$2,212,152	$134,312,576

HELD TO MATURITY
At December 31, 2006:

State and local due:
Within 1 year	$5,567,780	$12,419	$225	$5,579,974
After 1 year but within 5 years	22,203,573	376,441	—	22,580,014
After 5 years but within 10 years	4,973,161	207,551	—	5,180,712
After 10 years	2,509,078	170,123	—	2,679,201

Total state and local	35,253,592	766,534	225	36,019,901

Total held to maturity	$35,253,592	$766,534	$225	$36,019,901

Sales and calls of securities available for sale for the year ended December 31, 2006 resulted in $126,306 realized gains and $37,445 realized losses. Calls of securities held to maturity resulted in gross gains of $2,456 and no losses in 2006.

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
Sales and calls of securities available for sale for the year ended December 31, 2004 resulted in no realized gains or losses. Calls of securities held to maturity resulted in gross gains of $14,347, and no losses in 2004.
Securities with an amortized cost of $54,019,484 and $64,684,143 were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2006 and 2005, respectively.

Securities with unrealized losses at December 31, 2006 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

2006
U.S. Treasury	$—	$—	$4,993,750	$ (127,088)	$4,993,750	$ (127,088)
U.S. Government agencies	25,371,398	(89,916)	77,373,818	(1,777,661)	102,745,216	(1,867,577)
State and local	559,887	(225)	3,976,365	(31,215)	4,536,252	(31,440)
Others	—	—	4,680,266	(186,272)	4,680,266	(186,272)

Total temporarily impaired	$25,931,285	$ (90,141)	$91,024,199	$(2,122,236)	$116,955,484	$(2,212,377)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market interest rates decline.
U.S. Treasury/U.S. Government agency obligations — The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of the U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.
State and local government obligations — The unrealized losses on the company’s investments in State and local government obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The issuers have the ability to increase tax revenues if necessary to fulfill their obligations. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.
Others
Marketable equity securities — The Company’s investments in marketable equity securities consist primarily of investments of mutual funds of U.S. government income trusts. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.
Investments in equity securities carried at cost — The aggregate cost of the Company’s cost-method investments totaled $2,961,200 at December 31, 2006, which were investments in common stock of the Federal Home Loan Bank. Because of the redemption provisions of these entities, the Company estimates that the fair value equals the cost of investments on those investments, and the investments are not impaired.

3. LOANS
Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2006 and 2005, classified by type, are as follows:

	2006	2005
Real estate:
Construction	$161,071,478	$125,555,445
Mortgage	488,347,172	455,322,477
Commercial, financial and agricultural	248,690,527	231,228,504
Consumer	15,316,637	20,910,544
All other loans	742,430	915,154

	914,168,244	833,932,124
Deferred origination fees, net	(1,676,508)	(1,484,976)

Total	$912,491,736	$832,447,148

Nonperforming assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Nonaccrual loans	$9,288,977	$6,423,997
Loans 90 days or more and still accruing interest	5,074,178	4,208,032
Foreclosed properties	1,162,448	925,984

Total	$15,525,603	$11,558,013

If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been higher by $1,002,915 in 2006, $425,170 in 2005 and $408,114 in 2004. Interest income recognized on nonaccrual loans for 2006, 2005 and 2004 was $219,570, $12,484, and $65,024, respectively.
Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2006 and 2005, directors’ and principal officers’ direct and indirect indebtedness to the Bank was an aggregate amount of $3,071,126 and $3,164,510, respectively. During 2006, additions to such loans were $1,727,583 and repayments totaled $1,820,967. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Balance at beginning of year	$13,923,884	$13,665,013	$10,798,897

Loans charged off:
Real estate	1,707,800	919,071	929,609
Commercial, financial and agricultural	2,807,522	3,484,172	1,040,391
Credit cards and related plans	25,559	45,150	87,711
Installment loans to individuals	410,378	540,254	683,282
Demand deposit overdraft program	251,320	261,789	297,456

Total charge-offs	5,202,579	5,250,436	3,038,449

Recoveries of loans previously charged off:
Real estate	83,508	62,957	23,675
Commercial, financial and agricultural	282,099	29,004	70,245
Credit cards and related plans	9,927	3,492	3,925
Installment loans to individuals	138,427	41,662	220,389
Demand deposit overdraft program	138,339	178,290	147,171

Total recoveries	652,300	315,405	465,405

Net charge-offs	4,550,279	4,935,031	2,573,044

Provision for loan losses	6,413,509	5,193,902	5,439,160

Balance at end of year	$15,787,114	$13,923,884	$13,665,013

Ratio of net charge-offs during the year to average loans outstanding during the year	0.52%	0.61%	0.35%
At December 31, 2006 and 2005, the recorded investment in loans that are considered to be impaired, including accrued interest, was $15,515,924 ($9,345,888 of which is on a nonaccrual basis) and $11,046,163 ($6,620,701 of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2006 and 2005 is not significantly different from the balance at December 31, 2006 and 2005. The related allowance for loan losses for these loans was $3,926,439 and $3,248,549 at December 31, 2006 and 2005, respectively. The allowance for impaired loans increased $677,890, or 20.87%, while the total investment in impaired loans increased $4,469,761, or 40.46%. For the years ended December 31, 2006, 2005 and 2004, the Bank recognized interest income on those impaired loans of $480,082, $325,266 and $266,829, respectively.

5. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2006 and 2005 follow:

			Premises and
		Accumulated	Equipment,
	Cost	Depreciation	Net
At December 31, 2006:
Land	$2,813,762	$—	$2,813,762
Buildings	9,837,071	3,995,756	5,841,315
Leasehold improvements	567,986	213,745	354,241
Furniture, equipment and vehicles	13,839,207	10,695,519	3,143,688
Capitalized leases	1,212,743	50,100	1,162,643
Construction in progress	110,426	—	110,426

Total	$28,381,195	$14,955,120	$13,426,075

At December 31, 2005:
Land	$3,241,745	$—	$3,241,745
Buildings	11,405,532	3,825,997	7,579,535
Leasehold improvements	322,817	114,282	208,535
Furniture, equipment and vehicles	12,768,518	9,476,983	3,291,535
Construction in progress	484,526	—	484,526

Total	$28,223,138	$13,417,262	$14,805,876

6. OTHER INCOME AND EXPENSES
For the years ended December 31, 2006, 2005 and 2004, items included in service charges on deposit accounts and other expenses that exceeded 1% of total revenues are set forth below.

	2006	2005	2004
Items included in service charges on deposit accounts
Fees from demand deposit overdrafts	$4,085,249	$3,973,899	$3,740,312

Items included in other expenses
Telephone	780,690	690,486	768,781
Marketing	923,910	806,866	820,892
7. INCOME TAXES
The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 follow.

	2006	2005	2004
Income tax provision
Current	$11,515,382	$8,361,465	$7,660,208
Deferred	(1,635,483)	(482,929)	(1,517,901)

Total	$9,879,899	$7,878,536	$6,142,307

Changes in deferred taxes of $86,429, $(892,884) and $(350,230) related to unrealized gains and losses on securities available for sale during 2006, 2005 and 2004, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of $(16,197) and $14,635 related to unrealized gains and losses on mortgages held for sale were allocated to other comprehensive income during 2006 and 2005, respectively.
A reconciliation of reported income tax expense for the years ended December 31, 2006, 2005 and 2004 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows.

	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%

Tax provision at statutory rate	$9,769,175	$8,010,828	$6,601,184
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(668,203)	(765,073)	(888,588)
State income taxes net of federal tax benefit	1,011,745	790,801	606,663
Other	(232,818)	(158,020)	(176,952)

Income tax provision	$9,879,899	$7,878,536	$6,142,307

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$6,232,594	$—	$6,232,594
Excess tax over book depreciation	—	(362,137)	(362,137)
Unrealized losses on securities available for sale	605,587	—	605,587
Unrealized losses on mortgage derivative instruments	40,046	—	40,046
Other, net	2,302,881	(923,071)	1,379,810

Total	$9,181,108	$(1,285,208)	$7,895,900

	December 31, 2005
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$5,506,001	$—	$5,506,001
Excess tax over book depreciation	—	(614,166)	(614,166)
Unrealized losses on securities available for sale	692,017	—	692,017
Unrealized losses on mortgage derivative instruments	23,849	—	23,849
Other, net	1,671,459	(948,510)	722,949

Total	$7,893,326	$(1,562,676)	$6,330,650

The net deferred tax asset is included in “other assets” on the balance sheet.
Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

8. STOCK OPTIONS
At December 31, 2006, 2005 and 2004, 207,210, 271,890 and 297,298 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 309,774 shares at December 31, 2006, 296,495 shares at December 31, 2005, and 293,041 shares at December 31, 2004. Option prices are established at market value on the dates granted by the Board of Directors. Option shares and option prices have been restated for the 5-for-4 stock split effected in the form of a stock dividend payable September 25, 2006 to stockholders of record on September 11, 2006.
A summary of the status of the Company’s incentive stock option plans at December 31, 2006, 2005 and 2004 and changes during the years then ended are presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	271,890	$12.90	297,298	$12.54	425,113	$11.66
Granted	2,500	15.36	3,125	14.28	11,250	14.50
Exercised	51,401	11.97	21,954	7.49	107,033	8.72
Expired, forfeited or canceled	15,779	16.81	6,579	15.38	32,032	14.34

Outstanding at end of year	207,210	$12.86	271,890	$12.90	297,298	$12.54

Options exercisable at end of year	194,210	$12.74	253,515	$12.78	264,464	$12.33

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2006 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2006	Life (years)	Price	2006	Price
$ 0.00 — 8.25	37,980	2.9	$6.44	37,980	$6.44
8.26 — 10.25	41,127	3.1	8.92	41,127	8.92
10.26 — 14.25	33,738	0.9	13.91	29,238	13.87
14.26 — 15.25	42,051	2.6	14.56	37,301	14.56
15.26 — 18.25	6,718	2.9	15.71	2,968	15.87
18.26 — 20.25	44,815	1.4	18.97	44,815	18.97
20.26 — 26.50	781	1.4	20.96	781	20.96

7.18 — 26.20	207,210	2.2	$12.86	194,210	$12.74

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

9. EMPLOYEE BENEFIT PLANS
The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. The Company’s expense totaled $1,597,543, $1,434,210, and $676,507 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Bank sponsors non-tax qualified profit-sharing supplemental executive retirement plans for certain executive officers, which allow the Bank to supplement the level of the executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. The Company’s expense totaled $33,365, $37,403, and $16,609 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Bank sponsors a non-tax qualified Supplemental Executive Retirement Plan for its officers (“Officers’ SERP”) to supplement the benefit each officer can receive under the Bank’s tax-qualified profit sharing retirement plan. Once the officer has completed 7 full years of service with the Bank, the Officers’ SERP is designed to provide a benefit to the officer at the normal retirement age of 65, or thereafter, or an early retirement age of 50. Benefits are payable for 10 years for certain officers or life for certain officers. Actual retirement benefits payable under the Officers’ SERP are dependent on an indexed retirement benefit formula, which accrues benefits equal to the excess of the aggregate annual after-tax income from associated life insurance contracts over the Bank’s opportunity costs related to the Officers’ SERP. Retirement benefits payable under the Officers’ SERP are dependent on the performance of insurance contracts, which is not guaranteed by the Bank. In the event of an officer’s termination of employment for any reason, other than for cause, the officer is 100% vested after 7 or more full years of service with the Bank after the officer has attained the age of 18. In the event of the officer’s termination of employment due to disability or change of control of the Company or the Bank, payments from the plan would begin at the officer’s normal or early retirement age and the officer would be 100% vested in the entire retirement benefit amount. The present value of the post retirement benefits for each participant are accounted for in a rational and systematic manner over the working life of each participant.
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
The Bank purchases bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. During 2006, an additional $6,370,000 was invested in BOLI for 14 participants added during the year. During 2005, the Bank made additional investments in BOLI of $1,420,000 for two participants added during the year. As of December 31, 2006, and 2005, cash values from the BOLI policies equaled $26,925,411 and $19,692,889, respectively. The accrued liability for the Officers’ SERP amounted to $2,633,975 and $2,119,682 at December 31, 2006, and 2005, respectively, and is included in other liabilities. Total expenses for 2006 and 2005, were $608,913 and $628,604, respectively, for retirement benefits and plan related costs. As of December 31, 2006, the Officers’ SERP had 58 participants.
Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Total expenses were $99,564, $129,951 and $132,104 for the years ended December 31, 2006, 2005 and 2004, respectively.

10. LEASES
LESSEE — CAPITALIZED — The Company’s subsidiaries lease certain premises under capitalized lease agreements. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are included in other liabilities on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment as of December 31, 2006 is $1,212,743 as the capitalized cost of these leases and accumulated amortization of $50,100.
As of December 31, 2006, future minimum lease payments under noncancelable capitalized leases are as follows:

Year	Payments
2007	$300,221
2008	237,567
2009	237,567
2010	237,567
2011	237,567
2012 and thereafter	1,806,590

Total minimum lease payments	3,057,078
Less amount representing interest	(1,803,263)

Present value of net minimum lease payments	$1,253,815

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2006, future minimum lease payments under noncancelable operating leases are as follows:

Year	Payments
2007	$701,762
2008	425,326
2009	328,366
2010	294,387
2011	314,456

Total	$2,064,297

Rental expense charged to operations under all operating lease agreements was $970,947, $1,046,849 and $882,086 for the years ended December 31, 2006, 2005 and 2004, respectively.
In September 2003, the Company entered into commercial leases with Salem Investors, LLC, a company jointly owned by the chief executive officer and a senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. Facility construction was completed in the third quarter of 2004. The leases commenced on September 1, 2004 and have an initial lease term of seven years. Based on a fairness opinion obtained from an independent third party expert, the Company has determined that the leases are on terms comparable to similar properties in the area and that the leases are in the best interests of the Company’s community banking and mortgage banking operations. Total lease payments were paid to the related party under this lease of $270,000 during each year of 2006 and 2005, and $51,715 during 2004.

11. OVERNIGHT AND SHORT-TERM BORROWED FUNDS
Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds are summarized as follows:

	December 31,
	2006	2005
Overnight borrowings
Bank of Granite Corporation:
Commercial deposits swept into commercial paper	$29,662,145	$26,790,353
Bank of Granite:
Securities sold under agreements to repurchase	1,490,323	947,290

Total overnight borrowings	31,152,468	27,737,643
Short-term borrowings
Bank of Granite:
Short-term borrowings from the Federal Home Loan Bank	8,000,000	12,000,000
Granite Mortgage:
Warehouse line of credit	18,487,421	17,335,942

Total short-term borrowings	26,487,421	29,335,942

Total overnight and short-term borrowings	$57,639,889	$57,073,585

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds follows:
Overnight borrowings

	December 31,
	2006	2005	2004
Balance outstanding at end of year	$31,152,468	$27,737,643	$71,748,432
Maximum outstanding at any month-end during the year	35,785,626	67,618,194	72,391,061
Average daily balance outstanding during the year	29,805,688	39,006,233	35,575,198
Average interest rate during the year	3.20%	1.85%	1.38%
Average interest rate at end of year	3.70%	1.33%	2.03%

Other short-term borrowings*

December 31,
2006
Balance outstanding at end of year	$26,487,421
Maximum outstanding at any month-end during the year	35,328,260
Average daily balance outstanding during the year	31,583,260
Average interest rate during the year	5.74%
Average interest rate at end of year	6.16%

*	Included in other borrowings for prior years
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2006 and 2005, this line of credit was $40,000,000, of which $18,487,421 and $17,335,942, respectively, were outstanding at year end. Outstanding balances at year end for loan disbursement overdraft protection, which were funded by this line of credit, were $2,058,877 and $3,234,064, for 2006 and 2005, respectively. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold and construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, the Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of non- performing assets to stockholders’ equity and loan loss reserves, and its regulatory capital ratios. As of December 31, 2006, the Company was in compliance with all financial covenants.

12. LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:

	December 31, 2006
	2006	2005
Bank of Granite Corporation:
Unsecured line of credit at 30-day LIBOR plus 1.20% due June 30, 2009	$5,000,000	$—
Junior subordinated debt to unconsolidated trusts at 60-day LIBOR plus 3.75%, due December 8, 2031 callable on or after December 8, 2006 (1)	—	5,000,000
Bank of Granite:
Federal Home Loan Bank convertible advance at 4.78% due February 1, 2011 callable on or after February 1, 2006 (2)	—	2,000,000
Federal Home Loan Bank convertible advance at 5.22% due March 9, 2011 callable on March 9, 2006	3,140,885	3,000,000
Federal Home Loan Bank convertible advance at 3.24% due September 20, 2012 callable on September 20, 2007	7,000,000	7,000,000

(1)	The Company called this debt on December 8, 2006.

(2)	The Federal Home Loan Bank called this advance on February 1, 2006.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2006, the Company owed $5,000,000 under this line of credit and was in compliance with all financial covenants.
Through its acquisition of First Commerce, the Company acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. This security, bearing a variable interest rate based on the sixty-day LIBOR plus 375 basis points, with maturity in 2031, was called on December 8, 2006.
13. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits as of December 31, 2006 are as follows:

Year	Maturities
2007	$392,951,781
2008	28,716,388
2009	14,439,277
2010	13,631,754

Total	$449,739,200

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 46,064, 59,590 and 57,325 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of common shares. Following is the reconciliation of EPS for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
BASIC EARNINGS PER SHARE
Net income	$18,032,029	$15,009,544	$12,718,220

Divide by: Weighted average shares outstanding	16,048,439	16,413,742	16,849,526

Basic earnings per share	$1.12	$0.91	$0.75

DILUTED EARNINGS PER SHARE
Net income	$18,032,029	$15,009,544	$12,718,220

Divide by: Weighted average shares outstanding	16,048,439	16,413,742	16,849,526
Potentially dilutive effect of stock options	55,579	55,305	62,393

Weighted average shares outstanding, including potentially dilutive effect of stock options	16,104,018	16,469,047	16,911,919

Diluted earnings per share	$1.12	$0.91	$0.75

15. REGULATION AND REGULATORY RESTRICTIONS
The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2006, the Bank had undivided profits, as defined, of $101,574,587.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of December 31, 2006, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.
The Company’s actual capital amounts and ratios are also presented in the table:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital to risk weighted assets	$148,898	15.05%	$79,154	8.00%	$98,943	10.00%
Tier I capital to risk weighted assets	136,363	13.78%	39,577	4.00%	59,366	6.00%
Tier I capital to average assets	136,363	11.56%	47,173	4.00%	58,966	5.00%

As of December 31, 2005
Total capital to risk weighted assets	$146,290	16.10%	$72,694	8.00%	$90,868	10.00%
Tier I capital to risk weighted assets	134,797	14.83%	36,347	4.00%	54,521	6.00%
Tier I capital to average assets	134,797	12.37%	43,597	4.00%	54,496	5.00%
The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $6,280,000 for the year ended December 31, 2006. The Bank maintained average reserve balances in excess of the requirements.

16. ADOPTION OF STAFF ACCOUNTING BULLETIN NUMBER 108
The Company adopted SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, during the year ended December 31, 2006. Traditionally, there have been two widely recognized methods for quantifying the effect of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. The Company has previously used the roll-over method for quantifying identified financial statement misstatements.
SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, and how and when it arose.
The Company historically recorded its cash dividends on a cash basis and should have recorded them on an accrual basis. The adjustment recorded as of January 1, 2006 was $1,807,501. The Company elected to use the cumulative effect transition method in connection with the preparation of its financial statements for the year ending December 31, 2006. The company evaluated this error under the roll-over method and concluded it was immaterial.
17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
Condensed Balance Sheets	2006	2005
Assets:
Cash on deposit with bank subsidiary	$34,436,675	$31,622,272
Investment in subsidiary bank at equity	137,242,831	129,398,857
Investment in subsidiary mortgage bank at equity	6,394,216	6,014,733
Other investments	4,858,767	4,662,545
Other assets	254,987	246,935

Total	$183,187,476	$171,945,342

Liabilities and Stockholders’ Equity:
Other borrowings	$34,662,145	$31,790,353
Other liabilities	2,091,827	306,998
Stockholders’ equity	146,433,504	139,847,991

Total	$183,187,476	$171,945,342

	For the Years Ended December 31,
Condensed Results of Operations	2006	2005	2004
Equity in earnings of subsidiary bank:
Dividends	$11,210,739	$15,576,244	$15,353,514
Earnings retained	7,755,466	(272,183)	(2,459,608)
Equity in earnings of subsidiary mortgage bank:
Dividends	—	203,360	853,005
Earnings retained	400,671	118,103	(318,375)
Income (expenses), net	(1,334,847)	(615,980)	(710,316)

Net income	$18,032,029	$15,009,544	$12,718,220

Condensed Cash Flow

Cash flows from operating activities:
Net income	$18,032,029	$15,009,544	$12,718,220

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,156,138)	154,079	2,777,983
Stock-based compensation expense	21,016	—	—
Premium amortization and discount accretion, net	(2,315)	(2,248)	(2,090)
Gains on sales or calls of securities available for sale	(117,557)	(147,323)	—
Decrease (increase) in interest receivable	4,196	—	(711)
Increase in interest payable	910	—	—
Decrease (increase) in other assets	(3,800)	69,950	637,544
Increase (decrease) in other liabilities	(299,174)	118,788	31,562

Net cash provided by operating activities	9,479,167	15,202,790	16,162,508

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	398,118	4,122	204,089
Proceeds from sales of securities available for sale	484,913	280,319	—
Purchases of securities available for sale	(895,027)	(100,000)	(700,000)

Net cash provided (used) by investing activities	(11,996)	184,441	(495,911)

Cash flows from financing activities:
Net increase in overnight borrowings	2,871,792	2,962,798	6,411,501
Net proceeds from issuance of common stock	615,199	164,396	933,748
Net dividends paid	(7,485,134)	(6,979,081)	(6,621,140)
Purchases of common stock for treasury	(2,643,410)	(8,092,457)	(7,439,376)
Cash paid for fractional shares	(11,215)	—	—

Net cash used by financing activities	(6,652,768)	(11,944,344)	(6,715,267)

Net increase in cash	2,814,403	3,442,887	8,951,330
Cash at beginning of year	31,622,272	28,179,385	19,228,055

Cash at end of year	$34,436,675	$31,622,272	$28,179,385

Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$1,328,081	$670,835	$555,572
Transfer from surplus to common stock due to stock split	3,783,591	—	—

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

	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$175,874,722	$158,256,508
Standby letters of credit	5,911,050	3,273,905

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$9,030,913	$12,348,187
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

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$49,981,255	$49,981,255	$57,481,919	$57,481,919
Marketable securities	169,566,168	170,332,477	153,682,706	154,832,437
Loans	896,704,622	892,835,083	818,523,264	813,681,236
Mortgage loans held for sale	11,796,899	12,019,532	14,219,444	14,219,444
Liabilities:
Demand deposits	514,097,492	514,097,492	475,633,396	475,633,396
Time deposits	449,739,200	449,258,732	403,478,029	401,968,659
Overnight borrowings	31,152,468	31,152,468	27,737,643	27,737,643
Other borrowings	43,687,183	43,267,469	49,675,003	49,506,400

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	175,874,722	—	158,256,508
Standby letters of credit	—	5,911,050	—	3,273,905
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
The fair values of derivatives are obtained from dealer quotes with whom Granite Mortgage does business.

20. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2006.
Derivative Financial Instruments

	December 31, 2006
		Estimated
	Notional	Fair
	Amount	Value
Mortgage interest rate lock commitments	$5,836,250	$(112,427)
Forward commitments and options to sell mortgage-backed securities	9,030,913	12,311

Total	$14,867,163	$(100,116)

The notional amount of forward commitments and options to sell mortgaged-backed securities was $12,348,187 with an estimated fair value included in other liabilities of $83,865 at December 31, 2005.
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2006 was not material.
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
The following table presents selected financial information for reportable business segments for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
COMMUNITY BANKING
Net interest income	$52,561,122	$45,156,254	$38,754,743
Provision for loan losses	6,365,509	5,157,902	5,431,160
Noninterest income	8,414,578	7,773,274	7,413,753
Noninterest expense	26,031,199	24,803,256	22,057,715
Income before income taxes	28,578,992	22,968,370	18,679,621
Net income	18,966,205	15,304,061	12,893,906
Identifiable segment assets	1,166,170,945	1,074,552,282	991,369,653

MORTGAGE BANKING
Net interest income	3,225,374	3,186,195	3,673,497
Provision for loan losses	48,000	36,000	8,000
Noninterest income	3,974,980	3,990,690	3,844,297
Noninterest expense	6,484,571	6,605,195	6,618,572
Income before income taxes	667,783	535,690	891,222
Net income	400,671	321,463	534,630
Identifiable segment assets	28,557,035	27,522,124	36,326,380

ALL OTHER
Net interest expense	(1,022,943)	(356,519)	(270,336)
Noninterest income	117,557	147,323	(1,327)
Noninterest expense	429,461	406,784	438,653
Loss before income taxes	(1,334,847)	(615,980)	(710,316)
Net loss	(1,334,847)	(615,980)	(710,316)
Identifiable segment assets	5,044,493	4,649,616	4,542,416

TOTAL SEGMENTS
Net interest income	54,763,553	47,985,930	42,157,904
Provision for loan losses	6,413,509	5,193,902	5,439,160
Noninterest income	12,507,115	11,911,287	11,256,723
Noninterest expense	32,945,231	31,815,235	29,114,940
Income before income taxes	27,911,928	22,888,080	18,860,527
Net income	18,032,029	15,009,544	12,718,220
Identifiable segment assets	1,199,772,473	1,106,724,022	1,032,238,449
* * * * *

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
BANK OF GRANITE CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2006 AND 2005

2006	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$19,739,945	$21,484,708	$22,445,968	$22,871,162
Interest expense	6,621,011	7,516,259	8,652,585	8,988,375

Net interest income	13,118,934	13,968,449	13,793,383	13,882,787
Provision for loan losses	1,235,012	1,914,540	1,387,678	1,876,279

Net interest income after provision for loan losses	11,883,922	12,053,909	12,405,705	12,006,508
Other income	3,001,256	3,293,910	3,184,070	3,027,879
Other expense	8,043,318	8,384,795	8,488,501	8,028,617

Income before income taxes	6,841,860	6,963,024	7,101,274	7,005,770
Income taxes	2,395,034	2,501,003	2,519,079	2,464,783

Net income	$4,446,826	$4,462,021	$4,582,195	$4,540,987

Net income per share
Basic*	$0.28	$0.28	$0.29	$0.28
Diluted*	0.28	0.28	0.29	0.28
Average shares outstanding
Basic*	16,097,986	16,057,941	16,017,290	16,021,912
Diluted*	16,152,821	16,107,931	16,071,740	16,081,234

2005	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$14,961,878	$16,313,361	$17,894,355	$18,989,480
Interest expense	4,075,652	4,687,864	5,361,342	6,048,286

Net interest income	10,886,226	11,625,497	12,533,013	12,941,194
Provision for loan losses	1,230,119	891,710	1,601,680	1,470,393

Net interest income after provision for loan losses	9,656,107	10,733,787	10,931,333	11,470,801
Other income	2,457,747	3,152,370	3,337,711	2,963,459
Other expense	7,314,624	7,936,945	7,898,217	8,665,449

Income before income taxes	4,799,230	5,949,212	6,370,827	5,768,811
Income taxes	1,613,993	2,041,182	2,231,423	1,991,938

Net income	$3,185,237	$3,908,030	$4,139,404	$3,776,873

Net income per share
Basic*	$0.19	$0.24	$0.25	$0.23
Diluted*	0.19	0.24	0.25	0.23
Average shares outstanding
Basic*	16,606,046	16,479,468	16,334,298	16,239,930
Diluted*	16,653,464	16,527,053	16,391,776	16,295,485

The quarterly financial data may not aggregate to annual amounts due to rounding.

*	Amounts reflect the 5-for-4 stock split distributed September 25, 2006.
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as described in Item 304 of Regulation S-K.

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
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Bank of Granite Corporation and subsidiaries (the Company) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.
Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2006.

/s/ Bank of Granite BANK OF GRANITE CORPORATION
Granite Falls, North Carolina
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Bank of Granite Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bank of Granite Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Bank of Granite Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bank of Granite Corporation as of and for the year ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 9, 2007
ITEM 9B — OTHER INFORMATION
Not applicable.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2007 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2007 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-end Option Values,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Change-of-Control Agreements and Employment Contracts,” and “Compensation Committee Report on Executive Officer Compensation.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2007 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” and “Change-of-Control Agreements and Employment Contracts.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2007 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in the definitive proxy materials of the Company filed in connection with its 2007 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
• Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

(a)1.	Financial Statements

The information required by this item is set forth under Item 8.

2.	Financial Statement Schedules

The information required by this item is set forth in the “Notes to Consolidated Financial Statements” under Item 8.

3.	Exhibits

3.1	Certificate of Incorporation

Bank of Granite Corporation’s Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 is incorporated herein by reference.

3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003 is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation, as amended, are included in Exhibit 3.1.

10.	Material Contracts

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2	Bank of Granite Supplemental Executive Retirement Plan filed as Exhibit 10.2. to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference.**

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-29157) on June 13, 1997 is incorporated herein by reference.**

10.4.	Amended and Restated Employment and Noncompetition Agreement, dated May 1, 2003, between GLL & Associates, Inc and Gary L Lackey filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is incorporated herein by reference.**

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-61640) on May 25, 2001 is incorporated herein by reference.**

10.7	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.8	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.9	Executive Supplemental Retirement Plan Executive Agreement, dated March 30, 2005 between the Bank and R. Scott Anderson filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference.**

10.10	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.11	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.12	Change of Control Agreement, dated June 22, 2004, between the Company and R. Scott Anderson filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.**

10.13	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, of the Registrant’s Current Report on Form 8-K, dated April 17, 2006, is incorporated herein by reference.**

10.14	Written Description of Executive Officer Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K of the Registrant’s Current Report on Form 8-K, dated December 18, 2006, is incorporated herein by reference.**

10.15	Consulting Agreement, dated December 19, 2005, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2005, is incorporated herein by reference.

10.16	Change of Control Agreement, dated January 1, 2002, between the Company and D. Mark Stephens.**

10.17	Executive Supplemental Retirement Plan Executive Agreement, dated January 26, 2002, Amended December 29, 2005, between the Bank and D. Mark Stephens.**

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1, “Summary of Significant Accounting Policies.”

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION
By:	/s/ Charles M. Snipes
Charles M. Snipes
Chairman and Chief Executive Officer
March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Snipes Charles M. Snipes	Chairman and Chief Executive Officer	March 15, 2007

/s/ Kirby A. Tyndall	Secretary, Treasurer,	March 15, 2007
Kirby A. Tyndall	Chief Financial Officer and Principal Accounting Officer

/s/ John N. Bray John N. Bray	Director	March 15, 2007

/s/ Joseph D. Crocker Joseph D. Crocker	Director	March 15, 2007

/s/ Leila N. Erwin Leila N. Erwin	Director	March 15, 2007

/s/ Paul M. Fleetwood, III Paul M. Fleetwood, III	Director	March 15, 2007

/s/ Hugh R. Gaither Hugh R. Gaither	Director	March 15, 2007

/s/ James Y. Preston James Y. Preston	Director	March 15, 2007

/s/ Charles M. Snipes Charles M. Snipes	Director	March 15, 2007

/s/ Boyd C. Wilson, Jr. Boyd C. Wilson, Jr.	Director	March 15, 2007

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page

3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan**	*

10.3	Bank of Granite Corporation’s 1997 Incentive Stock Option Plan	*

10.4	Amended and Restated Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey**	*

10.5	Bank of Granite Corporation’s 2001 Incentive Stock Option Plan**	*

10.7	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes**	*

10.8	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall**	*

10.9	Executive Supplemental Retirement Plan Executive Agreement between the Bank and R. Scott Anderson**	*

10.10	Change of Control Agreement between the Company and Charles M. Snipes**	*

10.11	Change of Control Agreement between the Company and Kirby A. Tyndall**	*

10.12	Change of Control Agreement between the Company and R. Scott Anderson**	*

10.13	Written Description of Director Compensation**	*

10.14	Written Description of Executive Officer Compensation**	*

10.15	Consulting Agreement between the Company and John A. Forlines, Jr.	*

10.16	Change of Control Agreement between the Company and D. Mark Stephens**	Filed herewith

10.17	Amended Executive Supplemental Retirement Plan Executive Agreement between the Bank and D. Mark Stephens**	Filed herewith

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

23.2	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference

**	Management compensatory plan or arrangement