Form 10-Q
period 2007-03-31
BANK OF GRANITE CORP
filed 2007-05-10
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Common stock, $1 par value
15,988,578 shares outstanding as of April 30, 2007

Exhibit Index begins on page 35

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$25,139	$29,566
Interest-bearing deposits	15,332	4,715
Federal funds sold	900	15,700

Total cash and cash equivalents	41,371	49,981

Investment securities:
Available for sale, at fair value	134,083	134,313

Held to maturity, at amortized cost	33,629	35,254

Loans	932,186	912,492
Allowance for loan losses	(16,672)	(15,787)

Net loans	915,514	896,705

Mortgage loans held for sale	17,410	11,797

Premises and equipment, net	13,384	13,426
Accrued interest receivable	8,397	8,621
Investment in bank owned life insurance	28,451	26,925
Intangible assets	11,024	11,044
Other assets	12,370	11,707

Total assets	$1,215,633	$1,199,773

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$151,157	$144,637
NOW accounts	127,471	130,971
Money market accounts	242,331	216,574
Savings accounts	23,830	21,917
Time deposits of $100 or more	199,850	208,911
Other time deposits	230,115	240,827

Total deposits	974,754	963,837
Overnight and short-term borrowings	65,409	59,698
Long-term borrowings	12,596	15,141
Accrued interest payable	3,145	3,327
Other liabilities	11,481	11,337

Total liabilities	1,067,385	1,053,340

Stockholders’ equity:
Common stock, $1.00 par value
Authorized - 25,000 shares
Issued - 18,933 shares in 2007 and 18,922 shares in 2006;
Outstanding - 15,997 shares in 2007 and 16,023 shares in 2006	18,933	18,922
Capital surplus	29,645	29,524
Retained earnings	143,625	141,662
Accumulated other comprehensive loss, net of deferred income taxes	(614)	(974)
Less: Cost of common stock in treasury; 2,936 shares in 2007 and 2,899 shares in 2006	(43,341)	(42,701)

Total stockholders’ equity	148,248	146,433

Total liabilities and stockholders’ equity	$1,215,633	$1,199,773

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of
Income
(unaudited - in thousands except per share data)

	Three Months
	Ended March 31,
	2007	2006
Interest income:
Interest and fees from loans	$19,330	$16,933
Interest and fees from mortgage banking	1,070	951
Federal funds sold	35	108
Interest-bearing deposits	70	84
Investments:
U.S. Treasury	43	43
U.S. Government agencies	1,228	949
States and political subdivisions	431	500
Other	196	170

Total interest income	22,403	19,738

Interest expense:
Time deposits of $100 or more	2,440	2,009
Other time and savings deposits	5,625	3,837
Overnight and short-term borrowings	764	542
Long-term borrowings	131	234

Total interest expense	8,960	6,622

Net interest income	13,443	13,116
Provision for loan losses	1,917	1,235

Net interest income after provision for loan losses	11,526	11,881

Other income:
Service charges on deposit accounts	1,360	1,410
Other service fees and commissions	246	246
Mortgage banking income	895	909
Securities losses	—	(37)
Other	650	473

Total other income	3,151	3,001

Other expenses:
Salaries and wages	4,072	3,833
Employee benefits	1,451	1,094
Occupancy expense, net	604	553
Equipment expense	552	556
Other	1,657	2,004

Total other expenses	8,336	8,040

Income before income taxes	6,341	6,842
Income taxes	2,297	2,395

Net income	$4,044	$4,447

Per share amounts:
Net income — Basic	$0.25	$0.28
Net income — Diluted	0.25	0.28
Cash dividends	0.13	0.11
Book value	9.27	8.65
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of
Comprehensive Income
(unaudited - in thousands)

	Three Months
	Ended March 31,
	2007	2006
Net income	$4,044	$4,447

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	498	(746)
Reclassification adjustment for securities losses included in net income	—	37
Unrealized gains (losses) on mortgage derivative instruments	100	(57)

Other comprehensive income (loss), before tax	598	(766)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(198)	283
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(40)	23

Items of other comprehensive income (loss), net of tax	360	(460)

Comprehensive income	$4,404	$3,987

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (unaudited - in thousands)

	Three Months
	Ended March 31,
	2007	2006
Common stock, $1.00 par value
At beginning of period	$18,922	$15,097
Par value of shares issued under stock option plan	11	8

At end of period	18,933	15,105

Capital surplus
At beginning of period	29,524	32,679
Surplus of shares issued under stock option plan	118	103
Stock-based compensation expense	3	5

At end of period	29,645	32,787

Retained earnings
At beginning of period	141,662	133,208
Cumulative effect of adoption of SAB 108		(1,807)
Net income	4,044	4,447
Dividends	(2,081)	(1,800)

At end of period	143,625	134,048

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(974)	(1,080)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	300	(426)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	60	(34)

At end of period	(614)	(1,540)

Cost of common stock in treasury
At beginning of period	(42,701)	(40,058)
Cost of common stock repurchased	(640)	(1,502)

At end of period	(43,341)	(41,560)

Total stockholders’ equity	$148,248	$138,840

Shares issued
At beginning of period	18,922	15,097
Shares issued under stock option plan	11	8

At end of period	18,933	15,105

Common shares in treasury
At beginning of period	(2,899)	(2,185)
Common shares repurchased	(37)	(76)

At end of period	(2,936)	(2,261)

Total shares outstanding	15,997	12,844

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months
	Ended March 31,
	2007	2006
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$4,044	$4,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	441	402
Provision for loan losses	1,917	1,235
Stock-based compensation expense	3	5
Investment security premium amortization, net	52	82
Acquisition premium amortization (discount accretion), net	(12)	62
Deferred income taxes	(514)	(613)
Losses on sales or calls of securities available for sale	—	37
Originations of loans held for sale	(61,166)	(57,735)
Proceeds from loans held for sale	56,481	57,989
Gains on loans held for sale	(928)	(1,257)
Losses on hedged mortgage loan commitments	100	—
Gains on disposal or sale of equipment	(2)	—
Losses (gains) on disposal or sale of other real estate	6	(40)
Increase in taxes payable	2,130	2,309
Decrease (increase) in accrued interest receivable	224	(601)
Increase (decrease) in accrued interest payable	(182)	293
Increase in cash surrender value of bank owned life insurance	(275)	(224)
Increase in other assets	(402)	(736)
Decrease in other liabilities	(1,983)	(2,076)

Net cash provided by (used in) operating activities	(68)	3,579

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	1,306	10,700
Proceeds from maturities, calls and paydowns of securities held to maturity	1,616	1,345
Proceeds from sales of securities available for sale	1,401	—
Purchase of securities available for sale	(2,022)	(13,323)
Net increase in loans	(20,739)	(24,094)
Investment in bank owned life insurance	(1,251)	(380)
Capital expenditures	(401)	(616)
Proceeds from sale of fixed assets	5	1
Proceeds from sale of other real estate	9	343

Net cash used in investing activities	(20,076)	(26,024)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	30,690	14,399
Net increase (decrease) in time deposits	(19,773)	25,508
Net increase (decrease) in overnight and short-term borrowings	(2,002)	3,144
Net increase (decrease) in long-term borrowings	5,213	(114)
Net proceeds from shares issued under stock option plan	129	111
Dividends paid	(2,083)	(1,808)
Purchases of common stock for treasury	(640)	(1,502)

Net cash provided by financing activities	11,534	39,739

Net increase (decrease) in cash equivalents	(8,610)	17,294
Cash and cash equivalents at beginning of period	49,981	57,482

Cash and cash equivalents at end of period	$41,371	$74,776

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2006 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly-owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
Per share amounts, average shares, and option shares for the period ended March 31, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2007.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(shares in thousands)	2007	2006
Weighted average shares outstanding	16,018	16,098
Potentially dilutive effect of stock options	56	55

Weighted average shares outstanding, including potentially dilutive effect of stock options	16,074	16,153

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2007
(unaudited)
For the three months ended March 31, 2007 and 2006, 46,000 shares and 56,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share common shares because their inclusion would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$180,475	$175,875
Standby letters of credit	6,497	5,911
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
Granite Mortgage classifies its derivative financial instruments as a hedge of an exposure to changes in market value (sales of loans to third parties) (“fair value hedge”). For fair value hedges, changes in the value of the derivatives used as hedges are recognized in net income.
Forward commitments and options to sell mortgage-backed securities as of March 31, 2007 and
December 31, 2006 were $18,471,000 and $9,031,000, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2007
(unaudited)
4. STOCK-BASED COMPENSATION
The Company uses the modified prospective transition method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $3,000 as pre-tax stock-based employee compensation expense for the first quarter of 2007 and $5,000 for the three-month period ended March 31, 2006.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were no options granted during the three-month periods ended March 31, 2007 or 2006.
5. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation resulted in the Company recording goodwill of $10,763,000 and core deposit intangible assets of $630,000. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The following table reflects goodwill and the carrying value of the core deposit intangible asset. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $20,000 for the three-month period ended March 31, 2007. Annual expense is expected to range from approximately $74,000 in 2007 to $29,000 in 2011.

	March 31,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)
Goodwill	$10,763	$10,763

Other identifiable intangible assets
Core deposit intangible assets	630	630
Less accumulated amortization	(369)	(349)

Net other identifiable intangible assets	261	281

Total intangible assets	$11,024	$11,044

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
March 31, 2007
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
March 31, 2007
(unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments as of and for the three-month periods ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
(in thousands)	2007	2006
COMMUNITY BANKING
Net interest income	$12,944	$12,585
Provision for loan losses	1,905	1,223
Noninterest income	2,256	2,092
Noninterest expense	6,771	6,389
Income before income taxes	6,524	7,065
Net income	4,299	4,688
Identifiable segment assets	1,174,501	1,118,721

MORTGAGE BANKING
Net interest income	$748	$707
Provision for loan losses	12	12
Noninterest income	895	909
Noninterest expense	1,451	1,560
Income before income taxes	180	44
Net income	108	26
Identifiable segment assets	36,167	27,671

OTHER
Net interest expense	$(249)	$(176)
Noninterest expense	114	91
Loss before income taxes	(363)	(267)
Net loss	(363)	(267)
Identifiable segment assets	4,965	4,408

TOTAL SEGMENTS
Net interest income	$13,443	$13,116
Provision for loan losses	1,917	1,235
Noninterest income	3,151	3,001
Noninterest expense	8,336	8,040
Income before income taxes	6,341	6,842
Net income	4,044	4,447
Identifiable segment assets	1,215,633	1,150,800

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2007
(unaudited)
7. SUBSEQUENT EVENTS
Our banking subsidiary has loans outstanding to a tool manufacturing company and its owner totaling approximately $10.8 million. The tool manufacturing company was recently awarded a $25 million contract from the United States government that should help it to better meet its operating cash flow and debt service commitments. In April 2007, management decided to place loans totaling approximately $8.8 million to this borrower on nonaccruing status for a period of six months in order to help the borrower become better positioned to perform under its contract with the government. The borrower’s performance under the government contract will determine the borrower’s ability to repay these loans. Management estimates the Bank will forego approximately $360,000 in interest income while these loans are in nonaccruing status.
8. NEW ACCOUNTING STANDARDS
In the first quarter of 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for- sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met. The Company adopted SFAS No. 156 in the first quarter of 2007, and the adoption did not have a material impact on its consolidated financial statements.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of 2007, and the adoption did not have a material impact on its consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2007
(unaudited)
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
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month period ended March 31, 2007. For additional information, please read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Our earnings decreased in the three-month period ended March 31, 2007 when compared to the same period in 2006, primarily due to higher provisions for loan losses needed to increase estimated reserves related to nonperforming loans in our Catawba Valley market area and from the write-off of interest income on loans that were charged off or moved into nonaccruing status during the first quarter. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended March 31,
(in thousands except per share amounts)	2007	2006	% change
Earnings
Net interest income	$13,443	$13,116	2.5%
Provision for loan losses	1,917	1,235	55.2%
Other income	3,151	3,001	5.0%
Other expense	8,336	8,040	3.7%
Net income	4,044	4,447	-9.1%

Per share*
Net income
- Basic	$0.25	$0.28	-10.7%
- Diluted	0.25	0.28	-10.7%

Average for period
Assets	$1,202,007	$1,113,990	7.9%
Loans	927,001	847,371	9.4%
Deposits	960,524	886,464	8.4%
Stockholders’ equity	149,277	140,415	6.3%

Ratios
Return on average assets	1.36%	1.62%
Return on average equity	10.99%	12.84%
Average capital to average assets	12.42%	12.60%
Efficiency ratio	49.54%	49.07%

* Per share amounts for periods prior to September 25, 2006 have been adjusted to reflect the five-for-four split distributed on that date.

Critical Accounting Policies
     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include our accounting for investment securities, mortgage loans held for sale, derivatives, and the allowance for loan losses. In particular, our accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission for additional information regarding all of our critical and significant accounting policies.
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
     Specific allowance is made and maintained to absorb losses for individually identified borrowers. These losses are assessed on an account-by-account basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower, and value of underlying collateral. Included in the review of individual loans are those that are considered to be impaired. Loans that are deemed to be impaired (i.e., probable that we will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). Our policy for recognition of interest income on impaired loans is the same as our interest income recognition policy for non-impaired loans. We discontinue the accrual of interest when the collectibility of interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond our control. For the pools of similar loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates, and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

     INVESTMENT SECURITIES — Non-equity securities not classified as either “held to maturity” securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and our ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than- temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.
     MORTGAGE LOANS HELD FOR SALE — We originate certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in other noninterest income.
     DERIVATIVES AND HEDGING ACTIVITIES — We enter into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date we enter into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).
     Our primary derivative transactions involve risk management derivatives. See “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Changes in Financial Condition
March 31, 2007 Compared With December 31, 2006
     Our total assets increased $15.9 million, or 1.3%, from December 31, 2006 to March 31, 2007. Earning assets increased $19.3 million, or 1.7%, over the same three-month period. As reflected in the table below, loans, our largest earning asset, increased $19.7 million, or 2.2%, primarily because of a $17.9 million, or 2.0%, increase in loans of the Bank, and a $1.8 million, or 11.5%, increase in the level of construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $5.6 million, or 47.6%, due to higher mortgage origination activities. Cash and cash equivalents decreased $8.6 million, or 17.2%, primarily as the result of a $14.8 million decrease in Federal funds sold, partially offset by a $10.6 million increase in interest-bearing deposits. Investment securities decreased $1.9 million, or 1.1%. Investment in bank owned life insurance increased $1.5 million, or 5.7%, primarily due to the Bank’s investment of $1.3 million to provide for supplemental life and retirement benefits for the Bank’s officers.
     Loans at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Real estate — Construction	$147,118	$161,072
Real estate — Mortgage	499,992	488,347
Commercial, financial and agricultural	271,087	248,691
Consumer	15,124	15,317
All other loans	557	742

	933,878	914,169
Deferred origination fees, net	(1,692)	(1,677)

Total loans	$932,186	$912,492

Mortgage loans held for sale	$17,410	$11,797

     A combination of growth in deposits, earnings retained, and an increase in short-term borrowings, partially offset by a decrease in long-term borrowings, funded the asset growth. Our deposits increased $10.9 million, or 1.1%, from December 31, 2006 to March 31, 2007, which we attribute in large part to continued attractive deposit pricing. Noninterest-bearing demand deposits increased $6.5 million, or 4.5%, while interest-bearing demand deposits increased $22.3 million, or 6.4%. The increase in interest-bearing demand deposits reflected a $25.8 million, or 11.9%, increase in money market deposits, partially offset by a $3.5 million, or 2.7%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Savings deposits increased $1.9 million, or 8.7% from December 31, 2006 to March 31, 2007. Time deposits decreased $19.8 million, or 4.4%. Time deposits greater than $100,000 decreased $9.1 million, or 4.3%, and other time deposits decreased $10.7 million, or 4.5%, primarily because of the shift to the more attractive money market pricing cited above. The Company’s loan to deposit ratio was 95.63% as of March 31, 2007 compared to 94.67% as of December 31, 2006, while the Bank’s loan to deposit ratio was 90.75% compared to 89.86%.

     In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2006 to March 31, 2007, other short-term borrowings increased $5.7 million, or 20.0%, reflecting an increase of $7.7 million in short-term borrowings by Granite Mortgage, partially offset by a decrease of $2 million in other short-term borrowings by the Bank. Long-term borrowings decreased $2.5 million, or 16.8%, primarily reflecting a decrease in long-term borrowings of the Company.
     Our total capital increased $1.8 million, or 1.2%, primarily due to earnings retained. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Liquidity, Interest Rate Sensitivity and Market Risks
     The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs of our ongoing operations and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2007, such unfunded commitments to extend credit were $180,475,000, and commitments in the form of standby letters of credit totaled $6,497,000.
     We have a common stock repurchase plan, which we use (1) to reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) to manage capital levels. We repurchase our shares in the open market, subject to legal requirements and the repurchase rules of The NASDAQ Global Select MarketSM, the stock exchange on which our common stock is listed, and through unsolicited privately negotiated transactions. Our share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. We plan to continue to repurchase our shares, subject to regulatory requirements and market conditions, for the foreseeable future, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, we have not historically reissued, nor do we currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

     Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases, though such obligations and the related lease expenses were not material to our financial condition as of March 31, 2007 and December 31, 2006 or our results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At March 31, 2007, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $775,000, or 79.5% of the Bank’s total deposits, compared to $755,000, or 78.3% of the Bank’s total deposits as of December 31, 2006.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2007, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2007, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2007, the Bank had a line of credit with the FHLB totaling approximately $117,773,000, collateralized by its pledged residential and commercial real estate loans, of which approximately $16,000,000 was outstanding and included in other short-term borrowings and approximately $101,773,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of March 31, 2007, the line was secured by $23,908,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of March 31, 2007 and December 31, 2006, this line of credit was $40,000,000.
     We have a $10,000,000 unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2007, we owed $2,500,000 under this line of credit.

     The majority of our deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with our short-term certificates of deposit, have increased the opportunities for deposit repricing. We place great significance on monitoring and managing our asset/liability position. Our policy for managing our interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. Our deposit base is not generally subject to the level of volatility experienced in national financial markets in recent years; however, we do realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, we prepare on a regular basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.
     Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on our analysis, we believe that our balance sheet is slightly asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because a significant portion of our loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.
     We use interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. The sensitivity analysis takes into account the current contractual agreements that we have on deposits, borrowings, loans, investments, and any commitments to enter into those transactions. We monitor interest sensitivity by means of computer models that incorporate the current volumes, average rates, scheduled maturities and payments, and repricing opportunities of asset and liability portfolios. Using this information, our model estimates earnings based on projected portfolio balances under multiple interest rate scenarios. In an effort to estimate the effects of pure interest-rate risk, we assume no growth in our balance sheet, because doing otherwise could have the effect of distorting the balance sheet’s sensitivity to changing interest rates. We simulate the effects of interest rate changes on our earnings by assuming no change in interest rates as our base case scenario and either (1) gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%, as discussed below. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that we would undertake in response to sudden interest rate changes, we believe that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.
     Income simulation through modeling is one tool that we use in the asset/liability management process. We also consider a number of other factors in determining our asset/liability and interest rate sensitivity management strategies. We strive to determine the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies, and any enacted or prospective regulatory changes. Our current and prospective liquidity position, current balance sheet volumes and projected growth, and accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide the information necessary to analyze interest sensitivity and to aid in the development of strategies to manage our balance sheet.

     As discussed above, we simulate net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on our tax equivalent net interest income and market value of equity from hypothetical immediate changes of plus and minus 1%, 2%, 3% and 4% as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates. “Rate shocks” modeling is of limited usefulness because it does not take into account the pricing strategies we would undertake in response to the depicted sudden and sustained rate changes.
     The following table summarizes the estimated theoretical impact on our tax equivalent net interest income from a gradual interest rate increase and decrease of 3%, prorated over a twelve-month period, and from hypothetical immediate and sustained interest rate increases and decreases of 1%, 2%, 3% and 4%, as compared to the estimated theoretical impact of rates remaining unchanged.

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-months Following
	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period
+3%	$58,864	2.1%	$58,848	5.1%
0%	57,649	0.0%	55,982	0.0%
- 3%	50,653	-12.1%	47,625	-14.9%
Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%
+4%	$59,611	6.1%	$58,275	7.0%
+3%	58,771	4.6%	57,348	5.3%
+2%	57,925	3.1%	56,416	3.5%
+1%	57,076	1.5%	55,468	1.8%
0%	56,205	0.0%	54,486	0.0%
- 1%	52,117	-7.3%	50,433	-7.4%
- 2%	47,241	-15.9%	45,620	-16.3%
- 3%	42,538	-24.3%	40,998	-24.8%
- 4%	37,963	-32.5%	36,524	-33.0%
Results of Operations
For the Three Month Period Ended March 31, 2007
Compared With the Same Period in 2006
     During the three-month period ended March 31, 2007, our net income decreased 9.1% to $4 million from the $4.4 million earned in the same period of 2006. The decrease resulted primarily from higher provisions for loan losses, the write-off of loan interest related to loans moved into nonaccruing status, and increases in other expenses, partially offset by increases in net interest income and other income.

Net Interest Income
     The following table reflects the change in our net interest income for the three-month periods ended March 31, 2007 and 2006. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Three Months
	Ended March 31,
(in thousands)	2007	2006	$ Change	% Change
Interest income	$22,403	$19,738	$2,665	13.5%
Interest expense	8,960	6,622	2,338	35.3%
Net interest income	13,443	13,116	327	2.5%

Net interest margin	4.95%	5.23%
Yield on loans	8.80%	8.42%
Average prime rate	8.25%	7.45%
Rates on interest-bearing deposits	3.99%	3.19%

Interest and fees from loans	$19,330	$16,933	$2,397	14.2%
Average loans
Bank	911,402	836,440	74,962	9.0%
Granite Mortgage	29,204	24,850	4,354	17.5%
Consolidated	940,606	861,290	79,316	9.2%
Interest on securities and overnight investments	2,003	1,854	149	8.0%
Average securities and overnight investments	178,757	176,245	2,512	1.4%

Interest on interest-bearing deposits	8,065	5,846	2,219	38.0%
Average interest-bearing deposits	819,025	743,268	75,757	10.2%
Average money market deposits	232,831	175,047	57,784	33.0%
Average time deposits	438,192	418,834	19,358	4.6%

Interest on overnight and short-term borrowings	764	542	222	41.0%
Average overnight and short-term borrowings
Bank	13,825	13,463	362	2.7%
Granite Mortgage	22,917	19,805	3,112	15.7%
Consolidated	65,590	60,197	5,393	9.0%
Interest on long-term borrowings	131	234	(103)	-44.0%
Average long-term borrowings
Bank	10,137	12,108	(1,971)	-16.3%
Consolidated	14,998	17,108	(2,110)	-12.3%
     Even though we experienced growth in loans and deposits during the first quarter of 2007 compared to 2006, our net interest margin declined 28 basis points. Our cost of funds increased 80 basis points, primarily due to the competitive rates on deposits. In addition, our net interest margin was further compressed from the charge-off of approximately $307,000, before taxes, of interest income on loans that were charged off or moved into nonaccruing status during the first quarter of 2007.
     Our loan growth occurred primarily in the Bank’s newer market areas. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.

     We continued to offer competitively attractive rates on our premium money market deposit accounts during the quarter. Time deposits generally pay higher rates of interest than most other types of deposits. We believe that the increase in time deposits may be attributable in large part to special rates on some of our time deposit products. We have not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
     Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other short-term borrowings were the principal source of funding for Granite Mortgage.
Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality
     The risks inherent in our loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond our control. In estimating these risks and the related loss reserve levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers and industries.
     Management uses several measures to assess and monitor the credit risks in the loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by a third party risk assessment group, discussed in the following paragraph, regulatory examiners, and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $1,000,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors. The Bank’s Board of Directors reviews monthly an analysis of the Bank’s reserves relative to the range of reserves estimated by the Bank’s Credit Administration.
     As an additional measure, the Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses, and the methodology of determining the adequacy of the allowance for losses. This independent third party determines its own selection criteria to select loan relationships for review and evaluation. The third party’s evaluation and report is shared with management, the Bank’s Audit and Loan committees, and ultimately, the Bank’s Board of Directors.
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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.
     The general allowance reflects our best estimate of probable losses that exist within loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluations of actual loss experience over a period of time and management’s estimate of probable losses, as well as other factors at the time when the appropriate level for the allowance for loan losses is assessed, including the average term of the portfolio. The allowance for consumer loans and mortgage loans is determined based on past due levels and historical and projected loss rates relative to each portfolio.
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
     Management believes the allowance for loan losses is adequate to cover the estimated losses inherent in our loan portfolio as of the date of the financial statements. We also believe we have established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting our operating results. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended March 31, 2007 as compared to the twelve months ended December 31, 2006. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
     Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments about information available to them at the time of their examinations.
     The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance.

     General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three-month periods ended March 31, 2007 and 2006, management determined a charge to operations of $1.9 million and $1.2 million, respectively, would bring the loan loss reserve to a balance considered adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. The significant increase in the provision for the three-month period in 2007 is a reflection of increased estimated reserves related to nonperforming loans in our Catawba Valley market area. At March 31, 2007, the loan loss reserve was 1.79% of loans outstanding compared to 1.73% as of December 31, 2006 and 1.77% at March 31, 2006. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Allowance for loan losses, beginning of period	$15,787	$13,924

Net charge-offs:
Loans charged off:
Real estate	26	14
Commercial, financial and agricultural	1,016	15
Credit cards and related plans	5	3
Installment loans to individuals	44	85
Demand deposit overdraft program	43	55

Total charge-offs	1,134	172

Recoveries of loans previously charged off:
Commercial, financial and agricultural	53	—
Credit cards and related plans	—	2
Installment loans to individuals	12	84
Demand deposit overdraft program	37	46

Total recoveries	102	132

Net charge-offs	1,032	40

Loss provisions charged to operations	1,917	1,235

Allowance for loan losses, end of period	$16,672	$15,119

Ratio of annualized net charge-offs during the period to average loans during the period	0.45%	0.02%
Allowance coverage of annualized net charge-offs	398.34%	n/m
Allowance as a percentage of loans	1.79%	1.77%

     In the first quarter of 2007, we charged off $1.1 million, an increase of $1 million over the comparable period in 2006. Charge-offs for the 2007 quarterly period primarily consisted of $1 million in commercial loans that were in default, including $613,000 for one commercial loan customer. The amount of loans with the three highest risk grades totaled approximately $23.9 million at March 31, 2007 as compared with $20.5 million at December 31, 2006 and $19 million at March 31, 2006. Our loan loss allowance related to impaired loans was approximately $237,000, or 6.0%, higher on March 31, 2007 than it was as of December 31, 2006, and our level of nonperforming assets was higher, as reflected in the tables below.
     Nonperforming assets at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Nonperforming assets:
Nonaccrual loans	$13,087	$9,289
Loans past due 90 days or more and still accruing interest	1,615	5,074

Total nonperforming loans	14,702	14,363
Foreclosed properties	1,453	1,162

Total nonperforming assets	$16,155	$15,525

Nonperforming loans to total loans	1.58%	1.57%
Allowance coverage of nonperforming loans	113.40%	109.91%
Nonperforming assets to total assets	1.33%	1.29%
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2007 and 2006 that would have been recorded was approximately $309,000 and $134,000, respectively, while the interest income recognized (charged off) on such loans was approximately ($206,000) and $24,000, respectively.
     Our investment in impaired loans at March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Investment in impaired loans:
Impaired loans still accruing interest	$1,548	$5,747
Accrued interest on accruing impaired loans	21	423
Impaired loans not accruing interest	13,087	9,289
Foregone interest on nonaccruing impaired loans	200	57

Total investment in impaired loans	$14,857	$15,516

Loan loss allowance related to impaired loans	$4,163	$3,926

     We classify loans as non-accrual when the accrual of interest on such loans is discontinued because we believe interest will not be collected in a reasonable period of time. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as non-accrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful. The $3.8 million increase in March 31, 2007 nonaccruing loans compared to December 31, 2006 continues to reflect the weakened economy in our Catawba Valley markets.
     When comparing March 31, 2007 with March 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $14.9 million ($13.3 million of which was on a non-accrual basis) and $13.9 million ($6.8 million of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first three months of 2007 and 2006 was not significantly different from the balance at March 31, 2007 and 2006, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4.2 million and $4.3 million at March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, we recognized interest income on those impaired loans of approximately $221,000 and $456,000, respectively.

Noninterest Income and Expenses
     The following table reflects the change in our noninterest income and expenses for the three-month periods ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
(in thousands)	2007	2006	$ Change	% Change
Total noninterest income
Bank	$2,256	$2,092	$164	7.8%
Granite Mortgage	895	909	(14)	-1.5%
Consolidated	3,151	3,001	150	5.0%
Fees on deposit accounts	1,360	1,410	(50)	-3.5%
Other service fees and commissions	246	246	—	0.0%
Annuity commissions	83	54	29	53.7%
Mortgage banking income	895	909	(14)	-1.5%
Mortgage loan originations	61,166	57,735	3,431	5.9%
Securities gains/losses	—	(37)	37	0.0%
Other noninterest income	650	473	177	37.4%

Total noninterest expenses
Bank	6,771	6,389	382	6.0%
Granite Mortgage	1,451	1,560	(109)	-7.0%
Consolidated	8,336	8,040	296	3.7%
Personnel expenses
Bank	4,477	3,834	643	16.8%
Granite Mortgage	1,043	1,088	(45)	-4.1%
Consolidated	5,523	4,927	596	12.1%
Salaries and wages
Bank	3,119	2,823	296	10.5%
Granite Mortgage	953	1,010	(57)	-5.6%
Consolidated	4,072	3,833	239	6.2%
Employee Benefits
Bank	1,358	1,011	347	34.3%
Granite Mortgage	90	78	12	15.4%
Consolidated	1,451	1,094	357	32.6%
Noninterest expenses other than for personnel
Bank	2,294	2,555	(261)	-10.2%
Granite Mortgage	408	472	(64)	-13.6%
Consolidated	2,813	3,113	(300)	-9.6%
Occupancy expense, net
Bank	495	431	64	14.8%
Granite Mortgage	109	122	(13)	-10.7%
Consolidated	604	553	51	9.2%
Equipment expense
Bank	466	468	(2)	-0.4%
Granite Mortgage	86	88	(2)	-2.3%
Consolidated	552	556	(4)	-0.7%
Other noninterest expenses
Bank	1,333	1,656	(323)	-19.5%
Granite Mortgage	213	262	(49)	-18.7%
Consolidated	1,657	2,004	(347)	-17.3%
Income tax expense	2,297	2,395	(98)	-4.1%
Effective income tax rates	36.22%	35.00%

     The increase in personnel costs, the largest of the overhead expenses, is primarily related to the Bank’s increase in salaries and wages and employee benefits for additional employees in our new market areas. Of the $357,000 increase in employee benefits, $296,000 were increased costs related to supplemental life and retirement benefits for the Bank’s officers.
     For the quarter ended March 31, 2007, the Bank’s other noninterest expenses decreased $323,000, primarily related to decreases in audit fees and marketing expenses. The increase in effective tax rates for the first quarter of 2007 was primarily because of lower relative levels of income from tax-exempt loans and investments in 2007.
Off-Balance Sheet Arrangements
     We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2007 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of March 31, 2007, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of March 31, 2007, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosures About Forward Looking Statements
     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K.

Part II — Other Information
Item 1A — Risk Factors
There were no significant changes in Risk Factors included in our 2006 Annual Report on Form 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We purchase shares of our common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended March 31, 2007 are set forth below.

				(c) Total	(d) Maximum
				Number Of	Approximate
				Shares	Dollar Value
				Purchased	Of Shares
		(a) Total	(b) Average	As Part Of	That May Yet
		Number Of	Price	Publicly	Be Purchased
Period		Shares	Paid Per	Announced	Under The
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Jan 1, 2007	Jan 31, 2007	3,200	$17.63	3,200	$2,242,503
Feb 1, 2007	Feb 28, 2007	—	—	—	2,242,503
Mar 1, 2007	Mar 31, 2007	33,423	17.45	33,423	1,659,109

	Totals	36,623	$17.47	36,623

(1)	For the three months ended March 31, 2007, 36,623 shares were purchased in open-market transactions. We do not repurchase shares in connection with disqualifying dispositions of shares issued under our stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	We have not historically established expiration dates for our share repurchase programs.

Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Certificate of Incorporation, as amended

Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, and incorporated herein by reference.

3.2	Bylaws of the Registrant

Bank of Granite Corporation’s Bylaws, filed as Exhibit 3.2 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: May 8, 2007	/s/ Kirby A. Tyndall
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