Form 10-Q
period 2007-06-30
BANK OF GRANITE CORP
filed 2007-08-09
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [_]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large Accelerated filer [_]
Accelerated filer [x]  Non-accelerated filer [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [x]
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
15,789,635 shares outstanding as of July 31, 2007

Exhibit Index begins on page 40

Item 1. Financial Statements

Bank of Granite Corporation	June 30,	December 31,
Condensed Consolidated Balance Sheets	2007	2006
(in thousands)	(Unaudited)	(Note 1)

Assets:
Cash and cash equivalents:
Cash and due from banks	$25,361	$29,566
Interest-bearing deposits	14,327	4,715
Federal funds sold	-	15,700

Total cash and cash equivalents	39,688	49,981

Investment securities:
Available for sale, at fair value	133,407	134,313

Held to maturity, at amortized cost	29,671	35,254

Loans	941,884	912,492
Allowance for loan losses	(22,102)	(15,787)

Net loans	919,782	896,705

Mortgage loans held for sale	20,368	11,797

Premises and equipment, net	13,373	13,426
Accrued interest receivable	8,140	8,621
Investment in bank owned life insurance	28,682	26,925
Intangible assets	11,004	11,044
Other assets	17,167	11,707

Total assets	$1,221,282	$1,199,773

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$158,448	$144,637
NOW accounts	120,623	130,971
Money market accounts	248,677	216,574
Savings accounts	23,115	21,917
Time deposits of $100 or more	204,086	208,911
Other time deposits	229,204	240,827

Total deposits	984,153	963,837
Overnight and short-term borrowings	68,128	59,698
Long-term borrowings	12,609	15,141
Accrued interest payable	3,165	3,327
Other liabilities	9,384	11,337

Total liabilities	1,077,439	1,053,340

Stockholders’ equity:
Common stock, $1.00 par value
Authorized - 25,000 shares
Issued - 18,961 shares in 2007 and 18,922 shares in 2006;
Outstanding - 15,833 shares in 2007 and 16,023 shares in 2006	18,961	18,922
Capital surplus	29,995	29,524
Retained earnings	142,302	141,662
Accumulated other comprehensive loss, net of deferred income taxes	(925)	(974)
Less: Cost of common stock in treasury; 3,128 shares in 2007 and 2,899 shares in 2006	(46,490)	(42,701)

Total stockholders’ equity	143,843	146,433

Total liabilities and stockholders’ equity	$1,221,282	$1,199,773

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Three Months		Six Months
Condensed Consolidated Statements of	Ended June 30,		Ended June 30,
Income	2007	2006	2007	2006
(unaudited - in thousands except per share data)

Interest income:
Interest and fees from loans	$19,725	$18,305	$39,055	$35,238
Interest and fees from mortgage banking	1,350	1,181	2,420	2,132
Federal funds sold	35	101	70	209
Interest-bearing deposits	72	163	142	247
Investments:
U.S. Treasury	43	43	86	86
U.S. Government agencies	1,223	1,046	2,451	1,995
States and political subdivisions	401	469	832	969
Other	181	178	377	348

Total interest income	23,030	21,486	45,433	41,224

Interest expense:
Time deposits of $100 or more	2,481	2,177	4,921	4,186
Other time and savings deposits	5,742	4,445	11,367	8,282
Overnight and short-term borrowings	818	655	1,582	1,197
Long-term borrowings	151	239	282	473

Total interest expense	9,192	7,516	18,152	14,138

Net interest income	13,838	13,970	27,281	27,086
Provision for loan losses	7,471	1,915	9,388	3,150

Net interest income after provision for loan losses	6,367	12,055	17,893	23,936

Other income:
Service charges on deposit accounts	1,448	1,466	2,808	2,876
Other service fees and commissions	242	234	488	480
Mortgage banking income	1,072	1,090	1,967	1,999
Securities gains	-	118	-	80
Other	448	387	1,098	861

Total other income	3,210	3,295	6,361	6,296

Other expenses:
Salaries and wages	4,235	4,155	8,307	7,988
Employee benefits	1,143	1,078	2,594	2,172
Occupancy expense, net	623	582	1,227	1,135
Equipment expense	557	565	1,109	1,121
Other	2,231	2,008	3,888	4,012

Total other expenses	8,789	8,388	17,125	16,428

Income before income taxes	788	6,962	7,129	13,804
Income taxes	51	2,501	2,348	4,896

Net income	$737	$4,461	$4,781	$8,908

Per share amounts:
Net income - Basic	$0.05	$0.28	$0.30	$0.55
Net income - Diluted	0.05	0.28	0.30	0.55
Cash dividends	0.13	0.11	0.26	0.22
Book value			9.09	8.76
See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Three Months		Six Months
Condensed Consolidated Statements of	Ended June 30,		Ended June 30,
Comprehensive Income	2007	2006	2007	2006
(unaudited - in thousands)

Net income	$737	$4,461	$4,781	$8,908

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized losses on securities available for sale	(518)	(1,025)	(19)	(1,697)
Reclassification adjustment for securities gains included in net income	-	118	-	80
Unrealized gains (losses) on mortgage derivative instruments	-	22	100	(35)

Other comprehensive income (loss), before tax	(518)	(885)	81	(1,651)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	206	362	8	645
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	-	(9)	(40)	14

Items of other comprehensive income (loss), net of tax	(311)	(532)	49	(993)

Comprehensive income	$426	$3,929	$4,830	$7,915

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Six Months
Condensed Consolidated Statements of Changes in	Ended June 30,
Stockholders’ Equity (unaudited - in thousands)	2007	2006

Common stock, $1.00 par value
At beginning of period	$18,922	$15,097
Par value of shares issued under stock option plan	39	32

At end of period	18,961	15,129

Capital surplus
At beginning of period	29,524	32,679
Surplus of shares issued under stock option plan	429	492
Stock-based compensation expense	6	5
Tax benefit from nonqualifying dispositions of stock options	36	-

At end of period	29,995	33,176

Retained earnings
At beginning of period	141,662	133,208
Cumulative effect of adoption of SAB 108	-	(1,807)
Net income	4,781	8,908
Dividends	(4,141)	(3,594)

At end of period	142,302	136,715

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(974)	(1,080)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(11)	(972)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	60	(21)

At end of period	(925)	(2,073)

Cost of common stock in treasury
At beginning of period	(42,701)	(40,058)
Cost of common stock repurchased	(3,789)	(2,639)

At end of period	(46,490)	(42,697)

Total stockholders’ equity	$143,843	$140,250

Shares issued
At beginning of period	18,922	15,097
Shares issued under stock option plan	39	32

At end of period	18,961	15,129

Common shares in treasury
At beginning of period	(2,899)	(2,185)
Common shares repurchased	(229)	(134)

At end of period	(3,128)	(2,319)

Total shares outstanding	15,833	12,810

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Six Months
Condensed Consolidated Statements of Cash Flows	Ended June 30,
(unaudited - in thousands)	2007	2006

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net Income	$4,781	$8,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	830	824
Provision for loan losses	9,388	3,150
Stock-based compensation expense	6	9
Investment security premium amortization, net	101	134
Acquisition premium amortization, net	31	119
Deferred income taxes	(2,931)	(173)
Gains on sales or calls of securities available for sale	-	(81)
Originations of loans held for sale	(64,124)	(55,748)
Proceeds from loans held for sale	56,481	57,989
Gains on loans held for sale	(928)	(1,257)
Losses on hedged mortgage loan commitments	100	-
Gains on disposal or sale of equipment	(2)	(13)
Losses (gains) on disposal or sale of other real estate	118	(32)
Increase in cash surrender value of bank owned life insurance	(507)	(405)
Increase in other assets	(2,684)	(474)
Decrease in taxes payable	(813)	(1,526)
Decrease (increase) in accrued interest receivable	481	(907)
Increase (decrease) in accrued interest payable	(162)	327
Decrease in other liabilities	(1,119)	(1,448)

Net cash provided by (used in) operating activities	(954)	9,396

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	1,306	10,896
Proceeds from maturities, calls and paydowns of securities held to maturity	5,565	5,870
Proceeds from sales of securities available for sale	1,536	90
Purchase of securities available for sale	(2,040)	(22,513)
Net increase in loans	(32,488)	(47,649)
Investment in bank owned life insurance	(1,250)	(2,710)
Capital expenditures	(785)	(808)
Proceeds from sale of fixed assets	10	16
Proceeds from sale of other real estate	9	721

Net cash used in investing activities	(28,137)	(56,086)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	36,764	34,080
Net increase (decrease) in time deposits	(16,448)	32,473
Net increase in overnight and short-term borrowings	8,430	21,338
Net decrease in long-term borrowings	(2,500)	(17,570)
Proceeds from shares issued under stock option plan	468	520
Tax benefit on shares issued under stock option plan	36	-
Dividends paid	(4,163)	(3,609)
Purchases of common stock for treasury	(3,789)	(2,639)

Net cash provided by financing activities	18,798	64,593

Net increase (decrease) in cash equivalents	(10,293)	17,903
Cash and cash equivalents at beginning of period	49,981	57,482

Cash and cash equivalents at end of period	$39,688	$75,385

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
   (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s”) condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income and of comprehensive income for the three and and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of changes in stockholders’ equity and of cash flows for the six-month periods ended June 30, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2006 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
Per share amounts, average shares, and option shares for the periods ended June 30, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2007 except as described in Note 7 below.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(shares in thousands)	2007	2006	2007	2006

Weighted average shares outstanding	15,928	16,058	15,973	16,077
Potentially dilutive effect of stock options	42	50	49	53

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,970	16,108	16,022	16,130

For both the three and six-month periods ended June 30, 2007 and 2006, 43,000 shares and 48,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share common shares because their inclusion would have been anti-dilutive.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
  (unaudited)
3. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
As presented in the tables below, the Bank experienced a deterioration in credit quality during the first six months of 2007. The Bank began a review process of problem loans early in the second quarter of 2007, and contracted with a third party near the end of the second quarter to complete this review. As a result, the Bank increased its provision for loan losses during the second quarter to bring the allowance for loan losses to a balance considered adequate to absorb estimated probable losses in its portfolio. During the three and six-month periods ended June 30, 2007, management determined to charge operations $7.5 million and $9.4 million, respectively, to provide for loan losses. The 2007 provision for loan losses increased compared to loan loss provisions of $1.9 million and $3.2 million, respectively for the comparable periods in 2006. The increases in the 2007 provisions were made to increase the Bank’s estimated allowance for loan losses as a result of a $14.2 million increase in nonperforming loans, primarily in its Catawba Valley market area, which totaled $25.4 million at June 30, 2007 compared to $11.2 million at June 30, 2006. In April 2007, the Bank placed loans totaling $8.5 million to one borrower, a manufacturing company, on nonaccruing status for a period of six months. The amount of increase in reserves attributable to this borrower was approximately $2.3 million of the total increase in allowance for loan losses. The remainder of the increases in both nonperforming loans and the related reserves were primarily attributable to various other commercial borrowers in the Bank’s Catawba Valley market area. The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$16,672	$15,119	$15,787	$13,924

Net charge-offs:
Loans charged off:
Real estate	907	933	934	946
Commercial, financial and agricultural	650	2,130	1,665	2,146
Credit cards and related plans	2	7	7	11
Installment loans to individuals	35	89	79	174
Demand deposit overdraft program	57	63	100	118
Asset-based lending	430	-	430	-

Total charge-offs	2,081	3,222	3,215	3,395

Recoveries of loans previously charged off:
Real estate	-	7	-	7
Commercial, financial and agricultural	9	37	62	38
Credit cards and related plans	2	1	2	4
Installment loans to individuals	6	22	18	105
Demand deposit overdraft program	23	33	60	79

Total recoveries	40	100	142	233

Net charge-offs	2,041	3,122	3,073	3,162

Loss provisions charged to operations	7,471	1,915	9,388	3,150

Allowance for loan losses, end of period	$22,102	$13,912	$22,102	$13,912

Ratio of annualized net charge-offs during the period to average loans during the period	0.88%	1.44%	0.67%	0.74%

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
  (unaudited)
The Company’s levels of nonperforming assets were substantially higher at June 30, 2007, as reflected in the tables below.

	June 30,	December 31,
(in thousands)	2007	2006

Nonperforming assets:
Nonaccrual loans	$22,549	$9,289
Loans past due 90 days or more and still accruing interest	2,830	5,074

Total nonperforming loans	25,379	14,363
Foreclosed properties	3,416	1,162

Total nonperforming assets	$28,795	$15,525

Nonperforming loans to total loans	2.69%	1.57%
Allowance coverage of nonperforming loans	87.09%	109.91%
Nonperforming assets to total assets	2.36%	1.29%
Of the $13.3 million increase in nonaccruing loans from December 31, 2006 to June 30, 2007, $8.5 million was related to one borrower, as noted above, while the remainder of the increase was related primarily to various other borrowers in the Bank’s Catawba Valley market area. In addition to the amounts reported as nonperforming assets above, management estimates there are $1.7 million in asset-based loans over 90 days past due that are fully reserved and may ultimately be charged-off.
The Bank’s investment in impaired loans at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Investment in impaired loans:
Impaired loans still accruing interest	$1,063	$5,747
Accrued interest on accruing impaired loans	36	423
Impaired loans not accruing interest	22,549	9,289
Foregone interest on nonaccruing impaired loans	183	57

Total investment in impaired loans	$23,831	$15,516

Loan loss allowance related to impaired loans	$4,957	$3,926

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
  (unaudited)
4. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)

Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$193,165	$175,875
Standby letters of credit	8,377	5,911
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
Forward commitments and options to sell mortgage-backed securities as of June 30, 2007 and December 31, 2006 were $8,073,000 and $9,031,000, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
   (unaudited)
5. STOCK-BASED COMPENSATION
The Company uses the fair value method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $3,000 and $4,000 as pre-tax stock-based employee compensation expense for the second quarters of 2007 and 2006, respectively. The pre-tax stock-based employee compensation expense for the six-month periods ended June 30, 2007 and 2006 were $6,000 and $9,000, respectively.
The Company computes its fair value of option compensation expense using The Black Scholes Model. No options were granted during the six-month period ended June 30, 2007, and 2,000 options were granted during the six-month period ended June 30, 2006.
The following assumptions were used computing the expense for the options granted during the six-month period ended June 30, 2006:

Six Months
Ended June 30,
2006

Option value, aggregate	$5.83
Risk-free rate	5.00%
Average expected term (years)	5.6 years
Expected volatility	34.24%
Expected dividend yield	2.85%
Expected turnover	8.66%
6. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation resulted in the Company recording goodwill of $10,763,000 and core deposit intangible assets of $630,000. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The following table reflects goodwill and the carrying value of the core deposit intangible asset. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $20,000 and $40,000 for the three and six-month periods ended June 30, 2007, respectively. Annual expense is expected to range from approximately $74,000 in 2007 to $29,000 in 2011.

	June 30,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)

Goodwill	$10,763	$10,763

Other identifiable intangible assets
Core deposit intangible assets	630	630
Less accumulated amortization	(389)	(349)

Net other identifiable intangible assets	241	281

Total intangible assets	$11,004	$11,044

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
   (unaudited)
The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment test as of May 31, 2007, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicate that goodwill has been impaired.
7. SEGMENT DISCLOSURES
The Company’s operations are divided into three reportable business segments: Community Banking, Mortgage Banking and Other. These operating segments have been identified based on the Company’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. Although the Company is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.
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
June 30, 2007
   (unaudited)
OTHER
The Company’s Other segment represents primarily treasury and administration activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments as of and for the three and six-month periods ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006

COMMUNITY BANKING
Net interest income	$13,169	$13,316	$26,113	$25,901
Provision for loan losses	7,459	1,903	9,364	3,126
Noninterest income	2,138	2,087	4,394	4,179
Noninterest expense	6,973	6,489	13,744	12,878
Income before income taxes	875	7,011	7,399	14,076
Net income	933	4,600	5,232	9,288
Identifiable segment assets	1,175,720	1,145,072	1,175,720	1,145,072

MORTGAGE BANKING
Net interest income	$893	$891	$1,641	$1,598
Provision for loan losses	12	12	24	24
Noninterest income	1,072	1,090	1,967	1,999
Noninterest expense	1,681	1,743	3,132	3,303
Income before income taxes	272	226	452	270
Net income	163	136	271	162
Identifiable segment assets	40,628	27,021	40,628	27,021

OTHER
Net interest expense	$(224)	$(237)	$(473)	$(413)
Noninterest income	-	118	-	118
Noninterest expense	135	156	249	247
Loss before income taxes	(359)	(275)	(722)	(542)
Net loss	(359)	(275)	(722)	(542)
Identifiable segment assets	4,934	4,383	4,934	4,383

TOTAL SEGMENTS
Net interest income	$13,838	$13,970	$27,281	$27,086
Provision for loan losses	7,471	1,915	9,388	3,150
Noninterest income	3,210	3,295	6,361	6,296
Noninterest expense	8,789	8,388	17,125	16,428
Income before income taxes	788	6,962	7,129	13,804
Net income	737	4,461	4,781	8,908
Identifiable segment assets	1,221,282	1,176,476	1,221,282	1,176,476

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2007
   (unaudited)
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
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month and six-month periods ended June 30, 2007. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.
     Earnings decreased in both the three and six-month periods ended June 30, 2007, when compared to the same periods in 2006. This decrease was primarily due to higher provisions for loan losses made in order to increase our estimated loan loss reserves as a result of significant increases in nonperforming loans in our Catawba Valley market area and from the write-off of interest income on loans that were charged off or moved into nonaccruing status during the six-month period. Financial highlights are presented in the table below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended June 30,
(in thousands except per share amounts)	2007	2006	% change

Earnings
Net interest income	$13,838	$13,970	-0.9%
Provision for loan losses	7,471	1,915	290.1%
Other income	3,210	3,295	-2.6%
Other expense	8,789	8,388	4.8%
Net income	737	4,461	-83.5%

Per share*
Net income
- Basic	$0.05	$0.28	-82.1%
- Diluted	0.05	0.28	-82.1%

Average for period
Assets	$1,210,595	$1,144,210	5.8%
Loans	934,891	869,153	7.6%
Deposits	970,408	913,170	6.3%
Stockholders’ equity	149,011	142,161	4.8%

Ratios
Return on average assets	0.24%	1.56%
Return on average equity	1.98%	12.59%
Average capital to average assets	12.31%	12.42%
Efficiency ratio	50.91%	47.88%

*	Per share amounts for periods prior to September 25, 2006 have been adjusted to reflect the five-for-four split distributed on that date.

Financial Highlights for	Six Months
the Year-to-Date Periods	Ended June 30,
(in thousands except per share amounts)	2007	2006	% change

Earnings
Net interest income	$27,281	$27,086	0.7%
Provision for loan losses	9,388	3,150	198.0%
Other income	6,361	6,296	1.0%
Other expense	17,125	16,428	4.2%
Net income	4,781	8,908	-46.3%
Per share
Net income
- Basic	$0.30	$0.55	-45.5%
- Diluted	0.30	0.55	-45.5%

Average for period
Assets	$1,206,301	$1,129,100	6.8%
Loans	930,946	858,262	8.5%
Deposits	965,466	899,817	7.3%
Stockholders’ equity	149,144	141,288	5.6%

Ratios
Return on average assets	0.80%	1.59%
Return on average equity	6.46%	12.71%
Average capital to average assets	12.36%	12.51%
Efficiency ratio	50.23%	48.45%

*	Per share amounts for periods prior to September 25, 2006 have been adjusted to reflect the five-for-four split distributed on that date.

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
     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to a balance considered adequate to absorb probable losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, periodic and systematic loan reviews, historical loan loss experience, value of the collateral and other risk factors.
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
     MORTGAGE LOANS HELD FOR SALE - We originate certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in other noninterest income.
     DERIVATIVES AND HEDGING ACTIVITIES - We enter into derivative contracts to hedge certain assets, liabilities, and probable forecasted transactions. On the date we enter into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).
     Our primary derivative transactions involve risk management derivatives. See “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Changes in Financial Condition
June 30, 2007 Compared With December 31, 2006
     Our total assets increased $21.5 million, or 1.8%, from December 31, 2006 to June 30, 2007. Earning assets increased $25.4 million, or 2.3%, over the same six-month period. As reflected in the table below, loans, our largest earning asset, increased $29.4 million, or 3.2%, primarily because of a $26.9 million, or 3.0%, increase in loans of the Bank, and a $2.5 million, or 16.5%, increase in the level of construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $8.6 million, or 72.7%, due to higher mortgage origination activities. Cash and cash equivalents decreased $10.3 million, or 20.6%, primarily as the result of a $15.7 million decrease in Federal funds sold, partially offset by a $9.6 million increase in interest-bearing deposits. Investment securities decreased $6.5 million, or 3.8%. Investment in bank owned life insurance increased $1.8 million, or 6.5%, primarily due to the Bank’s investment of $1.3 million to provide for supplemental life and retirement benefits for the Bank’s officers. Other assets increased $5.5 million, or 46.6%, primarily due to a $2.3 million increase in foreclosed properties.
     Loans at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Real estate - Construction	$157,725	$161,072
Real estate - Mortgage	491,357	488,347
Commercial, financial and agricultural	278,164	248,691
Consumer	15,560	15,317
All other loans	759	742

	943,565	914,169
Deferred origination fees, net	(1,681)	(1,677)

Total loans	$941,884	$912,492

Mortgage loans held for sale	$20,368	$11,797

     A combination of growth in deposits, earnings retained, and short-term borrowings, partially offset by a decrease in long-term borrowings, funded the asset growth. Our deposits increased $20.3 million, or 2.1%, from December 31, 2006 to June 30, 2007, which we attribute in large part to continued competitive deposit pricing. Noninterest-bearing demand deposits increased $13.8 million, or 9.6%, while interest-bearing demand deposits increased $21.8 million, or 6.3%. The increase in interest-bearing demand deposits reflected a $32.1 million, or 14.8%, increase in money market deposits, partially offset by a $10.3 million, or 7.9%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Savings deposits increased $1.2 million, or 5.5% from December 31, 2006 to June 30, 2007. Time deposits decreased $16.4 million, or 3.7%. Time deposits greater than $100,000 decreased $4.8 million, or 2.3%, while other time deposits decreased $11.6 million, or 4.8%, primarily because of the shift to the more attractive money market pricing cited above. The Company’s loan to deposit ratio was 95.71% as of June 30, 2007 compared to 94.67% as of December 31, 2006, while the Bank’s loan to deposit ratio was 90.57% compared to 89.86% for the same periods.

     In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2006 to June 30, 2007, other short-term borrowings increased $7.6 million, or 26.6%, reflecting an increase of $11.6 million in short-term borrowings by Granite Mortgage, partially offset by a decrease of $4 million in other short-term borrowings by the Bank. Long-term borrowings decreased $2.5 million, or 16.7%, primarily reflecting a decrease in long-term borrowings of the Company. Other liabilities decreased $2 million, or 17.2%, primarily attributable to $1.8 million decrease in profit sharing and incentive accruals resulting from a twelve-month accrual at December 31, 2006, compared to a six-month accrual at June 30, 2007, and decreased earnings in 2007 compared to 2006.
     Our total capital decreased $2.6 million, or 1.8%, primarily due to shares repurchased under our stock repurchase plan, partially offset by earnings retained. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Liquidity, Interest Rate Sensitivity and Market Risks
The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs of our ongoing operations and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2007, such unfunded commitments to extend credit were $193,165,000, and commitments in the form of standby letters of credit totaled $8,377,000.
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

     Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of June 30, 2007, and December 31, 2006, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At June 30, 2007, our core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $780,067,000, or 79.3% of our total deposits, compared to $754,926,000, or 78.3% of our total deposits as of December 31, 2006.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2007, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2007, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2007, the Bank had a line of credit with the FHLB totaling approximately $113,358,000, collateralized by its pledged residential and commercial real estate loans, of which $4,000,000 was outstanding and included in overnight and short-term borrowings, $10,000,000 was included in long-term borrowings and approximately $99,358,000 was remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2007, the line was secured by approximately $25,794,000 of the mortgage loans originated by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of June 30, 2007 and December 31, 2006, this line of credit was $40,000,000.
     We have a $10,000,000 unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2007, we owed $2,500,000 under this line of credit.

     The majority of our deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with our short-term certificates of deposit, have increased the opportunities for deposit repricing. We place great significance on monitoring and managing our asset/liability position. Our policy for managing our interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. Our deposit base is not generally subject to the level of volatility experienced in national financial markets in recent years; however, we do realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, on a regular basis, we prepare earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.
     Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on our analysis, we believe that our balance sheet is slightly asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Because a significant portion of our loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest- bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.
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

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-months Following
		June 30, 2007		December 31, 2006
(dollars in thousands)		Amount	% Change	Amount	% Change

3% interest rate changes prorated over a twelve-month period

	+3%	$57,955	1.9%	$58,848	5.1%
	0%	56,855	0.0%	55,982	0.0%
	- 3%	50,139	-11.8%	47,625	-14.9%

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$57,887	4.3%	$58,275	7.0%
	+3%	57,292	3.2%	57,348	5.3%
	+2%	56,701	2.2%	56,416	3.5%
	+1%	56,105	1.1%	55,468	1.8%
	0%	55,507	0.0%	54,486	0.0%
	- 1%	51,722	-6.8%	50,433	-7.4%
	- 2%	47,156	-15.0%	45,620	-16.3%
	- 3%	42,728	-23.0%	40,998	-24.8%
	- 4%	38,353	-30.9%	36,524	-33.0%
Results of Operations
For the Three-Month Period Ended June 30, 2007 Compared With
the Same Period in 2006 and for the Six-Month Period Ended
June 30, 2007 Compared With the Same Period in 2006
     During the three-month period ended June 30, 2007, our net income decreased 83.5% to $0.7 million from the $4.5 million earned in the same period of 2006. The decrease resulted primarily from higher provisions for loan losses, the write-off of loan interest related to loans moved into nonaccruing status, and increases in other expenses. For the first six months of 2007, net income was $4.8 million, down $4.1 million, or 46.3%, from the $8.9 million earned in the same year-to-date period of 2006.

Net Interest Income for the Quarterly Periods
     The following table reflects the change in our net interest income for the three-month periods ended June 30, 2007 and 2006. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Three Months
	Ended June 30,
(in thousands)	2007	2006	$ Change	% Change

Interest income	$23,030	$21,486	$1,544	7.2%
Interest expense	9,192	7,516	1,676	22.3%
Net interest income	13,838	13,970	(132)	-0.9%

Net interest margin	4.99%	5.35%
Yield on loans	8.86%	8.84%
Average prime rate	8.25%	7.89%
Rates on interest-bearing deposits	4.00%	3.46%

Interest and fees from loans	$19,725	$18,305	$1,420	7.8%
Average loans
Bank	917,494	858,148	59,346	6.9%
Granite Mortgage	37,012	25,920	11,092	42.8%
Consolidated	954,506	884,068	70,438	8.0%
Interest on securities and overnight investments	1,955	2,000	(45)	-2.3%
Average securities and overnight investments	175,825	181,307	(5,482)	-3.0%

Interest on interest-bearing deposits	8,223	6,622	1,601	24.2%
Average interest-bearing deposits	824,555	766,940	57,615	7.5%
Average money market deposits	245,407	188,933	56,474	29.9%
Average time deposits	432,076	426,172	5,904	1.4%

Interest on overnight and short-term borrowings	818	655	163	24.9%
Average overnight and short-term borrowings
Bank	7,589	13,503	(5,914)	-43.8%
Granite Mortgage	30,185	21,155	9,030	42.7%
Consolidated	66,304	62,357	3,947	6.3%
Interest on long-term borrowings	151	239	(88)	-36.8%
Average long-term borrowings
Bank	10,103	12,118	(2,015)	-16.6%
Consolidated	12,590	17,118	(4,528)	-26.5%
     Even though we experienced growth in loans and deposits during the second quarter of 2007 compared to 2006, our net interest margin declined 36 basis points. Our cost of funds increased 54 basis points, primarily due to competitive rates on deposits. In addition, our net interest margin was further compressed from the charge-off of approximately $229,000, before taxes, of interest income on loans that were charged off or moved into nonaccruing status during the second quarter of 2007.
     Interest income increased as a result of loan growth, which occurred primarily in the Bank’s newer market areas. Mortgage originations also grew primarily due to favorable interest rates during the period. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.

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
Net Interest Income for the Year-to-Date Periods
     The following table reflects the change in our net interest income for the six-month periods ended June 30, 2007 and 2006. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Six Months
	Ended June 30,
(in thousands)	2007	2006	$ Change	% Change

Interest income	$45,433	$41,224	$4,209	10.2%
Interest expense	18,152	14,138	4,014	28.4%
Net interest income	27,281	27,086	195	0.7%

Net interest margin	4.97%	5.29%
Yield on loans	8.83%	8.64%
Average prime rate	8.25%	7.67%
Rates on interest-bearing deposits	4.00%	3.33%

Interest and fees from loans	$39,055	$35,238	$3,817	10.8%
Average loans
Bank	914,448	847,294	67,154	7.9%
Granite Mortgage	33,108	25,385	7,723	30.4%
Consolidated	947,556	872,679	74,877	8.6%

Interest on securities and overnight investments	3,958	3,854	104	2.7%
Average securities and overnight investments	177,291	178,776	(1,485)	-0.8%

Interest on interest-bearing deposits	16,288	12,468	3,820	30.6%
Average interest-bearing deposits	821,790	755,104	66,686	8.8%
Average money market deposits	239,119	181,990	57,129	31.4%
Average time deposits	435,134	422,503	12,631	3.0%

Interest on overnight and short-term borrowings	1,582	1,197	385	32.2%
Average overnight and short-term borrowings
Bank	10,707	13,483	(2,776)	-20.6%
Granite Mortgage	26,551	20,480	6,071	29.6%
Consolidated	65,947	61,277	4,670	7.6%
Interest on long-term borrowings	282	473	(191)	-40.4%
Average long-term borrowings
Bank	10,120	12,113	(1,993)	-16.5%
Consolidated	13,794	17,113	(3,319)	-19.4%

     Even though we experienced growth in loans and deposits during the six months of 2007 compared to 2006, our net interest margin declined 32 basis points. Our cost of funds increased 67 basis points, primarily due to the competitive rates on deposits. In addition, our net interest margin was further compressed from the charge-off of approximately $536,000, before taxes, of interest income on loans that were charged off or moved into nonaccruing status during the six months of 2007.
     As was the case for the second quarter, our loan growth occurred primarily in the Bank’s newer market areas. Deposit growth resulted primarily from competitively attractive rates on our premium money market deposit accounts during the six months of 2007.
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

     The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $10,000 or greater that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. The allowance for impaired loans is the greater of the specific reserves or the estimated loss from the general allowance calculations as described below.
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
     Management believes the allowance for loan losses is adequate to cover the estimated losses inherent in our loan portfolio as of the date of the financial statements. We also believe we have established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting our operating results. There were no significant changes in the estimation methods or fundamental assumptions used in the evaluation of the allowance for loan losses for the period ended June 30, 2007 as compared to the twelve months ended December 31, 2006. Such revisions, estimates and assumptions are made in the period in which the supporting factors indicate that loss levels may vary from the previous estimates.
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

     As presented in the tables below, the Bank experienced a deterioration in credit quality during the first six months of 2007. The Bank began an extensive review process of problem loans early in the second quarter of 2007, and contracted with a third party near the end of the second quarter to complete this review. As a result, the Bank significantly increased its provision for loan losses during the second quarter to bring the loan loss reserve to a balance considered adequate to absorb estimated probable losses in its portfolio. During the three and six-month periods ended June 30, 2007, management determined a charge to operations of $7.5 million and $9.4 million, respectively, would bring the loan loss reserve to a balance considered adequate to reflect the growth in loans and to absorb estimated probable losses in the portfolio. The 2007 provision for loan losses increased substantially compared to loan loss provisions of $1.9 million and $3.2 million, respectively for the comparable periods in 2006. The significant increases in the 2007 provisions were made to increase our estimated loan loss reserves as a result of a $14.2 million increase in nonperforming loans, primarily in our Catawba Valley market area, which totaled $25.4 million at June 30, 2007 compared to $11.2 million at June 30, 2006. In April 2007, we deemed it prudent to place loans totaling $8.5 million to one borrower, a manufacturing company, on nonaccruing status for a period of six months in order to help the borrower become better positioned to perform under certain contracts that should improve the borrower’s cash flows and its ability to service its debt. Collection of interest is uncertain until the borrower demonstrates the ability to perform under the contract. The amount of increase in reserves attributable to this borrower was approximately $2.3 million of the total increase in loan reserves. The remainder of the increases in both nonperforming loans and the related reserves was primarily attributable to various other commercial borrowers in our Catawba Valley market area. We estimate that approximately $1.7 million in fully reserved asset-based loans may ultimately be charged-off. At June 30, 2007, the loan loss reserve was 2.35% of loans outstanding compared to 1.73% as of December 31, 2006 and 1.59% at June 30, 2006. The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods. General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$16,672	$15,119	$15,787	$13,924

Net charge-offs:
Loans charged off:
Real estate	907	933	934	946
Commercial, financial and agricultural	650	2,130	1,665	2,146
Credit cards and related plans	2	7	7	11
Installment loans to individuals	35	89	79	174
Demand deposit overdraft program	57	63	100	118
Asset-based lending	430	-	430	-

Total charge-offs	2,081	3,222	3,215	3,395

Recoveries of loans previously charged off:
Real estate	-	7	-	7
Commercial, financial and agricultural	9	37	62	38
Credit cards and related plans	2	1	2	4
Installment loans to individuals	6	22	18	105
Demand deposit overdraft program	23	33	60	79

Total recoveries	40	100	142	233

Net charge-offs	2,041	3,122	3,073	3,162

Loss provisions charged to operations	7,471	1,915	9,388	3,150

Allowance for loan losses, end of period	$22,102	$13,912	$22,102	$13,912

Ratio of annualized net charge-offs during the period to average loans during the period	0.88%	1.44%	0.67%	0.74%
Allowance coverage of annualized net charge-offs	269.98%	111.10%	356.66%	218.18%
Allowance as a percentage of loans			2.35%	1.59%

     Year-to-date charge-offs through June 30, 2007 were slightly lower than those in the same period of 2006; however, our loan loss provision charged to operations was significantly higher than 2006. We charged off $2.1 million in the second quarter of 2007, a decrease of $1.1 million over the comparable period in 2006. Charge offs for the quarterly period included $1.1 million in commercial loans and $0.9 million in real estate loans that were in default. Year-to-date charge-offs were $3.2 million, a decrease of $0.2 million over the comparable period in 2006. Charge-offs for the 2007 year-to-date included $2.1 million in commercial loans, and $0.9 million in real estate loans that were in default. The amount of loans with the three highest risk grades totaled $26.3 million at June 30, 2007 as compared to $20.5 million at December 31, 2006 and $18.5 million at June 30, 2006. Our loan loss allowance related to impaired loans was approximately $1 million higher on June 30, 2007 than it was as of December 31, 2006, and our level of nonperforming assets was substantially higher, as reflected in the tables below. In addition to the reasons for the increase previously discussed, at the end of the second quarter of 2007 we hired a new Chief Credit Officer and also had a third party review of potentially problems loans which resulted in additional adjustments to our loan loss provision.
     Nonperforming assets at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Nonperforming assets:
Nonaccrual loans	$22,549	$9,289
Loans past due 90 days or more and still accruing interest	2,830	5,074

Total nonperforming loans	25,379	14,363
Foreclosed properties	3,416	1,162

Total nonperforming assets	$28,795	$15,525

Nonperforming loans to total loans	2.69%	1.57%
Allowance coverage of nonperforming loans	87.09%	109.91%
Nonperforming assets to total assets	2.36%	1.29%
     In addition to the amounts reported as nonperforming assets above, management estimates there are $1.7 million in asset-based loans over 90 days past due that are fully reserved and may ultimately be charged-off.
     If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2007 and 2006 that would have been recorded was approximately $479,000 and $220,000, respectively, while the interest income recognized on such loans, prior to being placed on nonaccrual status, was approximately $108,000 and $17,000, respectively. For the comparable year-to-date periods, interest income of approximately $787,000 in 2007 and $353,000 in 2006 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized (charged off), prior to being placed on nonaccrual status, for the two periods was approximately ($98,000) and $41,000.
     Our investment in impaired loans at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Investment in impaired loans:
Impaired loans still accruing interest	$1,063	$5,747
Accrued interest on accruing impaired loans	36	423
Impaired loans not accruing interest	22,549	9,289
Foregone interest on nonaccruing impaired loans	183	57

Total investment in impaired loans	$23,831	$15,516

Loan loss allowance related to impaired loans	$4,957	$3,926

     We classify loans as non-accrual when the accrual of interest on such loans is discontinued because we believe interest will not be collected in a reasonable period of time. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as non-accrual is returned to accrual status when the obligation has been brought current, has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful. Of the $13.3 million increase in nonaccruing loans from December 31, 2006 to June 30, 2007, $8.5 million was related to one borrower, as previously discussed, while the remainder of the increase was related primarily to various other borrowers in our Catawba Valley market area.
     When comparing June 30, 2007 with June 30, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $23.8 million ($22.7 million of which was on a non-accrual basis) and $12.6 million ($7.8 million of which was on a non-accrual basis), respectively. The average recorded balance of impaired loans during the first six months of 2007 and 2006 was not significantly different from the balance at June 30, 2007 and 2006, respectively. The related allowance for loan losses determined in accordance with SFAS No. 114 for these loans was $4.9 million and $2.6 million at June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, we recognized interest income on those impaired loans, prior to being placed on nonaccrual status, of approximately $219,000 and $411,000, respectively.

Noninterest Income and Expenses for the Quarterly Periods
     The following table reflects the changes in our noninterest income and expenses for the three-month periods ended June 30, 2007 and 2006.

	Three Months
	Ended June 30,
(in thousands)	2007	2006	$ Change	% Change

Total noninterest income
Bank	$2,138	$2,087	$51	2.4%
Granite Mortgage	1,072	1,090	(18)	-1.7%
Consolidated	3,210	3,295	(85)	-2.6%
Fees on deposit accounts	1,448	1,466	(18)	-1.2%
Other service fees and commissions	242	234	8	3.4%
Annuity commissions	63	69	(6)	-8.7%
Mortgage banking income	1,073	1,090	(17)	-1.6%
Mortgage loan originations	81,357	65,562	15,794	24.1%
Securities gains/losses	-	118	(118)	0.0%
Other noninterest income	448	387	61	15.8%

Total noninterest expenses
Bank	6,973	6,489	484	7.5%
Granite Mortgage	1,681	1,743	(62)	-3.6%
Consolidated	8,789	8,388	401	4.8%
Personnel expenses
Bank	4,170	4,009	161	4.0%
Granite Mortgage	1,205	1,220	(15)	-1.2%
Consolidated	5,378	5,233	145	2.8%
Salaries and wages
Bank	3,131	3,012	119	4.0%
Granite Mortgage	1,104	1,143	(39)	-3.4%
Consolidated	4,235	4,155	80	1.9%
Employee Benefits
Bank	1,039	997	42	4.2%
Granite Mortgage	101	77	24	31.2%
Consolidated	1,143	1,078	65	6.0%
Noninterest expenses other than for personnel
Bank	2,803	2,480	323	13.0%
Granite Mortgage	476	523	(47)	-9.0%
Consolidated	3,411	3,155	256	8.1%
Occupancy expense, net
Bank	512	462	50	10.8%
Granite Mortgage	111	120	(9)	-7.5%
Consolidated	623	582	41	7.0%
Equipment expense
Bank	471	473	(2)	-0.4%
Granite Mortgage	86	92	(6)	-6.5%
Consolidated	557	565	(8)	-1.4%
Other noninterest expenses
Bank	1,820	1,545	275	17.8%
Granite Mortgage	279	311	(32)	-10.3%
Consolidated	2,231	2,008	223	11.1%
Income tax expense	51	2,501	(2,450)	-98.0%
Effective income tax rates	6.47%	35.92%

     For the quarter ended June 30, 2007, the Bank’s other noninterest expenses increased $275,000, primarily related to increases in losses on the sale of foreclosed property and credit related expenses. The decrease in effective tax rates for the second quarter of 2007 was primarily due to the effect of substantially lower second quarter earnings relative to first quarter earnings.
Noninterest Income and Expenses for the Year-to-Date Periods
     The following table reflects the changes in our noninterest income and expenses for the six-month periods ended June 30, 2007 and 2006.

	Six Months
	Ended June 30,
(in thousands	2007	2006	$ Change	% Change

Total noninterest income
Bank	$4,394	$4,179	$215	5.1%
Granite Mortgage	1,967	1,999	(32)	-1.6%
Consolidated	6,361	6,296	65	1.0%
Fees on deposit accounts	2,808	2,876	(68)	-2.4%
Other service fees and commissions	488	480	8	1.7%
Annuity commissions	145	123	22	17.9%
Mortgage banking income	1,967	1,999	(32)	-1.6%
Mortgage loan originations	142,296	123,076	19,220	15.6%
Securities gains/losses	-	81	(81)	0.0%
Other noninterest income	1,098	860	238	27.7%

Total noninterest expenses
Bank	13,744	12,878	866	6.7%
Granite Mortgage	3,132	3,303	(171)	-5.2%
Consolidated	17,125	16,428	697	4.2%
Personnel expenses
Bank	8,647	7,843	804	10.3%
Granite Mortgage	2,248	2,308	(60)	-2.6%
Consolidated	10,901	10,160	741	7.3%
Salaries and wages
Bank	6,250	5,835	415	7.1%
Granite Mortgage	2,057	2,153	(96)	-4.5%
Consolidated	8,307	7,988	319	4.0%
Employee Benefits
Bank	2,397	2,008	389	19.4%
Granite Mortgage	191	155	36	23.2%
Consolidated	2,594	2,172	422	19.4%
Noninterest expenses other than for personnel
Bank	5,097	5,035	62	1.2%
Granite Mortgage	884	995	(111)	-11.2%
Consolidated	6,224	6,268	(44)	-0.7%
Occupancy expense, net
Bank	1,007	893	114	12.8%
Granite Mortgage	220	242	(22)	-9.1%
Consolidated	1,227	1,135	92	8.1%
Equipment expense
Bank	937	941	(4)	-0.4%
Granite Mortgage	172	180	(8)	-4.4%
Consolidated	1,109	1,121	(12)	-1.1%
Other noninterest expenses
Bank	3,153	3,201	(48)	-1.5%
Granite Mortgage	492	573	(81)	-14.1%
Consolidated	3,888	4,012	(124)	-3.1%
Income tax expense	2,348	4,896	(2,548)	-52.0%
Effective income tax rates	32.94%	35.47%

     The increase in personnel costs, the largest of the overhead expenses, is primarily related to the Bank’s increase in salaries and wages and employee benefits for additional employees in our new market areas. Of the $422,000 increase in employee benefits, $460,000 were increased costs related to supplemental life and retirement benefits for the Bank’s officers, partially offset by a decrease in the accrual for profit sharing expense.
     As was the case for the quarter, the decrease in effective tax rates for the six months of 2007 and 2006 was due to the effect of substantially lower 2007 year-to-date earnings as compared to 2006.
Off-Balance Sheet Arrangements
     We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2007 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of June 30, 2007, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
     As of June 30, 2007, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, no change in our internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosures About Forward Looking Statements
     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Part II - Other Information
Item 1A - Risk Factors
There were no significant changes in Risk Factors included in our 2006 Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
     We purchase shares of our common stock in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended June 30, 2007 are set forth below.

				(c) Total	(d) Maximum
				Number Of	Approximate
				Shares	Dollar Value
				Purchased	Of Shares
		(a) Total	(b) Average	As Part Of	That May Yet
		Number Of	Price	Publicly	Be Purchased
Period		Shares	Paid Per	Announced	Under The
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)

Apr 1, 2007	Apr 30, 2007	34,227	$17.29	34,227	$1,067,346	(3)
May 1, 2007	May 24, 2007	65,149	16.38	65,149	0	(3)
May 25, 2007	May 31, 2007	26,519	16.24	26,519	9,569,260	(4)
Jun 1, 2007	Jun 30, 2007	65,814	16.09	65,814	8,510,009	(4)

	Totals	191,709	$16.42	191,709

(1)	For the three months ended June 30, 2007, 191,709 shares were purchased in open-market transactions. We do not repurchase shares in connection with disqualifying dispositions of shares issued under our stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	We have not historically established expiration dates for our share repurchase programs.

(3)	Repurchase program in the amount of $10,000,000 announced May 17, 2005 and concluded May 25, 2007.

(4)	Currently active repurchase program in the amount of $10,000,000 was announced May 22, 2007 and commenced on May 25, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders
     The following proposals were considered and acted upon at the annual meeting of stockholders of the Company held on April 23, 2007:
  Proposal 1. To consider the election of eight persons named as director/nominees in the Proxy Statement dated March 15, 2007.

John N. Bray	FOR	13,413,842	WITHHELD	313,129
Joseph D. Crocker	FOR	13,381,234	WITHHELD	345,737
Leila N. Erwin	FOR	13,432,503	WITHHELD	294,468
Paul M. Fleetwood, III	FOR	13,379,454	WITHHELD	347,517
Hugh R. Gaither	FOR	13,289,106	WITHHELD	437,866
James Y. Preston	FOR	13,357,110	WITHHELD	369,861
Charles M. Snipes	FOR	13,455,630	WITHHELD	271,341
Boyd C. Wilson, Jr., CPA	FOR	13,418,393	WITHHELD	308,578
Proposal 2. To consider the Company’s proposed 2007 Stock Incentive Plan.

FOR	9,233,697	AGAINST	4,333,201	ABSTAIN	160,074
Proposal 3. To consider the ratification of the selection of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

FOR	13,669,682	AGAINST	35,644	ABSTAIN	21,645
No other business came before the meeting.

Item 6 - Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Certificate of Incorporation, as amended

Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

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

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Amended and Restated Bank of Granite Supplemental Executive Retirement Plan, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 16, 2007, is incorporated herein by reference

10.2	Bank of Granite Corporation’s 2007 Stock Incentive Plan, effective as of April 23, 2007

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: August 9, 2007	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Amended and Restated Bank of Granite Supplemental Executive Retirement Plan	*

10.2	Bank of Granite Corporation’s 2007 Stock Incentive Plan	Filed herewith

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2