Form 10-Q
period 2007-09-30
BANK OF GRANITE CORP
filed 2008-02-28
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [x]	Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [x]
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
15,438,805 shares outstanding as of January 31, 2008

Exhibit Index begins on page 40

Index

Begins
on Page
Part I - Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2007 and 2006 And Nine Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2007 and 2006 And Nine Months Ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II - Other Information

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1. Financial Statements

Bank of Granite Corporation	September 30,	December 31,
Condensed Consolidated Balance Sheets	2007	2006
(in thousands except per share data)	(Unaudited)	(Note 1)

Assets:
Cash and cash equivalents:
Cash and due from banks	$26,643	$29,566
Interest-bearing deposits	4,639	4,715
Federal funds sold	-	15,700

Total cash and cash equivalents	31,282	49,981

Investment securities:
Available for sale, at fair value	126,780	134,313

Held to maturity, at amortized cost	29,664	35,254

Loans	909,653	912,492
Allowance for loan losses	(17,569)	(15,787)

Net loans	892,084	896,705

Mortgage loans held for sale	15,428	11,797

Premises and equipment, net	14,786	13,426
Accrued interest receivable	7,139	8,621
Investment in bank owned life insurance	28,914	26,925
Intangible assets	10,986	11,044
Other assets	32,113	11,707

Total assets	$1,189,176	$1,199,773

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$156,456	$144,637
NOW accounts	117,494	130,971
Money market accounts	249,387	216,574
Savings accounts	22,537	21,917
Time deposits of $100 or more	205,521	208,911
Other time deposits	227,970	240,827

Total deposits	979,365	963,837
Overnight and short-term borrowings	63,523	59,698
Long-term borrowings	17,615	15,141
Accrued interest payable	3,181	3,327
Other liabilities	9,380	11,337

Total liabilities	1,073,064	1,053,340

Stockholders’ equity:
Common stock, $1.00 par value
Authorized - 25,000 shares
Issued - 18,965 shares in 2007 and 18,922 shares in 2006;
Outstanding - 15,521 shares in 2007 and 16,023 shares in 2006	18,965	18,922
Capital surplus	30,049	29,524
Retained earnings	118,265	141,662
Accumulated other comprehensive loss, net of deferred income taxes	(332)	(974)
Less: Cost of common stock in treasury; 3,444 shares in 2007 and 2,899 shares in 2006	(50,835)	(42,701)

Total stockholders’ equity	116,112	146,433

Total liabilities and stockholders’ equity	$1,189,176	$1,199,773

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Three Months		Nine Months
Condensed Consolidated Statements of	Ended September 30,		Ended September 30,
Income	2007	2006	2007	2006
(unaudited - in thousands except per share data)

Interest income:
Interest and fees from loans	$18,750	$18,992	$57,805	$54,230
Interest and fees from mortgage banking	1,289	1,181	3,709	3,313
Federal funds sold	22	242	92	451
Interest-bearing deposits	72	258	214	505
Investments:
U.S. Treasury	43	43	129	129
U.S. Government agencies	1,198	1,110	3,649	3,105
States and political subdivisions	380	440	1,212	1,409
Other	193	179	570	527

Total interest income	21,947	22,445	67,380	63,669

Interest expense:
Time deposits of $100 or more	2,557	2,532	7,478	6,718
Other time and savings deposits	5,849	5,134	17,216	13,416
Overnight and short-term borrowings	795	756	2,377	1,953
Long-term borrowings	186	232	468	705

Total interest expense	9,387	8,654	27,539	22,792

Net interest income	12,560	13,791	39,841	40,877
Provision for loan losses	42,737	1,387	52,125	4,537

Net interest income (loss) after provision for loan losses	(30,177)	12,404	(12,284)	36,340

Other income:
Service charges on deposit accounts	1,500	1,457	4,308	4,333
Other service fees and commissions	162	186	650	666
Mortgage banking income	1,033	1,125	3,000	3,124
Securities gains	-	2	-	83
Other	455	413	1,553	1,273

Total other income	3,150	3,183	9,511	9,479

Other expenses:
Salaries and wages	4,224	4,169	12,531	12,157
Employee benefits	1,138	1,081	3,732	3,253
Occupancy expense, net	610	591	1,837	1,726
Equipment expense	578	735	1,687	1,856
Other	2,830	1,908	6,718	5,920

Total other expenses	9,380	8,484	26,505	24,912

Income (loss) before income taxes (benefits)	(36,407)	7,103	(29,278)	20,907
Income tax expense (benefit)	(14,391)	2,519	(12,043)	7,415

Net income (loss)	$(22,016)	$4,584	$(17,235)	$13,492

Per share amounts:
Net income (loss) - Basic	$(1.40)	$0.29	$(1.09)	$0.84
Net income (loss) - Diluted	(1.40)	0.29	(1.09)	0.84
Cash dividends	0.13	0.13	0.39	0.35
Book value			7.48	8.98
See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Three Months		Nine Months
Condensed Consolidated Statements of	Ended September 30,		Ended September 30,
Comprehensive Income	2007	2006	2007	2006
(unaudited - in thousands)

Net income (loss)	$(22,016)	$4,584	$(17,235)	$13,492

Items of other comprehensive income:
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale	987	1,853	967	155
Reclassification adjustment for securities gains included in net income	-	-	-	81
Unrealized gains (losses) on mortgage derivative instruments	-	20	100	(15)

Other comprehensive income, before tax	987	1,873	1,067	222
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(394)	(739)	(385)	(94)
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	-	(8)	(40)	6

Items of other comprehensive income, net of tax	593	1,126	642	133

Comprehensive income (loss)	$(21,423)	$5,710	$(16,593)	$13,625

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Nine Months
Condensed Consolidated Statements of Changes in	Ended September 30,
Stockholders’ Equity (unaudited - in thousands except per share data)	2007	2006

Common stock, $1.00 par value
At beginning of period	$18,922	$15,097
Par value of shares issued under stock option plan	43	40
Transferred from capital surplus for shares issued due to stock splits	-	3,784

At end of period	18,965	18,921

Capital surplus
At beginning of period	29,524	32,679
Surplus of shares issued under stock option plan	456	561
Stock-based compensation expense	11	16
Tax benefit from nonqualifying dispositions of stock options	58	-
Transferred to common stock for shares issued due to stock splits	-	(3,784)

At end of period	30,049	29,472

Retained earnings
At beginning of period	141,662	133,208
Cumulative effect of adoption of SAB 108	-	(1,807)
Net income (loss)	(17,235)	13,492
Dividends	(6,162)	(5,677)
Cash paid for fractional shares	-	(11)

At end of period	118,265	139,205

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(974)	(1,080)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	582	142
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	60	(9)

At end of period	(332)	(947)

Cost of common stock in treasury
At beginning of period	(42,701)	(40,058)
Cost of common stock repurchased	(8,134)	(2,643)

At end of period	(50,835)	(42,701)

Total stockholders’ equity	$116,112	$143,950

Shares issued
At beginning of period	18,922	15,097
Shares issued under stock option plan	43	40
Shares issued due to stock splits	-	3,784

At end of period	18,965	18,921

Common shares in treasury
At beginning of period	(2,899)	(2,185)
Common shares repurchased	(545)	(134)
Shares issued due to stock splits	-	(580)

At end of period	(3,444)	(2,899)

Total shares outstanding	15,521	16,022

See notes to condensed consolidated financial statements.

Bank of Granite Corporation	Nine Months
Condensed Consolidated Statements of Cash Flows	Ended September 30,
(unaudited - in thousands)	2007	2006

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(17,235)	$13,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,230	1,303
Provision for loan losses	52,125	4,537
Stock-based compensation expense	11	16
Investment security premium amortization, net	152	188
Acquisition premium amortization, net	64	168
Deferred income taxes	(1,594)	(937)
Gains on sales or calls of securities available for sale	-	(81)
Gains on calls of securities held to maturity	-	(2)
Originations of loans held for sale	(209,689)	(192,133)
Proceeds from loans held for sale	208,204	195,503
Gains on loans held for sale	(2,146)	(1,441)
Losses on hedged mortgage loan commitments	100	-
Losses (gains) on disposal or sale of equipment	(2)	89
Losses (gains) on disposal or sale of other real estate	760	(32)
Increase in cash surrender value of bank owned life insurance	(739)	(587)
Increase in other assets	(20,293)	(296)
Increase (decrease) in taxes payable	(583)	162
Decrease (increase) in accrued interest receivable	1,482	(991)
Increase (decrease) in accrued interest payable	(146)	832
Decrease in other liabilities	(1,315)	(382)

Net cash provided by operating activities	10,386	19,408

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	9,306	12,896
Proceeds from maturities, calls and paydowns of securities held to maturity	5,565	6,073
Proceeds from sales of securities available for sale	2,526	230
Purchase of securities available for sale	(3,459)	(32,729)
Net increase in loans	(47,536)	(58,386)
Investment in bank owned life insurance	(1,250)	(4,170)
Capital expenditures	(2,597)	(1,068)
Proceeds from sale of fixed assets	9	1,961
Proceeds from sale of other real estate	296	732

Net cash used in investing activities	(37,140)	(74,461)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	31,775	19,824
Net increase (decrease) in time deposits	(16,247)	51,609
Net increase in overnight and short-term borrowings	3,825	4,775
Net increase (decrease) in long-term borrowings	2,500	(5,233)
Proceeds from shares issued under stock option plan	499	601
Tax benefit on shares issued under stock option plan	58	-
Dividends paid	(6,221)	(5,403)
Purchases of common stock for treasury	(8,134)	(2,643)
Cash paid in lieu of issuing fractional shares	-	(11)

Net cash provided by financing activities	8,055	63,520

Net increase (decrease) in cash equivalents	(18,699)	8,467
Cash and cash equivalents at beginning of period	49,981	57,482

Cash and cash equivalents at end of period	$31,282	$65,949

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2007
  (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income and of comprehensive income for the three and and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of changes in stockholders’ equity and of cash flows for the nine-month periods ended September 30, 2007 and 2006 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2006 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended September 30, 2006 have been reclassified to conform to the presentation for the period ended September 30, 2007. The Company adopted Staff Accounting Bulletin (“SAB”) No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” during the year ended December 31, 2006. The Company historically recorded its cash dividends on a cash basis and should have recorded them on an accrual basis. The adjustment recorded as of January 1, 2006 was $1,807,501. The Company elected to use the cumulative effect transition method in connection with the preparation of its financial statements for the year ending December 31, 2006. The Company evaluated this error under the roll-over method and concluded that it was immaterial.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2007, except as described in Note 8 below.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(shares in thousands)	2007	2006	2007	2006

Weighted average shares outstanding	15,694	16,018	15,879	16,058
Potentially dilutive effect of stock options	-	54	-	53

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,694	16,072	15,879	16,111

For the three-month periods ended September 30, 2007 and 2006, 115,000 shares and 47,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share common shares because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, 74,000 shares and 48,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
3. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$22,102	$13,912	$15,787	$13,924

Net charge-offs:
Loans charged off:
Real estate	12,561	87	13,494	1,033
Commercial, financial and agricultural	27,619	392	29,284	2,538
Credit cards and related plans	2	9	9	19
Installment loans to individuals	61	101	140	275
Demand deposit overdraft program	63	79	163	197
Asset-based lending	7,003	-	7,433	-

Total charge-offs	47,309	668	50,523	4,062

Recoveries of loans previously charged off:
Real estate	1	14	-	21
Commercial, financial and agricultural	5	216	67	254
Credit cards and related plans	-	6	3	9
Installment loans to individuals	8	22	25	128
Demand deposit overdraft program	25	32	85	110

Total recoveries	39	290	180	522

Net charge-offs	47,270	378	50,343	3,540

Loss provisions charged to operations	42,737	1,387	52,125	4,537

Allowance for loan losses, end of period	$17,569	$14,921	$17,569	$14,921

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Ratio of annualized net charge-offs during the period to average loans during the period	19.91%	0.17%	7.20%	0.55%
Allowance coverage of annualized net charge-offs	9.37%	994.95%	26.10%	315.26%
Allowance as a percentage of loans			1.93%	1.68%
     Nonperforming assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Nonperforming assets:
Nonaccrual loans	$27,267	$9,289
Loans past due 90 days or more and still accruing interest	491	5,074

Total nonperforming loans	27,758	14,363
Foreclosed properties	2,605	1,162

Total nonperforming assets	$30,363	$15,525

Total investment in impaired nonaccrual loans	$25,739	$15,516
Loan loss allowance related to impaired loans	3,029	3,926
Nonperforming loans to total loans	3.05%	1.57%
Allowance coverage of nonperforming loans	63.29%	109.91%
Nonperforming assets to total assets	2.55%	1.29%
4. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)

Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$204,554	$175,875
Standby letters of credit	7,720	5,911
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)
Granite Mortgage has determined that its derivative financial instruments do not qualify for hedge accounting in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and as such, the changes in the value of the derivatives are recognized in net income.
Forward commitments and options to sell mortgage-backed securities as of September 30, 2007 and December 31, 2006 were $6,353,000 and $9,031,000, respectively.
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
5. STOCK-BASED COMPENSATION
The Company uses the fair value method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $5,000 and $6,000 as pre-tax stock-based employee compensation expense for the third quarters of 2007 and 2006, respectively. The pre-tax stock-based employee compensation expense for the nine-month periods ended September 30, 2007 and 2006 was $11,000 and $16,000, respectively.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were 3,000 and 2,500 options granted during the nine-month periods ended September 30, 2007 and 2006, respectively.
The following assumptions were used computing the expense for the options granted during the nine-month periods ended September 30, 2007 and 2006:

	Nine Months
	Ended September 30,
	2007	2006

Option value, aggregate	$4.50	$4.66
Risk-free rate	4.93%	5.00%
Average expected term (years)	5.5 years	5.6 years
Expected volatility	33.39%	34.24%
Expected dividend yield	2.98%	2.85%
Expected turnover	8.80%	8.66%
6. GOODWILL AND INTANGIBLE ASSETS
The Company’s 2003 acquisition of First Commerce Corporation resulted in the Company recording goodwill of $10,763,000 and core deposit intangible assets of $630,000. The Company does not amortize purchased goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The following table reflects goodwill and the carrying value of the core deposit intangible asset. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was $17,000 and $58,000 for the three and nine-month periods ended September 30, 2007, respectively. Annual expense is expected to range from approximately $74,000 in 2007 to $29,000 in 2011.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)

	September 30,	December 31,
	2007	2006
(in thousands)	(Unaudited)	(Note 1)

Goodwill	$10,763	$10,763

Other identifiable intangible assets
Core deposit intangible assets	630	630
Less accumulated amortization	(407)	(349)

Net other identifiable intangible assets	223	281

Total intangible assets	$10,986	$11,044

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
September 30, 2007
  (unaudited)
purchasing or refinancing owner-occupied properties. Mortgage loans are typically sold to other financial institutions and government agencies. The Mortgage Banking segment earns interest on loans held in its warehouse and in its portfolio, earns fee income from originations and recognizes gains or losses from the sale of mortgage loans.
OTHER
The Company’s Other segment represents primarily treasury and administrative activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.
The following table presents selected financial information for reportable business segments as of and for the three and nine-month periods ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006

COMMUNITY BANKING
Net interest income	$11,906	$13,230	$38,019	$39,131
Provision for loan losses	42,725	1,375	52,089	4,501
Noninterest income	2,117	2,058	6,511	6,237
Noninterest expense	7,584	6,709	21,328	19,587
Income (loss) before income taxes	(36,286)	7,204	(28,887)	21,280
Net income (loss)	(21,830)	4,797	(16,598)	14,085
Identifiable segment assets	1,150,641	1,152,194	1,150,641	1,152,194

MORTGAGE BANKING
Net interest income	$857	$861	$2,498	$2,459
Provision for loan losses	12	12	36	36
Noninterest income	1,033	1,125	3,000	3,124
Noninterest expense	1,715	1,694	4,847	4,997
Income before income taxes	163	280	615	550
Net income	98	168	369	330
Identifiable segment assets	33,733	27,537	33,733	27,537

OTHER
Net interest expense	$(203)	$(300)	$(676)	$(713)
Noninterest income	-	-	-	118
Noninterest expense	81	81	330	328
Loss before income taxes	(284)	(381)	(1,006)	(923)
Net loss	(284)	(381)	(1,006)	(923)
Identifiable segment assets	4,802	4,738	4,802	4,738

TOTAL SEGMENTS
Net interest income	$12,560	$13,791	$39,841	$40,877
Provision for loan losses	42,737	1,387	52,125	4,537
Noninterest income	3,150	3,183	9,511	9,479
Noninterest expense	9,380	8,484	26,505	24,912
Income (loss) before income taxes	(36,407)	7,103	(29,278)	20,907
Net income (loss)	(22,016)	4,584	(17,235)	13,492
Identifiable segment assets	1,189,176	1,184,469	1,189,176	1,184,469

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)
8. NEW ACCOUNTING STANDARDS
In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“FASB No. 156”). FASB No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. The Company adopted FASB No. 156 in the first quarter of 2007, and the adoption did not have a material impact on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of 2007, and the adoption did not have a material impact on its consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. FASB No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FASB 157-2, “Effective Date of FASB Statement No. 157” (“FSP FASB 157-2”). FSP FASB 157-2, which was effective upon issuance, delays the effective date of FASB No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FASB No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. The Company does not expect the adoption of FASB No. 157 to have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation methods.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2007
  (unaudited)
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue 06-4 to have a material effect on its financial position and results of operations.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including An Amendment of FASB Statement No. 115” (“FASB No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under FASB No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety, and is irrevocable once the election is made. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting FASB No. 159 on its financial statements.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FASB No. 141(R)”), which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) be measured at fair value in accordance with FASB No.157. FASB No. 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting FASB No. 141(R) on its financial statements.
Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“FASB No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”. FASB No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting FASB No. 160 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month and nine-month periods ended September 30, 2007. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects of the financial position and results of operations in future periods.
     As we reported for the quarter ended June 30, 2007, our banking subsidiary experienced deterioration in its loan portfolio during the first six months of 2007. The Bank reviewed its identified problem loans in the second quarter of 2007, and, as a result, increased its provision for loan losses during the second quarter. During the third quarter of 2007, the Bank’s management focused on working through the problem loans reviewed during the second quarter. At the close of the quarter ended September 30, 2007, the Bank’s management believed that the Bank’s problem loans were identified and adequately reserved. Based on this information, we released our earnings for the third quarter on October 16, 2007 and mailed our quarterly balance sheet and income statement to our stockholders shortly thereafter. In late October and early November, the Bank’s credit administration identified additional commercial loans that appeared to represent significant credit risk. On November 8, 2007, the Audit Committee met and determined a comprehensive review of the Bank’s commercial loan portfolio was warranted. On November 9, 2007, we submitted a Current Report on Form 8-K and issued a news release disclosing that we would not timely file our Quarterly Report on Form 10-Q, and that the earnings news release and the quarterly balance sheet and income statement previously distributed should not be relied upon. The Form 8-K and news release further indicated that our loan portfolio was under review for additional credit risk that we believed would materially change the results of operations that we had previously reported and would cause a material increase in our provision for loan losses. The news release also disclosed that the internal controls related to our lending and loan review functions were being evaluated to determine whether material weaknesses in such controls existed.
     Our failure to meet the November 9, 2007 filing deadline for this periodic Quarterly Report on Form 10-Q caused us to be noncompliant with the listing rules of the NASDAQ Global Select MarketSM, the exchange on which our stock trades. We requested a hearing before a NASDAQ Hearing Panel to request additional time to file this report on Form 10-Q. Our hearing before the NASDAQ Hearing Panel occurred on January 9, 2008, and our request for continued listing on The NASDAQ Stock Market was granted on February 15, 2008 subject to certain conditions, including the filing of this quarterly report on Form 10-Q.

     Beginning in mid-November, the Audit Committee conducted an inquiry into the nature and timing of the Bank’s loan problems and the related credit review processes, procedures, and internal controls. The Audit Committee directed the Bank’s credit administration to expand the scope of its review of the loan portfolio for additional credit risk and engage loan review consultants to assist in the process. As a result of this review, which was conducted in February 2008, loans totaling approximately $64 million were deemed to be impaired as of September 30, 2007 and were reclassified as nonperforming loans, with an estimated aggregate impairment of approximately $43 million, substantially all of which was charged off in the third quarter. Additionally, we had a regulatory safety and soundness examination that was conducted in February 2008, and we considered the results of that review in the loan loss estimation process.
     As a result, we provided loan loss reserves of approximately $43 million, before income taxes, and charged off $47 million during the third quarter. As of September 30, 2007, the balance of nonaccrual loans totaled approximately $27 million. In addition, we wrote off $0.8 million, before income taxes, in interest income accrued on these impaired loans and $0.6 million, before income taxes, in estimated reductions in the values of foreclosed properties. For more detailed discussions of our credit quality and nonperforming assets, please see “Provisions for Loan Losses, Allowance for Loan Losses, and Discussions of Asset Quality” below.
     We have also identified material weaknesses in internal controls relating to lending practices and policies and monitoring controls used to identify and quantify the risk in problem loans. These deficiencies and the deterioration of the overall loan portfolio were contributing factors to the material adjustments to our provisions for loan losses in the third quarter. As a result, we have developed a remediation plan to address the material weaknesses and have undertaken measures to enhance internal controls. Additional information about our remediation plan is available in Item 4, “Controls and Procedures.”
     As a result of the expenses recognized to provide for additional loan losses, the write-off of related interest income, and the write-down of foreclosed properties, we recorded substantial charges during the third quarter of 2007, resulting in a net loss of $22 million for the third quarter and a net loss of $17.2 million for the nine months ended September 30, 2007. The quarterly net loss resulted in a decrease in capital to $116.1 million as of September 30, 2007 compared to $146.4 million at December 31, 2006. However, the Bank’s leverage, Tier I, and total risk-weighted capital ratios as of September 30, 2007 were above the minimums required for classification as “well-capitalized” for regulatory purposes. Further discussions about our capital and capital ratios are included under “Liquidity, Interest Rate Sensitivity, and Market Risks” below.

Financial Highlights for	Three Months
the Quarterly Periods	Ended September 30,
(in thousands except per share amounts)	2007	2006	% change

Earnings
Net interest income	$12,560	$13,791	-8.9%
Provision for loan losses	42,737	1,387	n/m
Other income	3,150	3,183	-1.0%
Other expense	9,380	8,484	10.6%
Net income (loss)	(22,016)	4,584	-580.3%

Per share
Net income (loss)
- Basic	$(1.40)	$0.29	-582.8%
- Diluted	(1.40)	0.29	-582.8%

Average for period
Assets	$1,212,281	$1,174,604	3.2%
Loans	942,154	874,654	7.7%
Deposits	977,049	942,102	3.7%
Stockholders’ equity	143,726	143,991	-0.2%

Ratios
Return on average assets	-7.21%	1.55%
Return on average equity	-60.77%	12.63%
Average equity to average assets	11.86%	12.26%
Efficiency ratio	58.94%	49.29%

Financial Highlights for	Nine Months
the Year-to-Date Periods	Ended September 30,
(in thousands except per share amounts)	2007	2006	% change

Earnings
Net interest income	$39,841	$40,877	-2.5%
Provision for loan losses	52,125	4,537	n/m
Other income	9,511	9,479	0.3%
Other expense	26,505	24,912	6.4%
Net income (loss)	(17,235)	13,492	-227.7%

Per share
Net income (loss)
- Basic	$(1.09)	$0.84	-229.8%
- Diluted	(1.09)	0.84	-229.8%

Average for period
Assets	$1,208,255	$1,144,268	5.6%
Loans	934,682	863,726	8.2%
Deposits	969,327	913,912	6.1%
Stockholders’ equity	147,338	142,189	3.6%

Ratios
Return on average assets	-1.91%	1.58%
Return on average equity	-15.64%	12.69%
Average equity to average assets	12.19%	12.43%
Efficiency ratio	53.00%	48.74%

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
     PROVISIONS AND ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to a balance considered adequate to absorb probable losses incurred in the portfolio at the date of the financial statements.
     Management’s determination of the adequacy of the loan loss allowance is based on ongoing quarterly assessments of evaluations of the collectibility and historical loss experience of the loan portfolio. We also evaluate other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews.
     The methodology for determining the allowance for loan losses is based on historical loss rates, current credit grades, specific allocation for impaired loans and an unallocated amount. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. As part of the third quarter activity, we revised the historical loss factors for different segments of the portfolio to be more reflective of current market conditions.
     Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairments. When individual loans are impaired, the impairment allowance is measured in accordance with FASB No. 114, “Accounting by Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Our policy for the recognition of interest income on impaired loans is the same as our interest recognition policy for all non-accrual loans. Accrued interest is reversed to income to the extent it relates to the current year and charged off otherwise.
     The evaluations described above are inherently subjective, as they require the use of material estimates. Unanticipated future adverse changes in borrower or economic conditions could result in material adjustments to our allowance for loan losses that could adversely impact our earnings in future periods.

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
Changes in Financial Condition
September 30, 2007 Compared With December 31, 2006
     Our total assets decreased $10.6 million, or 0.9%, from December 31, 2006 to September 30, 2007. Earning assets decreased $28.1 million, or 2.5%, over the same nine-month period. As reflected in the table below, loans, our largest earning asset, decreased $2.8 million, or 0.3%, primarily due to a $4.6 million decrease in loans of the Bank, partially offset by a $1.8 million increase in construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $3.6 million, or 30.8%, due to higher mortgage origination activities. Cash and cash equivalents decreased $18.7 million, or 37.4%, primarily as the result of a $15.7 million decrease in overnight investments. Investment securities decreased $13.1 million, or 7.7%, primarily due to $17.4 million of the Bank’s debt securities that matured or were called or sold during 2007, partially offset by the Bank’s purchases of debt securities of $3.5 million. Investment in bank owned life insurance increased $2 million, or 7.4%, primarily because of the Bank’s investment of $1.3 million to provide for supplemental life and retirement benefits for the Bank’s officers. Other assets increased $20.4 million, or 174.3%, primarily due to the $18.4 million increase in the Bank’s current tax asset, as a result of the net loss experienced during the first nine months of 2007.

     Loans at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Real estate - Construction	$168,482	$161,072
Real estate - Mortgage	489,471	488,347
Commercial, financial and agricultural	238,845	248,691
Consumer	14,102	15,317
All other loans	505	742

	911,405	914,169
Deferred origination fees, net	(1,752)	(1,677)

Total loans	$909,653	$912,492

Mortgage loans held for sale	$15,428	$11,797

     Our deposits increased $15.5 million, or 1.6%, from December 31, 2006 to September 30, 2007, which we attribute in large part to continued competitive deposit pricing. Noninterest-bearing demand deposits increased $11.8 million, or 8.2%, while interest-bearing demand deposits increased $19.3 million, or 5.6%. The increase in interest-bearing demand deposits reflected a $32.8 million, or 15.2%, increase in money market deposits, partially offset by a $13.5 million, or 10.3%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Time deposits decreased $16.2 million, or 3.6%. Time deposits greater than $100,000 decreased $3.4 million, or 1.6%, while other time deposits decreased $12.8 million, or 5.3%, primarily because of the shift to the more attractively priced money market deposits cited above. The Company’s loan to deposit ratio was 92.88% as of September 30, 2007 compared to 94.67% as of December 31, 2006, while the Bank’s loan to deposit ratio was 88.29% compared to 89.86% at the same dates.
     In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2006 to September 30, 2007, overnight and short-term borrowings increased $3.8 million, or 6.4%, primarily due to a $5.8 million, or 28.4%, increase in other short-term borrowings by Granite Mortgage, partially offset by a $2 million, or 6.5% decrease in overnight borrowings of the Company. Long-term borrowings increased $2.5 million, or 16.3%, primarily reflecting a $5 million increase in long-term borrowings of the Bank, partially offset by a $2.5 million decrease in long-term borrowings of the Company. Other liabilities decreased $2 million, or 17.3%, primarily because of decreases in profit sharing, incentive accruals, and income taxes resulting from decreased earnings in 2007 compared to 2006.
     Our total capital decreased $30.3 million, or 20.7%, primarily as a result of our $17.2 million loss for the nine months ended September 30, 2007, and also due to shares repurchased under our stock repurchase plan. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2007, such unfunded commitments to extend credit were $204,554,000, and commitments in the form of standby letters of credit totaled $7,720,000.
     We have a common stock repurchase plan, which we use (1) to reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) to manage capital levels. We repurchase our shares in the open market, subject to legal requirements and the repurchase rules of The NASDAQ Global Select MarketSM, the stock exchange on which our common stock is listed, and through unsolicited privately negotiated transactions. Our share repurchases are funded through the payment of dividends to the Company by its subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. We plan to continue to repurchase our shares from time to time, subject to regulatory requirements and market conditions, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, we have not historically reissued, nor do we currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
     Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of September 30, 2007, and December 31, 2006, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At September 30, 2007, our core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $773,844,000, or 79.0% of our total deposits, compared to $754,926,000, or 78.3% of our total deposits as of December 31, 2006.
     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of September 30, 2007, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled

$30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2007, the Bank had investment securities pledged to secure an overnight funding line of approximately $8,250,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2007, the Bank had a line of credit with the FHLB totaling approximately $119,708,000, collateralized by its pledged residential and commercial real estate loans, of which $8,000,000 were in overnight and short-term borrowings and $15,000,000 were in long-term borrowings leaving approximately $96,708,000 in remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2007, the line was secured by approximately $22,762,000 of the mortgage loans originated by Granite Mortgage. As of September 30, 2007, the Company was not in compliance with certain financial covenants under this line of credit. The Company serves as guarantor under the terms of this line. As of September 30, 2007 and December 31, 2006, this line of credit was $40,000,000.
     We have a $10,000,000 unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2007, the Company was not in compliance with certain financial covenants under this line of credit. As of September 30, 2007, we owed $2,500,000 under this line of credit.
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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		September 30, 2007		December 31, 2006
(dollars in thousands)		Amount	% Change	Amount	% Change

3% interest rate changes prorated over a twelve-month period

	+3%	$52,229	- 0.2%	$58,848	5.1%
	0%	52,314	0.0%	55,982	0.0%
	- 3%	45,767	- 12.5%	47,625	- 14.9%

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$51,531	1.0%	$58,275	7.0%
	+3%	51,414	0.8%	57,348	5.3%
	+2%	51,279	0.5%	56,416	3.5%
	+1%	51,145	0.3%	55,468	1.8%
	0%	51,003	0.0%	54,486	0.0%
	- 1%	47,670	- 6.5%	50,433	- 7.4%
	- 2%	43,562	- 14.6%	45,620	- 16.3%
	- 3%	39,622	- 22.3%	40,998	- 24.8%
	- 4%	35,649	- 30.1%	36,524	- 33.0%
     At September 30, 2007, we were well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and Bank-only basis were as follows:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well-
	Consolidated	Bank	Capitalized	Capitalized

Leverage capital ratios	8.77%	8.13%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.36%	9.52%	4.00%	6.00%
Total capital	11.61%	10.78%	8.00%	10.00%
     During the third quarter of 2007, our capital ratios declined as a result of the large loan loss provision we recorded. Although the Bank’s ratios were still above levels required to be considered “well-capitalized” at September 30, 2007, we will closely monitor our capital ratios in order to maintain capital levels that meet the regulatory requirements for being classified as “well-capitalized”. One impact if not meeting the regulatory requirements for being classified as “well-capitalized” is that the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines could be limited. In addition, our reputation in our deposit service areas could be damaged, which could further tighten our liquidity. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement steps to improve our capital position.

Results of Operations
For the Three-Month Period Ended September 30, 2007 Compared With
the Same Period in 2006 and for the Nine-Month Period Ended
September 30, 2007 Compared With the Same Period in 2006
     During the three-month period ended September 30, 2007, our net income decreased $26.6 million to a net loss of $22 million from the $4.6 million earned in the same period of 2006. The decrease is primarily due to higher provisions for loan losses, as discussed earlier, and from lower net interest income and increases in other expenses that were partially offset by an increase in income tax benefits. For the first nine months of 2007, we incurred a net loss of $17.2 million compared to net income of $13.5 million in the same year-to-date period of 2006, primarily due to higher provisions for loan losses.
Net Interest Income for the Quarterly Periods
     The following table reflects the change in our net interest income for the three-month periods ended September 30, 2007 and 2006. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Three Months
	Ended September 30,
(in thousands)	2007	2006	$ Change	% Change

Interest income	$21,947	$22,445	$(498)	-2.2%
Interest expense	9,387	8,654	733	8.5%
Net interest income	12,560	13,791	(1,231)	-8.9%

Net interest margin	4.48%	5.08%
Yield on loans	8.28%	9.00%
Average prime rate	8.18%	8.25%
Rates on interest-bearing deposits	4.04%	3.82%

Interest and fees from loans	$20,039	$20,173	$(134)	-0.7%
Average loans
Bank	924,909	862,423	62,486	7.2%
Granite Mortgage	34,719	26,936	7,783	28.9%
Consolidated	959,628	889,359	70,269	7.9%
Interest on securities and overnight investments	1,908	2,272	(364)	-16.0%
Average securities and overnight investments	170,472	206,061	(35,589)	-17.3%

Interest on interest-bearing deposits	8,406	7,666	740	9.7%
Average interest-bearing deposits	825,408	795,418	29,990	3.8%
Average money market deposits	250,372	199,588	50,784	25.4%
Average time deposits	433,718	448,390	(14,672)	-3.3%

Interest on overnight and short-term borrowings	795	756	39	5.2%
Average overnight and short-term borrowings
Bank	7,806	13,300	(5,494)	-41.3%
Granite Mortgage	28,381	21,326	7,055	33.1%
Consolidated	62,743	63,173	(430)	-0.7%
Interest on long-term borrowings	186	232	(46)	-19.8%
Average long-term borrowings
Bank	14,365	10,787	3,578	33.2%
Consolidated	16,851	15,787	1,064	6.7%

     Even though we experienced growth in loans and deposits during the third quarter of 2007 compared to 2006, our net interest margin declined 60 basis points. Our cost of funds increased 22 basis points, primarily due to competitive rates on deposits in our markets. In addition, our net interest margin was further compressed from the charge-off of approximately $1,438,000, before taxes, of interest income on loans that were charged off or moved into nonaccruing status during the third quarter of 2007, and the margin decreased slightly due to the reduction of the prime interest rate in late September of 2007.
     Interest income increased as a result of loan growth, which occurred primarily in the Bank’s newer market areas. Mortgage originations also grew, primarily due to favorable interest rates during the period. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.
     We continued to offer competitive rates on our premium money market deposit accounts during the third quarter. Time deposits generally pay higher rates of interest than most other types of deposits. We believe that the decrease in time deposits may be attributable in large part to lower rates on our time deposit products. We have not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
     Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other short-term borrowings were the principal source of funding for Granite Mortgage.

Net Interest Income for the Year-to-Date Periods
     The following table reflects the change in our net interest income for the nine-month periods ended September 30, 2007 and 2006. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Nine Months
	Ended September 30,
(in thousands)	2007	2006	$ Change	% Change

Interest income	$67,380	$63,669	$3,711	5.8%
Interest expense	27,539	22,792	4,747	20.8%
Net interest income	39,841	40,877	(1,036)	-2.5%

Net interest margin	4.81%	5.22%
Yield on loans	8.64%	8.76%
Average prime rate	8.23%	7.86%
Rates on interest-bearing deposits	4.01%	3.50%

Interest and fees from loans	$61,514	$57,543	$3,971	6.9%
Average loans
Bank	917,935	852,337	65,598	7.7%
Granite Mortgage	33,645	25,902	7,743	29.9%
Consolidated	951,580	878,239	73,341	8.4%

Interest on securities and overnight investments	5,866	6,126	(260)	-4.2%
Average securities and overnight investments	175,018	187,871	(12,853)	-6.8%

Interest on interest-bearing deposits	24,694	20,134	4,560	22.6%
Average interest-bearing deposits	822,996	768,542	54,454	7.1%
Average money market deposits	242,870	187,856	55,014	29.3%
Average time deposits	434,662	431,132	3,530	0.8%

Interest on overnight and short-term borrowings	2,377	1,953	424	21.7%
Average overnight and short-term borrowings
Bank	9,740	13,422	(3,682)	-27.4%
Granite Mortgage	27,161	20,762	6,399	30.8%
Consolidated	64,879	61,909	2,970	4.8%
Interest on long-term borrowings	468	705	(237)	-33.6%
Average long-term borrowings
Bank	11,535	11,671	(136)	-1.2%
Consolidated	14,813	16,671	(1,858)	-11.1%
     Even though we experienced growth in loans and deposits during the first nine months of 2007 compared to the same period in 2006, our net interest margin declined 41 basis points. Our cost of funds increased 51 basis points, primarily due to the competitive rates on deposits in our markets. In addition, our net interest margin was further compressed from the charge-off of approximately $1,974,000, before taxes, of interest income on loans that were charged off or moved into nonaccruing status during the first nine months of 2007.
     As was the case for the third quarter, our loan growth occurred primarily in the Bank’s newer market areas. Deposit growth resulted primarily from attractive rates on our premium money market deposit accounts during the first nine months of 2007.

Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality
     The risks inherent in our loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict and are beyond our control. In estimating these risks and the related loss reserve levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries. For additional information about how we estimate our loan loss reserves, see the section captioned “PROVISIONS AND ALLOWANCE FOR LOAN LOSSES” under “Critical Accounting Policies” above.
     The Bank performs periodic loan reviews with the assistance of an independent third party risk assessment consultant, which reviews the underwriting, documentation, risk grading, and other loan administration issues. The third party’s evaluation and report is shared with management, the Bank’s Audit and Loan committees, and ultimately, the Bank’s Board of Directors.
     Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments about information available to them at the time of their examinations.
     As we reported for the second quarter of 2007, our banking subsidiary experienced deterioration in its credit quality during the first six months of 2007. The Bank began a review of its problem loans early in the second quarter of 2007 and contracted with a third party near the end of the second quarter to complete this review. As a result, the Bank significantly increased its provision for loan losses during the second quarter. During the third quarter of 2007, the Bank’s management focused on working through the problem loans reviewed during the second quarter. In mid-October, the Bank’s management believed that the Bank’s problem loans were identified and adequately reserved as of September 30, 2007, so we released our earnings for the third quarter. In late October and early November, the Bank’s credit administration identified additional commercial loans that appeared to warrant an assessment for potential impairment. On November 8, 2007, the Audit Committee met and determined that a comprehensive review of the Bank’s commercial loan portfolio was warranted.
     As directed by the Audit Committee, the Bank’s credit administration expanded the scope of its review of the loan portfolio to assess additional credit risk and engaged loan review consultants to assist in the process. The expanded portfolio review indicated that most of the Bank’s loans that were deemed to be impaired were working capital loans to commercial customers located in the Bank’s Catawba Valley market area. As a result of this review that was conducted in February of 2008, loans totaling approximately $64 million were deemed to be impaired as of September 30, 2007, and were reclassified as nonperforming loans with an estimated aggregate impairment of approximately $43 million, significantly all of which was charged off in the third quarter.
     As a result, the Bank provided loan loss reserves of approximately $43 million, before income taxes. Also during the third quarter, the Bank charged off impairments totaling approximately $47 million on these impaired loans, where the collection of the impaired amounts was in doubt. The balance of impaired loans as of September 30, 2007 totaled approximately $26 million, with reserves of approximately $3 million. The additional impairment reserves, and the related charge-offs of the impaired amounts, included approximately $9 million in commercial loans, of which $2 million was asset-based lending for the large manufacturer identified in the second quarter, and approximately $5 million to the Bank’s other asset-based lending portfolio. In addition, the Bank wrote off $0.8 million, before income taxes, in interest income accrued on these impaired loans and $0.6 million, before income taxes, in estimated reductions in the values of foreclosed properties.

     The review also identified material weaknesses in the Bank’s internal controls relating to lending policies and monitoring controls used to identify and quantify the risk in problem loans. These deficiencies and the deterioration of the overall loan portfolio were contributing factors to the material adjustments to our provisions for loan losses in the third quarter. As a result, we developed a remediation plan to address the material weaknesses and have proceeded with measures to enhance internal controls. Additional information about our remediation plan is provided in Item 4, “Controls and Procedures.”
     The following table presents an analysis of changes in the allowance for loan losses for the quarter-to-date and year-to-date periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$22,102	$13,912	$15,787	$13,924

Net charge-offs:
Loans charged off:
Real estate	12,561	87	13,494	1,033
Commercial, financial and agricultural	27,619	392	29,284	2,538
Credit cards and related plans	2	9	9	19
Installment loans to individuals	61	101	140	275
Demand deposit overdraft program	63	79	163	197
Asset-based lending	7,003	-	7,433	-

Total charge-offs	47,309	668	50,523	4,062

Recoveries of loans previously charged off:
Real estate	1	14	-	21
Commercial, financial and agricultural	5	216	67	254
Credit cards and related plans	-	6	3	9
Installment loans to individuals	8	22	25	128
Demand deposit overdraft program	25	32	85	110

Total recoveries	39	290	180	522

Net charge-offs	47,270	378	50,343	3,540

Loss provisions charged to operations	42,737	1,387	52,125	4,537

Allowance for loan losses, end of period	$17,569	$14,921	$17,569	$14,921

Ratio of annualized net charge-offs during the period to average loans during the period	19.91%	0.17%	7.20%	0.55%
Allowance coverage of annualized net charge-offs	9.37%	994.95%	26.10%	315.26%
Allowance as a percentage of loans			1.93%	1.68%
     Our loan loss provision charged to operations was $47.6 million higher for the first nine months of 2007 than 2006. We charged off loans of $47.3 million in the third quarter of 2007, an increase of $46.6 million over the comparable period in 2006 as discussed above. Charge-offs for the quarterly period included $27.6 million in commercial loans and $12.6 million in real estate loans that were in default. Year-to-date charge-offs were $50.5 million, an increase of $46.5 million over the comparable period in 2006. Charge-offs for the 2007 year-to-date period included $29.2 million in commercial loans, and $13.5 million in real estate loans that were in default. Included in the year-to-date charge-offs for real estate loans were $9.7 million for loans secured by nonfarm nonresidential properties. See also Note 3, “ALLOWANCE FOR LOAN
LOSSES AND CREDIT QUALITY,” to the Financial Statements included in Item 1 to this Report.

     Nonperforming assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Nonperforming assets:
Nonaccrual loans	$27,267	$9,289
Loans past due 90 days or more and still accruing interest	491	5,074

Total nonperforming loans	27,758	14,363
Foreclosed properties	2,605	1,162

Total nonperforming assets	$30,363	$15,525

Nonperforming loans to total loans	3.05%	1.57%
Allowance coverage of nonperforming loans	63.29%	109.91%
Nonperforming assets to total assets	2.55%	1.29%
     If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2007 and 2006 that would have been recorded was approximately $2,027,000 and $382,000, respectively, while the interest income recognized on such loans, prior to being placed on nonaccrual status, was approximately $1,490,000 and $131,000, respectively. For the comparable year-to-date periods, interest income of approximately $2,814,000 in 2007 and $736,000 in 2006 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest income recognized, prior to being placed on nonaccrual status, for the two periods was approximately $1,392,000 and $172,000.
     We classify loans as nonaccrual when the loan is statutorily past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful.
     All of our investment in impaired loans, $26 million at September 30, 2007, is included in nonaccruing loans in the table above. At December 31, 2006 our investment in impaired loans was $15.5 million, and the related loan loss allowance was $3.9 million. The average recorded balance of impaired loans was $20.7 million for the first nine months of 2007, and the average recorded balance for the first nine months of 2006 was not significantly different from the balance at September 30, 2006.

Noninterest Income and Expenses for the Quarterly Periods
     The following table reflects the changes in our noninterest income and expenses for the three-month periods ended September 30, 2007 and 2006.

	Three Months
	Ended September 30,
(in thousands)	2007	2006	$ Change	% Change

Total noninterest income
Bank	$2,117	$2,058	$59	2.9%
Granite Mortgage	1,033	1,125	(92)	-8.2%
Consolidated	3,150	3,183	(33)	-1.0%
Fees on deposit accounts	1,500	1,457	43	3.0%
Other service fees and commissions	162	186	(24)	-12.9%
Annuity commissions	48	56	(8)	-14.3%
Mortgage banking income	1,033	1,125	(92)	-8.2%
Mortgage loan originations	67,166	68,720	(1,553)	-2.3%
Securities gains/losses	-	2	(2)	0.0%
Other noninterest income	455	413	42	10.2%

Total noninterest expenses
Bank	7,584	6,709	875	13.0%
Granite Mortgage	1,715	1,694	21	1.2%
Consolidated	9,380	8,484	896	10.6%
Personnel expenses
Bank	4,154	4,037	117	2.9%
Granite Mortgage	1,203	1,206	(3)	-0.2%
Consolidated	5,362	5,250	112	2.1%
Salaries and wages
Bank	3,116	3,047	69	2.3%
Granite Mortgage	1,108	1,122	(14)	-1.2%
Consolidated	4,224	4,169	55	1.3%
Employee Benefits
Bank	1,038	990	48	4.8%
Granite Mortgage	95	84	11	13.1%
Consolidated	1,138	1,081	57	5.3%
Noninterest expenses other than for personnel
Bank	3,430	2,672	758	28.4%
Granite Mortgage	512	488	24	4.9%
Consolidated	4,018	3,234	784	24.2%
Occupancy expense, net
Bank	497	465	32	6.9%
Granite Mortgage	113	126	(13)	-10.3%
Consolidated	610	591	19	3.2%
Equipment expense
Bank	478	653	(175)	-26.8%
Granite Mortgage	100	82	18	22.0%
Consolidated	578	735	(157)	-21.4%
Other noninterest expenses
Bank	2,455	1,554	901	58.0%
Granite Mortgage	299	280	19	6.8%
Consolidated	2,830	1,908	922	48.3%
Income tax expense (benefit)	(14,391)	2,519	(16,910)	-671.3%
Effective income tax rates	39.53%	35.46%
     For the quarter ended September 30, 2007, the Bank’s other noninterest expenses increased $901,000, primarily related to the $642,000 increase in loss on sale of foreclosed properties and $111,000 increase in outside consulting services.

     The decrease in income tax expense for the three months of 2007 was primarily due to income tax benefits related to the increase in provision for loan losses.
Noninterest Income and Expenses for the Year-to-Date Periods
     The following table reflects the changes in our noninterest income and expenses for the nine-month periods ended September 30, 2007 and 2006.

	Nine Months
	Ended September 30,
(in thousands)	2007	2006	$ Change	% Change

Total noninterest income
Bank	$6,511	$6,237	$274	4.4%
Granite Mortgage	3,000	3,124	(124)	-4.0%
Consolidated	9,511	9,479	32	0.3%
Fees on deposit accounts	4,308	4,333	(25)	-0.6%
Other service fees and commissions	650	666	(16)	-2.4%
Annuity commissions	193	179	14	7.8%
Mortgage banking income	3,000	3,124	(124)	-4.0%
Mortgage loan originations	209,480	191,834	17,646	9.2%
Securities gains/losses	-	83	(83)	0.0%
Other noninterest income	1,553	1,273	280	22.0%

Total noninterest expenses
Bank	21,328	19,587	1,741	8.9%
Granite Mortgage	4,847	4,997	(150)	-3.0%
Consolidated	26,505	24,912	1,593	6.4%
Personnel expenses
Bank	12,801	11,880	921	7.8%
Granite Mortgage	3,451	3,514	(63)	-1.8%
Consolidated	16,263	15,410	853	5.5%
Salaries and wages
Bank	9,366	8,882	484	5.4%
Granite Mortgage	3,165	3,275	(110)	-3.4%
Consolidated	12,531	12,157	374	3.1%
Employee Benefits
Bank	3,435	2,998	437	14.6%
Granite Mortgage	286	239	47	19.7%
Consolidated	3,732	3,253	479	14.7%
Noninterest expenses other than for personnel
Bank	8,527	7,707	820	10.6%
Granite Mortgage	1,396	1,483	(87)	-5.9%
Consolidated	10,242	9,502	740	7.8%
Occupancy expense, net
Bank	1,504	1,358	146	10.8%
Granite Mortgage	333	368	(35)	-9.5%
Consolidated	1,837	1,726	111	6.4%
Equipment expense
Bank	1,415	1,594	(179)	-11.2%
Granite Mortgage	272	262	10	3.8%
Consolidated	1,687	1,856	(169)	-9.1%
Other noninterest expenses
Bank	5,608	4,755	853	17.9%
Granite Mortgage	791	853	(62)	-7.3%
Consolidated	6,718	5,920	798	13.5%
Income tax expense (benefit)	(12,043)	7,415	(19,458)	-262.4%
Effective income tax rates	41.13%	35.47%

     The increase in personnel costs, the largest of the overhead expenses, is primarily related to the Bank’s increase in salaries and wages and employee benefits for additional employees in our new market areas. Of the $479,000 increase in employee benefits, $682,000 were increased costs related to healthcare for all employees and retirement benefits for the Bank’s officers, partially offset by a decrease in the accrual for profit sharing expense.
     For the nine months ended September 30, 2007, the Bank’s other noninterest expenses increased $853,000, primarily related to the $644,000 increase in loss on sale of foreclosed properties and $263,000 increase in outside consulting and credit services.
     The decrease in income tax expense for the first nine months of 2007 was primarily due to income tax benefits related to the increase in provision for loan losses.
Off-Balance Sheet Arrangements
     We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of September 30, 2007 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 4 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of September 30, 2007, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. See also Note 4 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below under “Changes in Internal

Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     As disclosed under Item 2 of this Quarterly Report on Form 10-Q, during the second and third quarters of 2007, we experienced substantial deterioration in our loan portfolio. We also discovered lending practices and monitoring weaknesses that contributed to the characterization of the status of certain loans as performing, when they were not, and failed to evaluate adequately the status of a portfolio of asset-based lending loans. As a result of these issues and with the assistance of independent third parties, we have subsequently performed a thorough review of the loan portfolio, our credit administration practices and our internal controls related to the lending function. The review identified material weaknesses in internal controls relating to the design of policies for lending authorities (including renewals and extensions) and monitoring controls to determine loan advances were properly authorized. The review also identified material weaknesses in monitoring controls used to identify and quantify the risk in problem loans, thus causing failures to accurately estimate risk in the portfolio and to determine the appropriate amount of our allowance for loan losses. These deficiencies and the deterioration of the overall loan portfolio were the primary contributing factors to the material adjustments to our provision for loan losses in the third quarter.
Remediation Plan
     In response to the material weaknesses identified in and after the third quarter, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
•	We have restructured our lending staff, reassigned portfolio responsibilities, and revised loan officer lending authorities.

•	We have added additional resources to our Credit Administration staff. These additions have resulted in improving our loan risk grading effectiveness. With the help of the new Chief Credit Officer we hired at the end of the second quarter, we have also implemented other monitoring procedures that have improved the loan underwriting processes and Credit Administration effectiveness.

•	We have developed a more effective process for estimating the allowance for loan loss.

•	We continue to evaluate our personnel resources. If adequate staff is not secured in a timely manner, we plan to use independent third parties to provide assistance in our credit administration and internal control improvement initiatives.

•	We are assessing current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability.

     Our Board of Directors is actively monitoring these remediation efforts and may direct additional measures as deemed appropriate from time to time. We cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over our financial process and reporting in the future, or whether the remediation plan will be sufficient to address and eliminate the material weaknesses.
     Except for the matters discussed above, which have been identified, planned or implemented at various dates throughout the extended review period, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Disclosures About Forward Looking Statements
     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section below and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Part II - Other Information
Item 1A - Risk Factors
The following are additions to the Risk Factors included in our 2006 Annual Report on Form 10-K:
Additional significant increases in our allowance for loan losses could result in a downgrade to “adequately-capitalized” status.
     The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan advances or unsecured federal funds credit lines, and could tighten our liquidity through damages to our reputation in our deposit service areas.

A concentration of real estate development loans in our markets could result in additional increases in our allowance for loan losses, and corresponding decreases in our earnings, if the economy continues to experience a downward trend.
     The volatility of the real estate development market could affect our assumptions about the collectibility of our loan portfolio, and the value of the real estate serving as collateral for the repayment of these loans. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and could materially decrease our net income.
Losing key personnel could negatively affect us.
     None of the current members of the Bank’s executive management team are under employment contracts, and the loss of additional key personnel could have a negative impact on us and our future results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
     We purchase shares of our common stock from time to time in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. Share repurchase transactions for the three months ended September 30, 2007 are set forth below.

				(c) Total	(d) Maximum
				Number Of	Approximate
				Shares	Dollar Value
				Purchased	Of Shares
		(a) Total	(b) Average	As Part Of	That May Yet
		Number Of	Price	Publicly	Be Purchased
Period		Shares	Paid Per	Announced	Under The
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)

Jul 1, 2007	Jul 31, 2007	47,986	$13.60	47,986	$7,857,276	(3)
Aug 1, 2007	Aug 31, 2007	189,136	13.81	189,136	5,244,669	(3)
Sep 1, 2007	Sep 30, 2007	79,080	13.66	79,080	4,164,818	(3)

	Totals	316,202	$13.74	316,202

(1)	For the three months ended September 30, 2007, 316,202 shares were purchased in open-market transactions. We do not repurchase shares in connection with disqualifying dispositions of shares issued under our stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	We have not historically established expiration dates for our share repurchase programs.

(3)	Currently active repurchase program in the amount of $10,000,000 was announced May 22, 2007 and commenced on May 25, 2007.

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

3.2	Bylaws of the Registrant, as amended

Bank of Granite Corporation’s Amended Bylaws, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2007, is incorporated herein by reference.

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

The information required by this item is set forth under Item 1 of Part I, Note 2.

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

Bank of Granite Corporation
(Registrant)

Date: February 28, 2008	/s/ Kirby A. Tyndall

Kirby A. Tyndall
Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Begins
on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Bylaws of the Registrant, as amended	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2.