Form 10-K
period 2007-12-31
BANK OF GRANITE CORP
filed 2008-03-17
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $1.00 par value
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of March 7, 2008, 15,438,000 shares of common stock, $1.00 par value, were outstanding. As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $255,824,000 based on the closing sales price as reported on The NASDAQ Global Select Market.SM
DOCUMENTS INCORPORATED BY REFERENCE
     PART III: Portions of the Definitive Proxy Statement to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Stockholders.

Exhibit Index begins on page 81

FORM 10-K CROSS-REFERENCE INDEX

		2008
	2007	Proxy
	Form 10-K	Statement
	Page	Page

PART I
Item 1 — Business	3	n/a
Item 1A — Risk Factors	8	n/a
Item 1B — Unresolved Staff Comments	10	n/a
Item 2 — Properties	10	n/a
Item 3 — Legal Proceedings	10	n/a
Item 4 — Submission of Matters to a Vote of Security Holders	10	n/a

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11	n/a
Item 6 — Selected Financial Data	13	n/a
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14	n/a
Item 7A — Quantitative and Qualitative Disclosures about Market Risk	36	n/a
Item 8 — Financial Statements and Supplementary Data	37	n/a
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71	n/a
Item 9A — Controls and Procedures	72	n/a
Item 9B — Other Information	75	n/a

PART III
Item 10 — Directors, Executive Officers and Corporate Governance	76	*
Item 11 — Executive Compensation	76	*
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76	*
Item 13 — Certain Relationships and Related Transactions and Director Independence	76	*
Item 14 — Principal Accountant Fees and Services	76	*

PART IV
Item 15 — Exhibits and Financial Statement Schedules**	77	n/a
Signatures	80	n/a
Exhibit 10.11
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

*	Incorporated by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2008.

**	Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. Bank of Granite Corporation provides these documents through its Internet site at www.bankofgranite.com or by mail upon request.

PART I
ITEM 1 — BUSINESS
Bank of Granite Corporation (the “Company”) is a Delaware corporation that was organized June 1, 1987 as a bank holding company. The Company’s only businesses are the ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage bank chartered under the laws of North Carolina on June 24, 1985.
We conduct our business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates, retains and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and stockholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on our three business segments, see Note 21, “Operating Segments,” of the “Notes to Consolidated Financial Statements.” We conduct our community banking business operations from 22 full-service offices located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), as of December 31, 2007, the Bank ranked 17th in assets and 16th in deposits among North Carolina banking institutions. We conduct our mortgage banking business operations from 13 offices in Cumberland, Guilford and Rowan counties in North Carolina, in addition to the counties where the Bank has community banking offices.
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

GENERAL DESCRIPTION OF ECONOMIC AREAS
Prior to 2003, we conducted our community banking operations primarily in Caldwell, Catawba and Burke counties of North Carolina. This area was historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, there were massive layoffs in these industries, and these counties were significantly impacted with a sudden rise in their unemployment rates. Since 2003, these counties have experienced some improvements to the high unemployment rates that occurred in 2001.
Since 2003, we have expanded our business by entering three new markets where the local economies are more diversified and growing. In 2003, we opened new offices in Watauga County (Boone), Wilkes County (Wilkesboro), and Mecklenburg County (Matthews), and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius). We opened banking offices in Forsyth County (Winston-Salem) in 2004 and in Iredell County (Statesville) in 2006. The Bank opened a new loan production office in Guilford County (Greensboro/High Point) in 2007. The relative unemployment rates and the population growth in Mecklenburg, Forsyth and Iredell Counties, each as shown in the tables below, formed the primary basis for our decision to expand into those new markets.

Month of December	2007	2006	2005	2004	2003
Unemployment Rates*
Caldwell County	6.4%	8.3%	7.4%	7.1%	7.4%
Catawba County	5.6%	5.3%	5.2%	6.1%	7.0%
Burke County	6.0%	5.7%	5.6%	6.0%	6.8%
Watauga County	3.4%	3.5%	3.5%	3.9%	3.9%
Wilkes County	5.1%	5.9%	4.8%	5.9%	6.3%
Mecklenburg County	4.6%	4.3%	4.2%	4.8%	5.0%
Forsyth County	4.3%	4.2%	4.1%	4.5%	5.0%
Iredell County	4.7%	4.3%	4.3%	5.2%	5.8%
Guilford County	4.5%	4.5%	4.5%	5.1%	5.4%
North Carolina	5.0%	4.9%	5.0%	5.3%	6.1%
United States	5.0%	4.4%	4.8%	5.4%	5.7%

*	Source: Employment Security Commission of North Carolina
The population projections and estimates for the counties in our primary market areas are as follows:

	July 2009	July 2006	April 2000
	Projections	Estimates	Census
Population Projections and Estimates*

Caldwell County	80,793	79,298	77,386
Catawba County	157,080	151,128	141,686
Burke County	89,806	88,663	89,145
Watauga County	44,253	43,410	42,693
Wilkes County	67,519	66,925	65,632
Mecklenburg County	909,258	826,893	695,370
Forsyth County	347,692	331,859	306,067
Iredell County	158,965	145,234	122,660
Guilford County	470,364	449,078	421,048
North Carolina	9,348,744	8,860,341	8,046,485

*	Source of projection, estimate and census data: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION
We operate 22 full-service community banking offices in the North Carolina cities and communities of Granite Falls, Lenoir, Hudson, Newton, Morganton, Hickory, Boone, Wilkesboro, Charlotte, Cornelius/Lake Norman, Conover, Matthews, Winston-Salem, and Statesville and a loan production office in the Greensboro/High Point area.
The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year as presented below (deposit dollars in millions).

	June 30, 2007				June 30, 2006
	Bank of Granite		Market		Bank of Granite		Market
County	Deposits	Market Share	Deposits	No. of Banks	Deposits	Market Share	Deposits	No. of Banks
Caldwell	$318.5	38.5%	$828.2	9	$320.4	39.2%	$817.1	9
Catawba	368.9	14.7%	2,517.9	13	386.0	15.7%	2,457.9	13
Burke	59.0	7.7%	763.5	9	51.7	7.3%	706.1	9
Watauga	61.4	7.1%	868.3	13	22.6	2.8%	805.8	12
Wilkes	20.3	2.6%	788.4	11	14.3	1.9%	749.7	11
Mecklenburg	173.9	0.2%	90,353.0	25	170.9	0.2%	86,748.9	22
Forsyth	17.8	0.1%	14,299.9	19	15.9	0.1%	13,168.2	16
Iredell	2.4	0.1%	2,123.0	18	none*	none*	1,916.7	17

*	Bank of Granite did not operate in Iredell County as of June 30, 2006.
Our community banking markets are highly competitive. The table above reflects the continuing competition in our markets. In addition to competing with other large and small banks, which tend to be numerous, especially in the higher growth markets, we also compete for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms, and other nonbank businesses, such as manufacturers and retailers.
The mortgage banking business is also highly competitive, with both bank and nonbank mortgage originators competing in the market. Granite Mortgage conducts its mortgage banking business from 13 offices in the North Carolina cities and communities of Winston-Salem, Hickory, Greensboro/High Point, Lenoir, Morganton, Salisbury, Boone, Charlotte, Cornelius/Lake Norman, Conover, Fayetteville, Wilkesboro, and Matthews.
Our community banking and mortgage banking operations are both required to compete based on rates in order to conduct loan business in each of our markets. Our community bank also competes for deposits in each of its markets, as demonstrated by increases in the interest rates paid on its deposit balances. However, we believe that our focus on and commitment to providing superior customer service is what distinguishes us from our competitors.
EMPLOYEES
As of December 31, 2007, the Bank had 292 and Granite Mortgage had 66 full-time equivalent employees. Each of The Bank and Granite Mortgage considers its relationship with its employees to be excellent.
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
Although the Company is not presently subject to any regulatory restrictions on dividends, the Company’s ability to pay dividends depends to a large extent on the amount of dividends paid by the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to Section 53-87 of the North Carolina General Statutes. As of December 31, 2007, the Bank had undivided profits of approximately $67.4 million. Additionally, current federal regulations require that the Bank maintain a ratio of total capital to assets, as defined by regulatory authorities, in excess of 6%. As of December 31, 2007, this ratio was 8.85% for the Bank, leaving approximately $33.6 million of the Bank’s undivided profits available for the payment of dividends.
In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require us to maintain a level of capital commensurate with the risk profile assigned to our assets in accordance with the policy statements. The capital standards require minimum ratios of 4% for tier 1 capital, 8% for total risk-adjusted capital and 4% for leverage. At December 31, 2007, our tier 1 ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 10.0%, 8.8% and 11.2%, respectively. We are in compliance with all regulatory capital requirements.
The Company’s capital ratios declined as a result of the large loan loss provision we recorded during 2007. Although the Company’s ratios were still above levels required to be considered “well-capitalized” at December 31, 2007, we will closely monitor our capital ratios in order to maintain capital at satisfactory levels. One impact of not meeting the regulatory requirements for being classified as “well-capitalized” would be that the Company’s and the Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and other borrowings, could be limited or on less favorable terms. In addition, the Company’s reputation in our deposit service areas could be damaged, which could further tighten our liquidity. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement steps to improve our capital position.
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
We cannot predict what other legislation might be enacted or what other regulation might be adopted or, if enacted or adopted, the effect thereof.
EFFECTS OF GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONTROLS
We are directly affected by governmental monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the FRB, whose actions directly affect the money supply and, in general, affect banks’ lending abilities by increasing or decreasing the cost and availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in the United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits.
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
In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, predictions as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings are difficult and have very limited reliability.
INVESTMENT POLICIES
For a discussion of our investment policies, see “Investment Securities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.
LOAN PORTFOLIO
For a discussion of our loan portfolio, see “Loans” and “Provisions and Allowances for Loan Losses” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

AVAILABLE INFORMATION
Additional information about our company and business is available at our website, at www.bankofgranite.com. Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available, free of charge, on our website at www.bankofgranite.com under the heading “Investor Relations — SEC Filings.” These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, copies of these filings are available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission’s website, www.sec.gov, is another source of this information. Information included on our website is not incorporated by reference into this annual report.
ITEM 1A — RISK FACTORS
Changes in interest rates could cause our earnings to decline.
Our balance sheet is liability sensitive, which means that when market interest rates change, interest rates on our interest rate sensitive liabilities, such as deposits and borrowings, change more rapidly than interest rates on our interest rate sensitive assets, such as loans and investment securities. Therefore, when interest rates fall, our interest income on variable rate liabilities declines at a faster pace than the interest we earn on fixed rate loans and other fixed rate investments.
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
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in increases to our allowance and charge-offs as was the case in 2007. Material additions to our allowance would materially decrease our net income.

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
Our holding company, community banking, and mortgage banking businesses are highly regulated. Our holding company is regulated by the FRB, the Banking Commission, and the Securities and Exchange Commission. Our community banking subsidiary is regulated by the FDIC and the Banking Commission. Our mortgage banking subsidiary is regulated by the FRB and the Banking Commission. Such regulation and supervision govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on our operations. In addition to the risks of noncompliance, we are required to dedicate considerable time and monetary resources in our efforts to comply with the numerous laws and regulations that govern the ways in which we conduct our community banking and mortgage banking activities.
Economic declines in our markets could impair the ability of our customers, both individuals and businesses, to repay their loans.
We have significantly expanded our lending during the past five years as we have entered new markets in the high country of the Blue Ridge Mountains and the Winston-Salem and Charlotte metro areas of North Carolina. Our loan portfolios may not be as seasoned as the loan portfolios of our competitors in some of these new markets. Should local real estate markets or economies weaken, we may begin to experience higher default rates. Increased levels of non-performing loans would result in higher loan losses and lower profits.
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
Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could have a negative impact on our results of operations.

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
ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
We indirectly own and operate real estate through our ownership of the Bank and Granite Mortgage. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Granite Falls, Hickory, Hudson, Lenoir, Morganton, Newton, and Wilkesboro. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Cornelius, Granite Falls, Matthews, Statesville, and Winston-Salem. Granite Mortgage leases its headquarters offices, which are located in Winston-Salem, North Carolina. Granite Mortgage also leases mortgage origination offices located in the North Carolina cities and communities of Boone, Charlotte, Conover, Fayetteville, Hickory, High Point, Lenoir, Matthews, Morganton, Salisbury, Wilkesboro, and Winston-Salem. We believe that the premises occupied by the Bank and Granite Mortgage are well located and suitably equipped to serve and support our community banking and mortgage banking businesses. We do not currently anticipate any problems with the renewal of our leases. See also Note 5, “Premises and Equipment,” of the “Notes to Consolidated Financial Statements.”
ITEM 3 — LEGAL PROCEEDINGS
There were no material legal proceedings pending as of December 31, 2007. During the year ended December 31, 2007, we were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders in the fourth quarter of 2007.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value, trades on The NASDAQ Global Select MarketSM of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and many other major daily newspapers in the NASDAQ section under the National Market System listings.
During 2007, the market participants making a market in our common stock with the highest volumes of our shares traded were Knight Equity Markets, L.P., Goldman, Sachs & Company, Lehman Brothers, Inc., UBS Securities LLC, and Citigroup Global Markets, Inc. There were no issuances of unregistered securities by us during the year ended December 31, 2007.
As of December 31, 2007, there were 15,438,000 shares of our common stock outstanding, owned by approximately 2,500 stockholders of record and an estimated 3,200 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2007.
Quarterly Common Stock Market Price Ranges and Dividends

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$19.39	$18.29	$17.43	$14.00
Low	16.19	15.27	12.43	9.62
Close	17.92	16.69	13.54	10.57
Dividends	0.13	0.13	0.13	0.13

2006	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High*	$16.60	$16.66	$18.10	$19.69
Low*	14.62	15.09	15.21	16.99
Close*	16.22	16.66	17.53	18.97
Dividends*	0.11	0.11	0.13	0.13

*	Amounts for periods prior to September 25, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.
Although future cash dividends cannot be guaranteed, we currently expect to pay comparable cash dividends in the future.
The following table sets forth information as of December 31, 2007 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	153,837	$13.08	743,500
Not approved by security holders	-0-	n/a	n/a

Total	153,837	$13.08	743,500

We purchase shares of our common stock from time to time in open-market and, on occasion, privately negotiated transactions, pursuant to publicly announced share repurchase programs. Share repurchase transactions for quarter ended December 31, 2007 are set forth below.

				(c) Total	(d) Maximum
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares
		(a) Total	(b) Average	as Part of	that May Yet
		Number of	Price	Publicly	be Purchased
Period		Shares	Paid per	Announced	Under the
Beginning	Ending	Purchased	Share	Programs (1)	Programs (2)
Oct 1, 2007	Oct 31, 2007	31,031	$12.71	31,031	3,770,306 (3)
Nov 1, 2007	Nov 30, 2007	51,583	12.06	51,583	3,148,198 (3)
Dec 1, 2007	Dec 31, 2007	0	—	0	3,148,198 (3)

	Totals	82,614	$12.30	82,614

(1)	For the three months ended December 31, 2007, 82,614 shares were purchased in open-market transactions. We do not repurchase shares in connection with disqualifying dispositions of shares issued under our stock option plans. Optionees execute these transactions through independent, third-party brokers.

(2)	We have not historically established expiration dates for our share repurchase programs.

(3)	The currently active repurchase program in the amount of $10,000,000 was announced May 21, 2007 and commenced on May 25, 2007.

ITEM 6 — SELECTED FINANCIAL DATA
The following table presents our selected consolidated historical financial data for the periods indicated. This financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	For the Years Ended December 31,
(in thousands except per share data)	2007	2006	2005	2004	2003
Interest income	$89,493	$86,543	$68,159	$55,266	$50,696
Interest expense	36,848	31,777	20,173	13,108	11,389

Net interest income	52,645	54,766	47,986	42,158	39,307
Provision for loan losses	55,131	6,414	5,194	5,439	4,764

Net interest income (loss) after provision for loan losses	(2,486)	48,352	42,792	36,719	34,543
Other income	13,001	12,508	11,911	11,257	14,437
Other expense	37,001	32,948	31,815	29,115	25,862

Income (loss) before income tax expense (benefit)	(26,486)	27,912	22,888	18,861	23,118
Income tax expense (benefit)	(11,183)	9,880	7,878	6,143	7,810

Net income (loss)	$(15,303)	$18,032	$15,010	$12,718	$15,308

Per share
Net income (loss)
Basic*	$(0.97)	$1.12	$0.91	$0.75	$0.91
Diluted*	(0.97)	1.12	0.91	0.75	0.91
Dividends*	0.52	0.48	0.42	0.39	0.37
Book value*	7.47	9.14	8.66	8.47	8.34
Share price
High*	19.39	19.69	17.45	18.34	21.57
Low*	9.62	14.62	13.28	14.14	12.94
Close*	10.57	18.97	14.82	16.72	17.42

Average shares outstanding
Basic*	15,775	16,049	16,414	16,850	16,797
Diluted*	15,775	16,104	16,469	16,912	16,895

Performance ratios
Return on average assets	-1.27%	1.56%	1.41%	1.28%	1.78%
Return on average equity	-10.95%	12.57%	10.70%	9.02%	11.40%
Average equity to average assets	11.59%	12.42%	13.14%	14.20%	15.58%
Dividend payout	-53.38%	43.04%	46.50%	52.06%	40.56%
Efficiency ratio	55.64%	48.26%	52.12%	53.17%	46.81%

Balances at year-end
Assets	$1,219,148	$1,199,773	$1,106,724	$1,032,238	$971,383
Investment securities	147,229	169,567	153,683	158,560	159,436
Loans (gross)	946,326	912,492	832,447	778,137	715,845
Allowance for loan losses	17,673	15,787	13,924	13,665	10,799
Mortgage loans held for sale	15,319	11,797	14,219	21,554	23,093
Liabilities	1,103,883	1,053,340	966,876	891,222	829,568
Deposits	971,989	963,837	879,111	749,862	735,099
Stockholders’ equity	115,265	146,433	139,848	141,016	141,815

Asset quality ratios
Net charge-offs to average loans	5.70%	0.52%	0.61%	0.35%	0.75%
Nonperforming assets to total assets	3.21%	1.29%	1.04%	1.18%	1.35%
Allowance coverage of nonperforming loans	48.27%	109.91%	130.96%	125.82%	95.29%

*	Amounts for periods prior to September 25, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.

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
This discussion is intended to provide a general overview of our performance in 2007 and outlook for 2008. Readers seeking a more in-depth discussion of 2007 should read the more detailed discussions below as well as the consolidated financial statements and related notes included herein.
The Year 2007 in Review
As we reported for the quarters ended June 30, 2007 and September 30, 2007, our banking subsidiary experienced deterioration in its loan portfolio during 2007. The Bank reviewed its identified problem loans in the second quarter of 2007, and, as a result, increased its provision for loan losses during the second quarter. During the third quarter of 2007, the Bank’s management focused on working through the problem loans reviewed during the second quarter. At the close of the quarter ended September 30, 2007, the Bank’s management believed that the Bank’s problem loans were identified and adequately reserved. Based on this information, we released our earnings for the third quarter on October 16, 2007 and mailed our quarterly balance sheet and income statement to our stockholders shortly thereafter. In late October and early November, the Bank’s credit administration identified additional commercial loans that appeared to represent significant credit risk. On November 8, 2007, the Audit Committee met and determined a comprehensive review of the Bank’s commercial loan portfolio was warranted. On November 9, 2007, we submitted a Current Report on Form 8-K and issued a news release disclosing that we would not timely file our Quarterly Report on Form 10-Q, and that the earnings news release and the quarterly balance sheet and income statement previously distributed should not be relied upon. The Form 8-K and news release further indicated that our loan portfolio was under review for additional credit risk that we believed would materially change the results of operations that we had previously reported and would cause a material increase in our provision for loan losses. The news release also disclosed that the internal controls related to our lending and loan review functions were being evaluated to determine whether material weaknesses in such controls existed.
Our failure to meet the November 9, 2007 filing deadline for our Quarterly Report on Form 10-Q for the third quarter caused us to be noncompliant with the listing rules of the NASDAQ Global Select MarketSM, the exchange on which our stock trades. We requested a hearing before a NASDAQ Hearing Panel to request additional time to file our report on Form 10-Q. Our hearing before the NASDAQ Hearing Panel occurred on January 9, 2008, and our request for continued listing was granted on February 15, 2008 subject to certain conditions, including the filing of our quarterly report on Form 10-Q for the third quarter. We filed our third quarter Form 10-Q on February 28, 2008, according to the conditions specified by the NASDAQ Hearing Panel, and we were notified by NASDAQ that we had demonstrated compliance with all NASDAQ Marketplace Rules.
Beginning in mid-November, the Audit Committee conducted an inquiry into the nature and timing of the Bank’s loan problems and the related credit review processes, procedures, and internal controls. The Audit Committee directed the Bank’s credit administration to expand the scope of its review of the loan portfolio for additional credit risk and engage loan review consultants to assist in the process. Additionally, in December 2007 and January 2008, the FDIC conducted a safety and soundness examination, and we considered information from that examination in our loan evaluation process. As a result of this review, loans totaling approximately $64 million were deemed to be impaired as of September 30, 2007 and were reclassified as nonperforming loans, with an estimated aggregate impairment of approximately $43 million, substantially all of which was charged off in the third quarter. The review also identified additional impaired loans totaling approximately $6 million as of December 31, 2007 that were reclassified as nonperforming loans, with an estimated aggregate impairment of approximately $2.5 million, which was reserved and charged off in the fourth quarter.

As a result, we provided loan loss reserves of approximately $55 million, before income taxes, and charged off $53 million during 2007. As of December 31, 2007, our balance of nonaccrual loans totaled approximately $36.5 million. In addition, we wrote off $0.9 million, before income taxes, in interest income accrued on these impaired loans during 2007. We also charged off $0.6 million, before income taxes, in estimated reductions in the values of foreclosed properties. For more detailed discussions of our credit quality and nonperforming assets, please see discussions of “Provisions and Allowances for Loan Losses”, and “Nonperforming Loans and Nonperforming Assets” below.
The loan portfolio review also identified material weaknesses in internal controls relating to lending practices and policies and monitoring controls used to identify and quantify the risk in problem loans. These deficiencies and the deterioration of the overall loan portfolio were contributing factors to the material adjustments to our provisions for loan losses in the third quarter. As a result, we have developed a remediation plan to address the material weaknesses and have undertaken measures to enhance internal controls. Additional information about our material weaknesses in internal controls and our remediation plan is available in Item 9A, “Controls and Procedures.”
As a result of the expenses recognized to provide for additional loan losses, the write-off of related interest income, and the write-down of foreclosed properties, we recorded substantial charges during 2007, resulting in a net loss of $15.3 million for the year. The net loss for 2007 resulted in a decrease in capital to $115.3 million as of December 31, 2007, compared to $146.4 million at December 31, 2006. However, the Company’s and the Bank’s leverage, Tier I, and total risk-weighted capital ratios as of December 31, 2007 were above the minimums required for classification as “well-capitalized” for regulatory purposes. Further discussions about our capital and capital ratios are included under “Capital Resources” below.
Our net loss in 2007 primarily was a result of higher loan losses, the charge-offs of related interest income, increases in the expense for consulting, accounting and legal services, and write-downs of foreclosed properties. Income tax benefits recognized for the year partially offset the earnings decrease.

Financial Highlights	2007	2006	% change
(dollars in thousands except per share data)
Earnings
Net interest income	$52,645	$54,766	-3.9%
Provision for loan losses	55,131	6,414	759.5%
Other income	13,001	12,508	3.9%
Other expense	37,001	32,948	12.3%
Net income (loss)	(15,303)	18,032	-184.9%
Per share
Net income (loss)
- Basic	$(0.97)	$1.12	-186.6%
- Diluted	(0.97)	1.12	-186.6%

At year-end
Assets	$1,219,148	$1,199,773	1.6%
Loans	946,326	912,492	3.7%
Deposits	971,989	963,837	0.8%

Ratios
Return on average assets	-1.27%	1.56%
Return on average equity	-10.95%	12.57%
Average equity to average assets	11.59%	12.42%
Efficiency ratio	55.64%	48.26%
The loss of $15.3 million, or $0.97 per share, in 2007 compared to income of $18 million, or $1.12 per share, in 2006. In 2007 we had negative returns on average assets and average equity of 1.27% and 10.95%, respectively, while our efficiency ratio was 55.64%. In 2006, our return on average assets, return on average equity and efficiency ratio were 1.56%, 12.57% and 48.26%, respectively.

Factors that significantly affected 2007 earnings and financial position:
o	During 2007, provisions for loan losses increased $48.7 million from the provisions in 2006, which were established to provide for significant charge-offs in 2007, resulting from deterioration in our loan portfolio as discussed above. Nonaccrual loans increased to $36.5 million as of December 31, 2007 compared to $9.3 million as of December 31, 2006.

o	Our 2007 operating loss resulted in income tax benefits of $11.2 million for 2007, compared to income tax expense of $9.9 million in 2006.

o	Other expenses, or operating overhead, increased $4.1 million, or 12.3%. The increase in overhead costs was from community banking operations, which was partially offset by a slight decrease in overhead for our mortgage banking business. The increase in overhead costs for the community banking business was driven primarily by higher costs for outside services, employee benefits, and salaries, which increased $2.9 million. Outside services increased $1.2 million, employee benefits increased $1.0 million, and salaries increased $0.6 million in 2007 compared to 2006. The increase in salaries was primarily a result of hiring additional personnel.

o	Net interest income decreased $2.1 million, or 3.9%, primarily related to an increase of $5 million in interest expense on deposits due to higher rates. The increase in interest expense was partially offset by the $3 million increase in interest income, primarily from higher volumes of loans. Our net interest margin decreased 40 basis points to 4.78% in 2007 compared to 5.18% in 2006.

o	Loans grew by $33.8 million, or 3.7%, net of charge-offs of $53.7 million, and deposits grew by $8.1 million, or 0.8%.

o	Granite Mortgage’s loan volumes were $267 million in 2007 compared to $248 million in 2006, an increase of 7.7%, but mortgage net income decreased in 2007 due to higher overhead.

o	During 2007, we repurchased 627,148 shares of our common stock for $9.2 million or an average cost of $14.59 per share.
Outlook for 2008
With the near-term outlook threatened by recession, the Federal Reserve is expected to further reduce interest rates in 2008, after reducing its overnight rate on funds by a total of 50 basis points during the fourth quarter of 2007, and an additional 125 basis points in January 2008. The Federal Reserve’s Federal Open Market Committee (the “FOMC”) expects a moderation of inflation and a deepening of the housing contraction in coming quarters. The FOMC stated in its January 30, 2008 release that “credit has tightened further for some businesses and households.”
We anticipate we will continue to adjust both the mix and pricing of our rate-sensitive assets and liabilities in an effort to improve, to the extent possible, our net interest margin and spreads. In addition, longer term interest rates are anticipated to remain low relative to historical levels for the periods preceding the most recent low interest rate cycle. Granite Mortgage has historically performed better during periods of lower interest rates due to the effect that low longer term rates tend to have on the housing market, which can serve to partially offset the effects that asset sensitivity may have on net interest income. Given the current weakness in the housing market, however, the predictability of this trend is less certain.
We are continuing to develop our retail and commercial banking services in our newer markets. We may consider opening additional loan production offices or full-service offices in some of our newer markets in an effort to meet the demand for our loan and deposit products and services in those markets.
In addition, we will consider entering new markets and remain optimistic regarding our ability to enter and compete in new markets. Although entry into new markets, such as those added in recent years, may have a challenging effect on near-term earnings, we believe the long-term benefits outweigh any near-term challenges. Over the near term, we plan to continue our focus on improving the profitability of and strengthening our banking operations in our current markets. Over the longer term, we plan to continue to diversify and broaden our market and economic base, when determined prudent to do so, as we seek sustainable earnings growth for our stockholders. Our longer term strategy may take the form of opening new offices or acquiring other banking institutions or offices of other banking institutions as opportunities arise.

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include our accounting for securities, loans, the allowance for loan losses and income taxes. In particular, our accounting policies relating to the allowance for loan losses, investment securities and mortgage loans held for sale involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Loans,” “Provisions and Allowance for Loan Losses,” “Investment Securities,” “Mortgage Loans Held for Sale” and “Derivatives and Hedging Activities.” Also, please refer to Note 1, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for additional information regarding all of our critical and significant accounting policies.
LOANS — Loans that we have the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the level yield method based on the daily outstanding balance.
PROVISIONS AND ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to a balance considered adequate to absorb probable losses incurred in the portfolio at the date of the financial statements.
Management’s determination of the adequacy of the allowance for loan loss is based on ongoing quarterly assessments of the collectibility and historical loss experience of the loan portfolio. We also evaluate other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews.
The methodology for determining the allowance for loan losses is based on historical loss rates, current credit grades, specific allocation for impaired loans and an unallocated amount. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. We periodically revise historical loss factors for different segments of the portfolio to be more reflective of current market conditions.
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
In the third quarter of 2007, we reviewed our allowance for loan loss methodology and developed revised loss allocation factors to reflect current conditions; segmented the portfolio to group loans with common characteristics more effectively; and implemented more effective FASB No. 114 impairment analysis procedures. The change in allowance for loan loss methodology did not have a significant effect on the third quarter loan loss provision. The impaired loan identification and amount of impairment determination, and the substantial downgrading of the remaining portfolio were the significant factors in the determination of the third quarter loss provision.
The evaluations described above are inherently subjective, as they require the use of material estimates. Unanticipated future adverse changes in borrower or economic conditions could result in material adjustments to our allowance for loan losses that could adversely impact our earnings in future periods.
INVESTMENT SECURITIES — Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and our ability to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

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
RESULTS OF OPERATIONS
The following discussion relates to operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 and the year ended December 31, 2006 compared to the year ended December 31, 2005.
2007 COMPARED TO 2006
In 2007, we reported a net loss of $15.3 million, or $0.97 per share, compared to earnings of $18 million, or $1.12 per share, in 2006. The earnings decrease was primarily attributable to higher provisions for loan losses in 2007, as discussed above. Lower net interest income and increases in other expenses also contributed to the decrease, which was partially offset by an increase in income tax benefits resulting from our operating loss.
Although we experienced growth in loans and deposits during 2007, our net interest income decreased $2.1 million, or 3.9%, compared to 2006. This decrease resulted from an increase in interest expense on deposits due to higher rates, partially offset by the increase in interest income, primarily from higher volumes of loans. Our net interest margin averaged 4.78% for 2007, down from 5.18% for 2006. For a discussion of our asset sensitivity and the related effects on our net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.
Interest income for 2007 increased $3 million, or 3.41%, from 2006 primarily because of higher volume of commercial loans, partially offset by lower levels of investments and lower rates on loans. Interest and fees on loans increased $3.4 million, or 4.6%, due to higher average volumes of loans during the year, partially offset by lower rates on loans. Yields on loans averaged 8.63% for 2007, down from 8.81% for 2006. The prime rate averaged 8.05% during 2007 compared to 7.96% during 2006. Loan yields for 2007 were lower than 2006 due to narrower spreads to the prime rate on new loan volumes and interest charged off on nonperforming loans. Gross loans averaged $949.6 million in 2007 compared to $886.3 million in 2006, an increase of $63.4 million, or 7.2%. Average loans of the Bank were $916.3 million compared to $860.2 million in 2006, an increase of $56.1 million, or 6.5%, while average loans of Granite Mortgage were $33.4 million compared to $26.1 million in 2006, an increase of $7.3 million, or 27.9%. The increase in Granite Mortgage’s average loans resulted from mortgage originations of $267 million in 2007 compared to $249 million in 2006. In general, the levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates. Rising mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, falling mortgage interest rates generally have the effect of increasing mortgage originations and refinancings, and sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Mortgage rates ended 2007 slightly lower than they were at the end of 2006. Interest on securities and overnight investments decreased $0.9 million or 10.4%. The yield on investment securities and overnight investments decreased to 4.95% in 2007 from 4.96% in 2006. Average securities and overnight investments were $170.7 million compared to $190.8 million in 2006, a decrease of $20.1 million, or 10.5%. The lower average levels of securities and overnight investments primarily resulted from a 6.97% growth rate in average loans, which outpaced a 4.98% growth rate in average deposits.

Interest expense increased $5.1 million, or 16%, primarily from higher rates on interest-bearing deposits and borrowings and, to a lesser extent, higher volumes of interest-bearing liabilities. Rates on interest-bearing deposits averaged 3.99% for 2007, up from 3.62% for 2006, primarily due to the increase in volumes of money market deposits and increased rates on time deposits. Interest-bearing deposits averaged $823.3 million in 2007 compared to $778.4 million in 2006, an increase of $44.9 million, or 5.8%. NOW deposits averaged $122.3 million compared to $125.6 million in 2006, a decrease of $3.3 million, or 2.6%. Money market deposits averaged $244.4 million in 2007 compared to $192.8 million in 2006, an increase of $51.6 million, or 26.8%. The growth in average money market deposits resulted from the Bank’s competitive pricing strategies to fund anticipated loan growth. Time deposits averaged $434 million compared to $436.5 million for 2006, a decrease of $2.5 million, or 0.6%. Overnight and short-term borrowings averaged $69.3 million compared to $61.7 million in 2006, an increase of $7.6 million, or 12.3%, primarily related to increases in both the Bank and Granite Mortgage, partially offset by the holding company’s decrease in overnight borrowings.
As discussed in the “Overview” section above, our provision for loan losses increased $48.7 million in 2007 to $55.1 million compared to $6.4 million in 2006. Charge-offs, net of recoveries, in 2007 were $53.2 million, an increase of $48.6 million from net charge-offs of $4.6 million in 2006. Nonperforming loans totaled $36.6 million at the end of 2007 compared with $14.4 million at the end of 2006.
For 2007, total noninterest income was $13.0 million, up $0.5 million, or 3.9%, from $12.5 million earned in 2006. Mortgage origination fee income was $3.9 million for 2007, down slightly from $4 million in 2006. Mortgage loans originated during 2007 and 2006 were $267 million and $248 million, respectively. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets.
Total noninterest expenses were $37 million during 2007, up $4.1 million, or 12.3%, from $32.9 million in 2006. The changes in the various overhead categories included costs associated with higher operating expenses of the Bank.
Total personnel costs, the largest of the overhead expenses, were $22.3 million during 2007, up $1.7 million, or 8%, from $20.6 million in 2006. Salaries increased $0.6 million during the year, primarily due to hiring additional personnel, and employee benefits increased $1.1 million, primarily related to the Bank’s increased healthcare costs for all employees and retirement benefits for officers.
Noninterest expenses other than for personnel increased 19.5% to $14.7 million during 2007 from the $12.3 million incurred in 2006. The Bank’s nonpersonnel costs increased $2.4 million. Other noninterest expenses were $10 million in 2007, up $2.4 million, or 32.3%, from $7.5 million in 2006. Costs for outside services increased $1.2 million during 2007, primarily for the Bank’s legal, accounting and consulting expenses. Income tax benefits were $11.2 million in 2007, compared to income tax expense of $9.9 million in 2006.
2006 COMPARED TO 2005
In 2006, we earned $18 million, or $1.12 per share, compared to $15 million, or $0.91 per share, in 2005. The earnings provided returns on average assets of 1.56% in 2006 compared to 1.41% in 2005 and returns on average equity of 12.57% in 2006 compared to 10.70% in 2005. The earnings increase was primarily attributable to higher income from interest and fees from loans, partially offset by higher interest expense on deposits and increased other expenses.
Our net interest income increased $6.8 million, or 14.1%, during 2006 compared to 2005. This increase resulted from higher rates on loans and, to a lesser extent, higher volumes of loans, which were partially offset by increased interest expense from higher rates on deposits and, to a lesser extent, higher volumes of deposits. Our net interest margin averaged 5.18% for 2006, up from 4.94% for 2005. For a discussion of our asset sensitivity and the related effects on our net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.

Interest income for 2006 increased $18.4 million, or 27.0%, from 2005 primarily because of higher rates on both loans and investments in general, accompanied by a higher volume of commercial loans. Interest and fees on loans increased $16.6 million, or 29.1%, due to higher rates on loans and, to a lesser extent, higher average volumes during the year. Yields on loans averaged 8.81% for 2006, up from 7.41% for 2005. The prime rate averaged 7.96% during 2006 compared to 6.19% during 2005. Gross loans averaged $886.3 million in 2006 compared to $827 million in 2005, an increase of $59.3 million, or 7.2%. Average loans of the Bank were $860.2 million compared to $797.3 million in 2005, an increase of $62.9 million, or 7.9%, while average loans of Granite Mortgage were $26 million compared to $29.7 million in 2005, a decrease of $3.7 million, or 12.4%. The decline in Granite Mortgage’s average loans resulted from mortgage originations of $248.9 million in 2006 compared to $265.7 million in 2005. Interest on securities and overnight investments increased $1.6million or 23.6%. The yield on investment securities and overnight investments increased to 4.96% in 2006 from 4.76% in 2005. Investment security yields increased 8 basis points to 4.94% from 4.86% when comparing 2006 and 2005, primarily due to the replacement of maturing investments with investments at higher interest rates. Average securities and overnight investments were $190.8 million compared to $168 million in 2005, an increase of $22.8 million, or 13.6%. The higher average levels of securities and overnight investments primarily resulted from a 12.23% growth rate in average deposits, which outpaced a 7.86% growth rate in average loans.
Interest expense increased $11.6 million, or 57.5%, primarily from higher rates on interest-bearing deposits and borrowings and, to a lesser extent, higher volumes of interest-bearing liabilities. Rates on interest-bearing deposits averaged 3.62% for 2006, up from 2.48% for 2005. Interest-bearing deposits averaged $778.4 million in 2006 compared to $686.1 million in 2005, an increase of $92.2 million, or 13.4%. NOW deposits averaged $125.6 million compared to $124 million in 2005, an increase of $1.6 million, or 1.3%. Money market deposits averaged $192.8 million in 2006 compared to $168.8 million last year, an increase of $23.9 million, or 14.2%. Time deposits averaged $436.5 million compared to $367.7 million for the same periods, an increase of $68.9 million, or 18.7%. The growth in average money market and time deposits resulted from the Bank’s competitive pricing strategies to fund anticipated loan growth. Overnight and other borrowings averaged $78 million compared to $96.1 million in 2005, a decrease of $18.1 million, or 18.8%. Overnight borrowings averaged $29.8 million compared to $39 million in 2005, a decrease of $9.2 million, or 23.6%. Other borrowings averaged $48.2 million compared to $57.1 million in 2005, a decrease of $8.9 million, or 15.6%, due to reductions in other borrowings for both the Bank and Granite Mortgage.
Provision for loan losses increased 23.5% to $6.4 million in 2006 compared to $5.2 million in 2005. Charge-offs, net of recoveries, in 2006 were $4.6 million, a decrease of $384.8 million from net charge-offs of $4.9 million in 2005. The continued effects of a prolonged recession in our Catawba Valley market area were evidenced by the significant increase in continued high levels of our allowance for loan losses in 2006, as well as nonperforming asset levels and loans with higher risk grades. Nonperforming loans totaled $14.4 million at the end of 2006 compared with $10.6 million at the end of 2005. The amount of loans with the three highest risk grades totaled $20.5 million at December 31, 2006 as compared with $17.5 million at December 31, 2005. The Bank’s new markets have helped diversify the Bank’s loan base; however, the weak Catawba Valley economy continued to impact the levels required for loan losses.
For 2006, total noninterest income was $12.5 million, up $596,000, or 5%, from $11.9 million earned in 2005, primarily because of an increase in cash surrender values on insurance policies owned by the Bank, up $294,000, or 51.6%, from 2005, and a $125,000 increase in fees on deposit accounts, up 2.2%. Mortgage origination fee income was $4 million for 2006, down slightly from 2005. Mortgage loans originated during 2006 and 2005 were $248 million and $265.7 million, respectively. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets.
Total noninterest expenses were $32.9 million during 2006, up $1.1 million, or 3.6%, from $31.8 million in 2005. The changes in the various overhead categories included costs associated with higher operating expenses of the Bank, slightly offset by lower costs of mortgage origination activities.
Total personnel costs, the largest of the overhead expenses, were $20.6 million during 2006, up $164,000, or 0.8%, from $20.5 million in 2005. Profit sharing contributions for 2006 were $1.6 million for banking operations, compared to $1.5 million for 2005, an increase of $159,000 or 10.8%. Excluding a one-time charge of $1.3 million related to a one-time retirement bonus and other benefits granted to our retiring chairman in 2005, personnel costs would have increased $1.4 million from 2005 to 2006.

Noninterest expenses other than for personnel increased 8.5% to $12.3 million during 2006 from $11.3 million incurred in 2005. The Bank’s nonpersonnel costs increased $1 million, and Granite Mortgage’s nonpersonnel costs decreased $65,000. Occupancy expenses were $2.3 million in 2006, up $271,000, or 13.4%, from $2 million in 2005. Of the $271,000 increase, $226,000 were related to banking operations and $45,000 were associated with mortgage operations. Equipment costs rose to $2.5 million during 2006, up $313,000, or 14.4%, from $2.2 million in 2005, as the Bank continued to invest in technology. Other noninterest expenses were $7.5 million in 2006, up $383,000, or 5.4%, from $7.1 million in 2005. A $498,000 increase in costs for banking operations, primarily in marketing expenses, was partially offset by $118,000 in decreased costs for mortgage operations. Income tax expenses were $9.9 million in 2006, up $2 million, or 25.4%, from $7.9 million in 2005. The effective tax rates were 35.40% and 34.42% for 2006 and 2005, respectively, with the increase in 2006 being primarily attributable to lower relative levels of income from investments in tax-exempt bonds and loans.
NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) normally represents the most significant portion of our earnings. It is our ongoing goal to maximize net interest income in both rising and falling interest rate environments. Net interest income totaled approximately $52.6 million, $54.8 million, and $48.0 million for 2007, 2006 and 2005 respectively, representing a decrease of 3.9% for 2007 over 2006, and an increase of 14.1% for 2006 over 2005. Interest rate spreads have been at least 4.00% over the last three years, and we continue efforts to maximize spreads by managing both loan and deposit rates in order to support overall earnings growth. The following table presents our daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2007			2006			2005
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
(dollars in thousands)	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$949,574	8.63%	$81,906	$886,256	8.81%	$78,079	$827,003	7.41%	$61,312
Taxable securities	132,048	4.47%	5,904	134,759	4.41%	5,942	114,306	3.98%	4,534
Nontaxable securities (2)	36,861	6.64%	2,449	42,789	6.65%	2,847	49,060	6.70%	3,287
Federal funds sold	1,748	5.21%	91	13,285	5.04%	670	4,671	3.85%	179

Total interest-earning assets	1,120,231	8.07%	90,350	1,077,089	8.13%	87,538	995,040	6.97%	69,312

Cash and due from banks	25,779			28,271			27,631
All other assets	59,901			50,114			44,536

Total assets	$1,205,911			$1,155,474			$1,067,207

Liabilities and stockholders’ equity
NOW deposits	$122,345	1.28%	1,572	$125,594	1.16%	1,452	$123,953	0.91%	1,133
Money market deposits	244,361	4.25%	10,381	192,751	4.02%	7,744	168,826	2.54%	4,289
Savings deposits	22,677	0.39%	89	23,505	0.36%	85	25,676	0.19%	50
Time deposits of $100 or more	204,249	4.91%	10,036	206,782	4.51%	9,324	174,464	3.29%	5,741
Other time deposits	229,716	4.67%	10,734	229,740	4.16%	9,559	193,204	3.02%	5,836

Interest-bearing deposits	823,348	3.99%	32,812	778,372	3.62%	28,164	686,123	2.48%	17,049
Overnight borrowings	36,357	3.87%	1,407	29,806	3.21%	956	39,006	1.84%	719
Other borrowings	48,503	5.42%	2,629	48,168	5.52%	2,658	57,066	4.21%	2,405

Total interest-bearing liabilities	908,208	4.06%	36,848	856,346	3.71%	31,778	782,195	2.58%	20,173

Noninterest-bearing deposits	146,563			145,530			137,130
Other liabilities	11,376			10,103			7,662
Stockholders’ equity	139,764			143,495			140,220

Total liabilities and stockholders’ equity	$1,205,911			$1,155,474			$1,067,207

Net yield on earning assets and net interest income (2)(3)		4.78%	$53,502		5.18%	$55,760		4.94%	$49,139

Interest rate spread (4)		4.01%			4.42%			4.39%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using a 35% tax rate for 2007, 2006 and 2005. The taxable equivalent adjustments were approximately $857,000, $997,000 and $1,151,000 for 2007, 2006 and 2005, respectively.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest bearing liabilities rate
Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2007 compared to 2006			2006 compared to 2005
	Change			Change
	Attributable to			Attributable to
(in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$5,520	$(1,693)	$3,827	$4,807	$11,960	$16,767
Taxable securities	(120)	82	(38)	857	551	1,408
Nontaxable securities	(394)	(4)	(398)	(419)	(21)	(440)
Federal funds sold	(591)	12	(579)	382	109	491

Interest-earning assets	$4,415	$(1,603)	$2,812	$5,627	$12,599	$18,226

NOW deposits	$(40)	$160	$120	$17	$302	$319
Money market deposits	2,133	504	2,637	785	2,670	3,455
Savings deposits	(3)	7	4	(6)	41	35
Time deposits of $100 or more	(119)	831	712	1,260	2,323	3,583
Other time deposits	(1)	1,176	1,175	1,312	2,412	3,724

Interest-bearing deposits	1,970	2,678	4,648	3,368	7,748	11,116
Overnight borrowings	232	219	451	(232)	469	237
Other borrowings	18	(47)	(29)	(433)	686	253

Interest-bearing liabilities	$2,220	$2,850	$5,070	$2,703	$8,903	$11,606

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)
The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs for our on-going operations and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, and both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2007 and 2006, such unfunded commitments to extend credit were approximately $202,451,000 and $175,875,000, respectively, while commitments in the form of standby letters of credit totaled approximately $7,839,000 and $5,911,000, respectively.
We have a common stock repurchase plan, which we use from time to time (1) to reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) to manage capital levels. We repurchase our shares in the open market, subject to legal requirements and the repurchase rules of The NASDAQ Global Select MarketSM , the stock exchange on which our common stock is listed, and through unsolicited privately negotiated transactions. Our share repurchases are funded through the payment of dividends to the Company by our subsidiaries, principally the Bank. Because such dividend payments have the effect of reducing the subsidiaries’ capital and liquidity positions, the subsidiaries consider both capital and liquidity levels needed to support current and future business activities when deciding the dividend amounts appropriate to fund share repurchases. We plan to continue to repurchase our shares, from time to time, subject to regulatory requirements and market conditions, while maintaining a well capitalized level. Although shares repurchased are available for reissuance, we have not historically reissued, nor do we currently anticipate reissuing, repurchased shares. During 2007, we repurchased 628,000 shares of our common stock at an average price of $14.57. We did not repurchase any shares after November 14, 2007.
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
As of December 31, 2007, Granite Mortgage held approximately $7,330,000 in open mortgage-backed security commitments with an estimated market value of approximately ($61,000). For 2007, there were realized losses on hedged mortgage loan commitments of approximately $1,202,000 and realized gains of approximately $155,000 on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage also believes that this management method increases production efficiencies.
Through our 2003 acquisition of First Commerce, we acquired a statutory business trust, First Commerce Capital Trust I, created by First Commerce in 2001 to facilitate the issuance of a $5,000,000 trust preferred security through a pooled trust preferred securities offering. First Commerce issued this security to increase its regulatory capital. This security bearing a variable interest rate based on the sixty-day LIBOR plus 375 basis points, with maturity in 2031 was called on December 8, 2006 because we secured financing at a lower interest rate.

Except as discussed above regarding Granite Mortgage’s hedging strategy, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2007, payments due under such operating lease arrangements were approximately $572,000 in 2008, $412,000 in 2009, $349,000 in 2010, $356,000 in 2011, and $14,000 in 2012 and thereafter. Further discussions are included under “Off-Balance Sheet Arrangements” below.
The Bank’s investments in or borrowings of overnight funds fluctuate significantly from day-to-day. As of December 31, 2007, the Bank was borrowing overnight funds totaling $42.1 million as compared to an investment in overnight funds totaling $15.7 million as of December 31, 2006. In addition, the Bank’s investment portfolio totaled $143.3 million at December 31, 2007 compared to $164.7 million at December 31, 2006 as the Bank used maturities and calls of its investment portfolio to fund a portion of its loan growth. Although the Bank’s total deposits were relatively unchanged at December 31, 2007 as compared to December 31, 2006, the mix of deposits changed significantly during 2007 as the Bank’s money market demand deposits increased by $26.2 million and time deposits decreased by $16.1 million.
We believe the Bank’s liquidity is adequate to meet the cash needs of both depositors and borrowers, as well as meeting operating needs and regulatory requirements. Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. As of December 31, 2007, the Bank’s core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $763.7 million, or 78.6%, of the Bank’s total deposits.
The other principal methods of funding used by the Bank are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits, as the cost of purchased or brokered time deposits is greater. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of December 31, 2007, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2007, the Bank had investment securities pledged to secure overnight funding lines in the approximate amounts of $9,000,000 with the Federal Reserve Bank. As of December 31, 2007, the Bank had no securities pledged to the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2007, the Bank had the capacity to borrow approximately $83,146,000 from the Federal Home Loan Bank against its pledged residential and commercial real estate loans. Overnight borrowings were approximately $64,700,000 as of December 31, 2007, an increase of $33,548,000 from the $31,152,000 in overnight borrowings at December 31, 2006, as the Bank temporarily funded its loan growth with overnight borrowings.
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2007 and 2006, this line of credit was $40,000,000, of which approximately $25,275,000 and $18,487,000, respectively, were outstanding at year end. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. The line is secured by the mortgage loans originated, and the holding company serves as guarantor on this borrowing. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of nonperforming assets to equity and loan loss reserves, and its regulatory capital ratios. As of December 31, 2007, the Company was not in compliance with all of the financial covenants, but we have received waivers from the lender and amended covenants have been negotiated.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2007, the Company owed $2,500,000 under this line of credit and was not in compliance with all of the financial covenants, but we have received waivers from the lender and amended covenants have been negotiated.

The majority of our deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with our short-term certificates of deposit, have increased the opportunities for deposit repricing. We place great significance on monitoring and managing our asset/liability position. Our policy of managing our interest margin (or net yield on interest-earning assets) is to optimize net interest income while maintaining a stable deposit base. Because we have historically relied on deposits from our local market areas as our primary source of funding, we have not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, we realize the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares earnings projections based on a range of interest rate scenarios, including rising, flat and declining rates, in order to more accurately measure interest rate risk.
Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. Our balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. During periods of falling rates, this results in increased net interest income. The opposite occurs during periods of rising rates.
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2007

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
(dollars in thousands)	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$3,419			$3,419		$3,419
Securities (at amortized cost) (1):
U.S. Treasury			$5,056	5,056	$—	5,056
U.S. Government agencies	1,000	$10,333	17,380	28,713	64,849	93,562
States and political subdivisions	2,411	3,372	—	5,783	29,390	35,173
Other (including equity securities)	—	—	—	—	13,601	13,601
Loans (gross):
Real estate — Construction	134,371	2,715	7,054	144,140	38,317	182,457
Real estate — Mortgage	334,186	7,699	17,024	358,909	154,231	513,140
Commercial, financial and agricultural	184,976	1,820	4,972	191,768	46,701	238,469
Consumer	3,657	531	738	4,926	8,555	13,481
All other	—	—	—	—	567	567
Mortgages held for sale	15,319	—	—	15,319	—	15,319

Total interest-earning assets	$679,339	$26,470	$52,224	$758,033	$356,211	$1,114,244

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$151,523			$151,523		$151,523
Money market accounts	242,872			242,872		242,872
Time deposits of $100 or more	69,284	$70,703	$50,121	190,108	$18,163	208,271
Other time deposits	69,093	73,526	55,960	198,579	26,799	225,378
Overnight and short-term borrowings	93,190	1,000	6,000	100,190		100,190
Long-term borrowings	2,500	—	—	2,500	15,107	17,607

Total interest-bearing liabilities	$628,462	$145,229	$112,081	$885,772	$60,069	$945,841

Interest sensitivity gap	$50,877	$(118,759)	$(59,857)	$(127,739)
Cumulative interest sensitivity gap	50,877	(67,882)	(127,739)	(127,739)
Interest earning-assets as a percentage of interest-bearing liabilities	108%	18%	47%	86%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.

We use several modeling techniques to measure interest rate risk, including the gap analysis previously discussed, the simulation of net interest income under gradual interest rate changes and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.”
The following table summarizes the estimated theoretical impact on our tax equivalent net interest income from a gradual interest rate increase and decrease of 3%, prorated over a twelve-month period, and from hypothetical immediate and sustained interest rate increases and decreases of 1%, 2%, 3% and 4%, as compared to the estimated theoretical impact of rates remaining unchanged. The theoretical effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates. Although such simulation modeling is useful in estimating interest rate risk inherent in our asset and liability positions, its use is limited because it does not take into account the asset and liability mix decisions and pricing strategies management would undertake in response to the depicted rate changes.

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-month Periods Following
	December 31, 2007		December 31, 2006
(dollars in thousands)	Amount	% Change	Amount		% Change
3% interest rate changes prorated over a twelve-month period

+3%	$50,368	-2.0%	$58,848		5.1%
0%	51,411	0.0%	55,982		0.0%
-3%	49,824	-3.1%*	47,625	*	-14.9%

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$47,885	-4.5%	$58,275		7.0%
+3%	48,475	-3.3%	57,348		5.3%
+2%	49,041	-2.2%	56,416		3.5%
+1%	49,602	-1.1%	55,468		1.8%
0%	50,141	0.0%	54,486		0.0%
-1%	50,510	0.7%	50,433		-7.4%
-2%	49,753	-0.8%	45,620		-16.3%
-3%	48,949	-2.4%*	40,998	*	-24.8%
-4%	46,252	-7.8%*	36,524	*	-33.0%

*	The Federal Reserve’s overnight federal funds rate target was 4.25% at December 31, 2007 and 5.25% at December 31, 2006. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities which effectively reduces net interest income.
The following table presents the maturity distribution of our loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2007

	Within	One to	Five
	One	Five	Years or
(in thousands)	Year	Years	More	Total
Real estate — Construction	$116,503	$55,008	$10,946	$182,457
Real estate — Mortgage	124,793	237,903	150,444	513,140
Commercial, financial and agricultural	120,698	85,375	32,396	238,469
Consumer	4,141	9,008	332	13,481
All other	567			567

Total	$366,702	$387,294	$194,118	$948,114

Predetermined rate, maturity greater than one year		$141,308	$71,273	$212,581
Variable rate or maturing within one year	$366,702	245,986	122,845	735,533

Total	$366,702	$387,294	$194,118	$948,114

Our rate paid on interest-bearing deposits rose to 3.99% in 2007 compared to 3.62% in 2006. Our deposit growth was primarily reflected in transaction deposits, which increased approximately $24,241,000, or 4.7%, from 2006 to 2007. Rate sensitive consumers chose to place funds in transaction deposit accounts because of increased liquidity and lower interest rate differentials to time deposits. Increased customer awareness of interest rates increases the importance of our rate management. We continuously monitor market pricing, competitor rates, and internal interest rate spreads in an effort to maintain our growth and profitability. Deposits continue to be the principal source of funds for continued growth, so we attempt to structure our rates to promote deposit and asset growth while increasing our overall profitability. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

(in thousands)	2007	2006	2005
Non-interest-bearing demand deposits	$146,563	$145,530	$137,130
Interest-bearing demand deposits	366,706	318,345	292,779
Savings deposits	22,677	23,505	25,676
Time deposits	433,965	436,522	367,668
Total	$969,911	$923,902	$823,253
The preceding table includes certificates of deposits $100,000 and over, which at December 31, 2007 totaled $208.3 million. The following table presents the maturities of these time deposits of $100,000 or more.
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
As of December 31, 2007

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
(in thousands)	Months	Months	Months	Year	Years	Total
Time deposits of $100,000 or more	$69,283	$70,703	$50,122	$190,108	$18,163	$208,271

CAPITAL RESOURCES
Funding for our future growth and expansion is dependent upon earnings of our subsidiaries. As of December 31, 2007, our ratio of total capital to risk-adjusted assets was 11.22%. Our capital ratios declined during 2007 as a result of the large loan loss provision we recorded. Although the Company’s ratios are still above levels required to be considered “well-capitalized” at December 31, 2007, we will closely monitor our capital ratios in order to maintain capital at satisfactory levels. One impact of not meeting the regulatory requirements for being classified as “well-capitalized” would be that the Company’s and Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and other borrowings, could be limited or on less favorable terms. In addition, our reputation in our deposit service areas could be damaged, which could further tighten our liquidity. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement steps to improve our capital position. We fully expect to be able to meet future capital needs caused by growth and expansion as well as regulatory capital requirements. We are not aware of any current recommendation by regulatory authorities which if implemented would materially affect our liquidity, capital resources or operations. We currently plan no significant capital expenditures in 2008.

LOANS
Historically, we have made loans within our market areas. We make consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank generally considers its primary markets to be Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. Granite Mortgage considers its market area to be the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2007, were $946.3 million, which compares with $912.5 million at December 31, 2006, for an increase of $33.8 million or 3.7%. We place emphasis on consumer based installment loans and commercial loans to small and medium sized businesses. We have a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years are shown in the following table.
LOANS
As of December 31,

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$182,457	19.2%	$161,072	17.6%	$125,555	15.1%	$105,111	13.5%	$90,176	12.6%
Mortgage	513,140	54.1%	488,347	53.4%	455,322	54.6%	420,860	54.0%	377,956	52.7%
Commercial, financial and agricultural	238,469	25.2%	248,691	27.2%	231,229	27.7%	223,605	28.7%	211,477	29.5%
Consumer	13,481	1.4%	15,317	1.7%	20,911	2.5%	29,015	3.7%	35,981	5.0%
All other	567	0.1%	742	0.1%	915	0.1%	704	0.1%	1,206	0.2%

Total loans	948,114	100.0%	914,169	100.0%	833,932	100.0%	779,295	100.0%	716,796	100.0%

Deferred origination fees, net	(1,788)		(1,677)		(1,485)		(1,158)		(951)

Total loans, net of deferred fees	$946,326		$912,492		$832,447		$778,137		$715,845

Real estate loans comprised 73.3% of the portfolio in 2007 compared to 71.0% in 2006. Commercial loans comprised 25.2% of the portfolio in 2007 compared to 27.2% in 2006, and consumer loans comprised 1.4% in 2007 compared to 1.7% in 2006. Real estate construction loans of $182.5 million are loans for which the principal source of repayment comes from the sale of real estate or from obtaining permanent financing. Commercial loans of $238.5 million, consumer loans of $13.5 million and real estate mortgage loans of $513.1 million are loans for which the principal source of repayment is derived from the ongoing cash flow of the business or the individual borrower.
NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

(dollars in thousands)	2007	2006	2005	2004	2003
Nonperforming assets
Nonaccrual loans	$36,450	$9,289	$6,424	$6,634	$8,115
Loans past due 90 days or more and still accruing interest	162	5,074	4,208	4,227	3,218
Foreclosed properties	2,491	1,162	926	1,280	1,775

Total	$39,103	$15,525	$11,558	$12,141	$13,108

Nonperforming loans to total loans	3.87%	1.57%	1.28%	1.40%	1.58%
Allowance for loan losses to nonperforming loans	48.27%	109.91%	130.96%	125.82%	95.29%
Nonperforming loans to total assets	3.00%	1.20%	0.96%	1.05%	1.17%
Nonperforming assets to total assets	3.21%	1.29%	1.04%	1.18%	1.35%

We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful. As discussed above, the significant increase in nonperforming assets as of December 31, 2007 is related to the deterioration of our loan portfolio reported for the third quarter of 2007.
All of our investment in impaired loans, $27.0 million at December 31, 2007, is included in nonaccrual loans in the table above, and the related loan loss allowance for these loans was $3.0 million. At December 31, 2006 our investment in impaired loans was $15.5 million, and the related loan loss allowance was $3.9 million. The average recorded balance of impaired loans was $22.5 million for 2007.
Our investment in impaired loans for the past five years ended December 31, was as follows:
IMPAIRED LOANS
As of December 31,

(in thousands)	2007	2006	2005	2004	2003
Total investment in impaired loans	$27,017	$15,516	$11,046	$12,138	$11,535

Loan loss allowance related to impaired loans	$3,029	$3,926	$3,249	$4,325	$2,412

The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured primarily based on the fair value of the collateral supporting the loan. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of homogeneous small balance loans and are measured collectively. The total balance of impaired loans increased $11.5 million, or 74.1% in 2007 compared to 2006, and the loan loss allowance related to impaired loans decreased $0.9 million, or 22.8%. The loan loss allowance related to impaired loans was 11.21% as of December 31, 2007 compared to 25.30% as of December 31, 2006.
For the years ended December 31, 2007 and 2006, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $4.1 million, and $1 million, respectively, while the interest recognized on such loans was approximately $2.3 million and $0.2 million, respectively.

PROVISIONS AND ALLOWANCES FOR LOAN LOSSES
The risks inherent in our loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict. In estimating these risks and the related loss reserve levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
We use several measures to assess and monitor the credit risks in our loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by a third party risk assessment group (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors.
The Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and other loan administration issues. The third party’s evaluation and report is shared with management, the Bank’s Audit Committee and ultimately, the Bank’s Board of Directors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio. Such agencies may require adjustments to the allowances for loan losses based on their judgments.
Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairment. When individual loans are impaired, the impairment allowance is measured in accordance with FASB No. 114, “Accounting By Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Allowance levels are estimated for other commercial loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. The Bank aggregates non-graded retail type loans into pools of similar credits and reviews the historical loss experience associated with these pools as the criteria to allocate the allowance to each category.
The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $200,000 or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. After a loan has been identified as impaired, we measure impairment in accordance with FASB No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.
The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical projected loss rates relative to each portfolio.
The unallocated allowance is determined through our assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance, including consideration of current economic and business conditions and regulatory requirements. The unallocated allowance also reflects our acknowledgement of the imprecision and subjectivity that underlie the assessment of credit risk.
The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by us to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

As we previously reported in our Form 10-Q for the periods ending June 30, 2007 and September 30, 2007, our banking subsidiary experienced deterioration in its credit quality during 2007. The Bank began a review of its problem loans early in the second quarter of 2007 and contracted with a third party near the end of the second quarter to complete this review. As a result, the Bank significantly increased its provision for loan losses during the second quarter. In addition, as we previously reported in our Form 10-Q for the period ended September 30, 2007, the Bank’s management focused on working through the problem loans reviewed during the second quarter. In mid-October, the Bank’s management believed that the Bank’s problem loans were identified and adequately reserved as of September 30, 2007, so we released our earnings for the third quarter. In late October and early November, the Bank’s credit administration identified additional commercial loans that appeared to warrant an assessment for potential impairment. On November 8, 2007, the Audit Committee met and determined that a comprehensive review of the Bank’s commercial loan portfolio was warranted.
As directed by the Audit Committee, the Bank’s credit administration expanded the scope of its review of the loan portfolio to assess additional credit risk and engaged loan review consultants to assist in the process. The expanded portfolio review indicated that most of the Bank’s loans that were deemed to be impaired were working capital loans to commercial customers located in the Bank’s Catawba Valley market area. As a result of this review that was concluded in February of 2008, loans totaling approximately $64 million were deemed to be impaired and were reclassified as nonperforming loans with an estimated aggregate impairment of approximately $43 million. Since the Bank had not yet issued its September 30, 2007 financial statements, the majority of the impaired loans and the losses identified were recorded as of September 30, 2007. Subsequent to September 30, 2007, additional impaired loans of approximately $6 million were reclassified as nonperforming loans, as of December 31, 2007, with an estimated aggregate impairment of approximately $2.5 million, which was charged off in the fourth quarter.
As a result, the Bank provided loan loss reserves of approximately $55 million, before income taxes, in 2007. Also during 2007, the Bank charged off impairments totaling approximately $53 million on these impaired loans, where the collection of the impaired amounts was in doubt. The balance of impaired loans as of December 31, 2007 totaled approximately $27 million, with reserves of approximately $3 million. The additional impairment reserves, and the related charge-offs of the impaired amounts, included approximately $9 million in commercial loans, of which $2 million was asset-based lending for the large manufacturer identified in the second quarter, and approximately $5 million related to the Bank’s other asset-based lending portfolio. In addition, the Bank wrote off $0.9 million, before income taxes, in interest income accrued on these impaired loans and $0.6 million, before income taxes, in estimated reductions in the values of foreclosed properties.
In the third quarter of 2007, we reviewed our allowance for loan loss methodology and developed revised loss allocation factors to reflect current conditions; segmented the portfolio to group loans with common characteristics more effectively; and implemented more effective FASB No. 114 impairment analysis procedures. The change in allowance for loan loss methodology did not have a significant effect on the third quarter loan loss provision. The impaired loan identification and amount of impairment determination, and the substantial downgrading of the remaining portfolio were the significant factors in the determination of the third quarter loss provision.
The loan portfolio review also identified material weaknesses in the Bank’s internal controls relating to lending policies and monitoring controls used to identify and quantify the risk in problem loans. These deficiencies and the deterioration of the overall loan portfolio were contributing factors to the material adjustments to our provisions for loan losses in the third quarter. As a result, we developed a remediation plan to address the material weaknesses and have proceeded with measures to enhance internal controls. Additional information about our material weaknesses in internal control and our remediation plan is provided in Item 9A, “Controls and Procedures.”
We consider the allowance for loan losses adequate to cover the estimated losses inherent in our loan portfolio as of the date of the financial statements. We believe we have established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although we use the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting our operating results.
General economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. Due to continued high levels of nonperforming loans resulting from the continued weak local economy in the Catawba Valley and other factors, we believed it prudent to charge operations in the amounts of $55.1 million in 2007 compared to $6.4 million in 2006 and $5.2 million in 2005. At December 31, 2007, the loan loss reserve was 1.87% of gross loans outstanding compared to 1.73% as of December 31, 2006.

The following table presents an analysis of changes in the allowance for loan losses for years indicated.
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

(dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$15,787	$13,924	$13,665	$10,799	$8,835

Loans charged off:
Real estate	14,850	1,708	919	930	1,616
Commercial, financial and agricultural	30,955	2,808	3,484	1,040	2,275
Credit cards and related plans	15	26	45	88	41
Installment loans to individuals	177	410	540	683	767
Demand deposit overdraft program	233	251	262	297	389
Asset-based lending	7,433	—	—	—	—

Total charge-offs	53,663	5,203	5,250	3,038	5,088

Recoveries of loans previously charged off:
Real estate	233	84	63	24	3
Commercial, financial and agricultural	19	282	29	70	176
Credit cards and related plans	4	10	3	4	5
Installment loans to individuals	47	138	42	220	71
Demand deposit overdraft program	115	138	178	147	170

Total recoveries	418	652	315	465	425

Net charge-offs	53,245	4,551	4,935	2,573	4,663

Provision for loan losses	55,131	6,414	5,194	5,439	4,764

Allowance of loans acquired in purchase transaction	—	—	—	—	1,863 (1)

Balance at end of year	$17,673	$15,787	$13,924	$13,665	$10,799

Ratio of net charge-offs during the year to average loans outstanding during the year	5.70%	0.52%	0.61%	0.35%	0.75%
Allowance coverage of net charge-offs	33.19%	346.95%	282.14%	531.08%	231.62%
Allowance as a percentage of gross loans	1.87%	1.73%	1.67%	1.76%	1.51%

(1)	The allowance for loan losses acquired in the purchase transaction represents general loan loss reserves. Any specific reserves were evaluated and recorded in the fair value adjustment for the applicable loan.
The following table presents the allocation of the allowance for loan losses by category.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$12,421	73.3%	$5,091	71.0%	$4,448	69.7%	$5,782	67.5%	$4,602	65.3%
Commercial, financial, and agricultural	3,899	25.2%	9,891	27.2%	8,401	27.7%	6,759	28.7%	5,226	29.5%
Consumer	281	1.4%	443	1.7%	577	2.5%	617	3.7%	684	5.0%
All other loans	310	0.1%	—	0.1%	—	0.1%	—	0.1%	—	0.2%
Unallocated	762	n/a	362	n/a	498	n/a	507	n/a	287	n/a

Total loans	$17,673	100.0%	$15,787	100.0%	$13,924	100.0%	$13,665	100.0%	$10,799	100.0%

The allowance for loan losses was 1.87%, 1.73% and 1.67% of loans outstanding at December 31, 2007, 2006 and 2005, respectively, which was consistent with our assessment of the credit quality of the loan portfolio. The ratios of net charge-offs during the year to average loans outstanding during the period were 5.70%, 0.52% and 0.61% at December 31, 2007, 2006 and 2005, respectively.
Charge-offs totaled $53.7 million in 2007, compared to $5.2 million in 2006, an increase of $48.5 million. Charge-offs related to commercial loans were $31 million in 2007, compared to $2.8 million in 2006. Included in 2007 charge-offs were $9 million in commercial loans and $2 million in asset-based lending loans for one loan customer. As previously discussed, deterioration in our loan portfolio resulted in significant increases in our charge-offs during 2007.

INVESTMENT SECURITIES
We invest in securities as permitted under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities and certain derivatives, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities.
Our investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by our Asset/Liability Committee (“ALCO”), which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies.
Investment strategies are established by the ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity In general, the investment portfolio is managed with a focus on the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting goals (i) and (ii).
At December 31, 2007, the securities classified as available for sale, which are carried at market value, totaled $117.6 million, with an amortized cost of $117.7 million, compared to a December 31, 2006 total market value of $134.3 million with an amortized cost of $135.8 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that we intend to use as a part of our asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Treasury with an average life of 0.9 years, US Government agencies with an average life of 1.8 years, State and political subdivisions with an average life of 9.3 years and other bonds, notes and debentures with an average life of 21.5 years. There have been no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $29.7 million, with a market value of $30.4 million at December 31, 2007. We determined that we have both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of municipal bonds with an average life of 3.1 years. During 2007, $25.9 million in securities matured and approximately $4.3 million in proceeds were collected from securities sold. The proceeds from maturities were reinvested along with funds in excess of loan demand.
CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2007

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. Treasury	$5,056	3.33%	$—	—	$—	—	$—	—
U.S. government agency	28,713	3.67%	62,850	4.51%	1,999	5.13%	—	—
State and political subdivisions (2)	—	—	981	4.94%	1,733	5.38%	2,803	5.93%
Other	—	—	—	—	—	—	3,145	5.43%

Total	$33,769	3.62%	$63,831	4.52%	$3,732	5.25%	$5,948	5.67%

Held to maturity:
State and political subdivisions (2)	$5,783	6.38%	$18,225	6.62%	$3,604	7.19%	$2,044	7.43%

Total	$5,783	6.38%	$18,225	6.62%	$3,604	7.19%	$2,044	7.43%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2007.

The following table provided information regarding the composition of our investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

(in thousands)	2007	2006	2005
Available for sale (at estimated fair value):
U.S. Treasury	$5,055	$4,994	$5,048
U.S. government agency	93,763	111,740	89,815
State and political subdivisions	5,520	5,533	5,527
Other	13,235	12,046	11,928

Total	$117,573	$134,313	$112,318

Held to maturity (at amortized cost):
State and political subdivisions	$29,656	$35,254	$41,363

Total	$29,656	$35,254	$41,363

CONTRACTUAL OBLIGATIONS
Our contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2007

	Within	One to	Three to	Five
	One	Three	Five	Years or
(in thousands)	Year	Years	Years	More	Total
Contractual Cash Obligations
Overnight borrowings	$64,699	$—	$—	$—	$64,699
Short-term borrowings	35,491	—	—	—	35,491
Long-term borrowings	—	14,500	3,107	—	17,607
Capitalized lease obligations	314	628	628	2,083	3,653
Operating lease obligations	572	761	370	—	1,703
Purchase obligations	522	—	—	—	522

Total	$101,598	$15,889	$4,105	$2,083	$123,675

Other Commitments
Commitments to extend credit	$98,709	$36,166	$5,546	$62,030	$202,451
Standby letters of credit	7,407	432	—	—	7,839

Total	$106,116	$36,598	$5,546	$62,030	$210,290

OFF-BALANCE SHEET ARRANGEMENTS
We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts. In addition, we have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2007 and 2006, such unfunded commitments to extend credit were approximately $202.5 million and $175.9 million, respectively, while commitments in the form of standby letters of credit totaled approximately $7.8 million and $5.9 million, respectively. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity and Market Risks” above and under Note 1, “Summary of Significant Accounting Policies,” Note 18, “Commitments and Contingencies,” Note 19, “Fair Value of Financial Instruments” and Note 20, “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”
RELATED PARTY TRANSACTIONS
We have no material related party transactions. We may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws. We also have related party operating leases. Further discussions of related party transactions are included under Note 3, “Loans”, and Note 10, “Leases”, in the “Notes to Consolidated Financial Statements.”

SEGMENT RESULTS
Our operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on our existing organizational structure. See Note 21, “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and our reporting practices utilized to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.
Community Banking
The Community Banking segment was comprised of 22 banking offices at the end of 2007 and 2006. Net interest income from Community Banking activities totaled $50.3 million in 2007, a decrease of $2.3 million, or 4.4%, compared to 2006. Net interest income in 2006 increased $7.4 million, or 16.4%, compared to 2005.
The 2007 provision for loan losses increased $48.7 million, from 2006. The 2006 provision increased $1.2 million, or 23.4% from 2005. Charge-offs for 2007 increased $48.5 million compared to 2006. The reasons for these large increases are discussed above under “Provisions and Allowance for Loan Losses.”
Noninterest income produced from Community Banking customers increased $0.7 million, or 8% in 2007 from the noninterest income produced in 2006. Comparing 2006 to 2005, noninterest income increased $.6 million, or 8.3%. Noninterest expenses related to Community Banking activities increased $4.1 million, or 15.6% in 2007, primarily in costs for employee benefits and outside services. Comparing 2006 to 2005, noninterest expense increased $1.2 million, or 5%, primarily in employee benefits costs.
The provision for income taxes allocated to the Community Banking segment decreased from $9.6 million expense in 2006 to income tax benefits of $11.4 million in 2007, due to the operating loss experienced during 2007. The 2006 provision for income taxes increased $1.9 million, or 25.42%, compared to 2005 because of a 24.43% increase in pretax income and higher effective tax rates.
The Community Banking segment’s net loss totaled $14.4 million for 2007, compared to net income of $19 million in 2006. The net loss was due to the large provision for loan losses recorded in 2007, as discussed above.
Total identifiable assets for Community Banking increased $13.3 million, or 1.1%, to a total of $1.2 billion, compared to 2006.
Mortgage Banking
The Mortgage Banking segment’s mortgage originations totaled $267.2 million in 2007, up $19.2 million, or 7.7%, from originations of $248.9 million in 2006, primarily due to lower mortgage interest rates.
Net interest income for the Mortgage Banking segment totaled $3.2 million in 2007, up approximately $23,000, compared to 2006. The 2006 amount reflected an increase of 1.2% when compared to net interest income in 2005.
The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan losses being relatively stable during the years ended December 31, 2007, 2006, and 2005.
Noninterest income in 2007 decreased approximately $59,000, or 1.5%, compared to 2006. Noninterest income in 2006 decreased approximately $16,000, from 2005. Noninterest expenses incurred in 2007 within the Mortgage Banking segement were approximately the same as 2006. Comparing 2006 and 2005, noninterest expenses decreased approximately $120,000, or 1.8%.
The 2007 provision for income taxes allocated to the Mortgage Banking segment decreased approximately $13,000, or 4.9%, due to lower pretax income. For 2006, the provision for income taxes increased approximately $53,000, or 24.7%, compared to 2005.
The Mortgage Banking segment’s net income totaled approximately $381,000 in 2007, a decrease of approximately $20,000, or 5%, compared to 2006.
Other
Our Other segment represents primarily treasury and administration activities. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, debt, and stockholder communications, reporting, and record keeping.

NEW ACCOUNTING PRONOUNCEMENTS
Note 1 to the Consolidated Financial Statements in Item 8 discusses new accounting policies adopted by the Company during 2007 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this section and “Notes to the Consolidated Financial Statements”.
FORWARD LOOKING STATEMENTS
The discussions presented in this annual report contain statements that could be deemed forward looking statements within the meaning of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning our opinions or judgments about future events. Factors that could influence the accuracy of such forward looking statements include, but are not limited to, the financial success or changing strategies of our customers or vendors, our level of success in integrating acquisitions, our success operating in new markets that we enter, actions of government regulators, the level of market interest rates, and general economic conditions.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Bank of Granite Corporation and subsidiaries for the year ended December 31, 2005, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as disclosed in Notes 1 and 8 to the consolidated financial statements, were audited by other auditors whose report dated March 2, 2006 expressed an unqualified opinion on those statements.
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
In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Granite Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2005 consolidated financial statements to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as disclosed in Notes 1 and 8 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express any opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Granite Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as discussed in Note 1 to the consolidated financial statements, the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Bank of Granite Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2005 (the 2005 consolidated financial statements before the effects of the adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively reflect the 2006 5-for-4 stock split effected in the form of a stock dividend as discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 2, 2006

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(in thousands except per share data)	2007	2006
ASSETS:
Cash and cash equivalents
Cash and due from banks	$29,905	$29,566
Interest-bearing deposits	3,419	4,715
Federal funds sold	—	15,700

Total cash and cash equivalents	33,324	49,981

Investment securities
Available for sale, at fair value (amortized cost of $117,736 and $135,832 at December 31, 2007 and 2006, respectively)	117,573	134,313

Held to maturity, at amortized cost (fair value of $30,395 and $36,020 at December 31, 2007 and 2006, respectively)	29,656	35,254

Loans	946,326	912,492
Allowance for loan losses	(17,673)	(15,787)

Net loans	928,653	896,705

Mortgage loans held for sale	15,319	11,797

Premises and equipment, net	15,462	13,426
Accrued interest receivable	6,949	8,621
Investment in bank owned life insurance	30,090	26,925
Intangible assets	10,969	11,044
Other assets	31,153	11,707

Total assets	$1,219,148	$1,199,773

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Demand	$143,945	$144,637
NOW accounts	130,354	130,971
Money market accounts	242,872	216,574
Savings	21,169	21,917
Time deposits of $100 or more	208,271	208,911
Other time deposits	225,378	240,827

Total deposits	971,989	963,837
Overnight and short-term borrowings	100,190	59,698
Long-term borrowings	17,607	15,141
Accrued interest payable	3,212	3,327
Other liabilities	10,885	11,337

Total liabilities	1,103,883	1,053,340

STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value, authorized — 25,000 shares; issued — 18,965 shares in 2007 and 18,922 shares in 2006; outstanding — 15,438 shares in 2007 and 16,023 shares in 2006	18,965	18,922
Additional paid-in capital	30,053	29,524
Retained earnings	118,196	141,662
Accumulated other comprehensive loss, net of deferred income taxes of $64 and $645 at December 31, 2007 and 2006, respectively	(97)	(974)
Less: Cost of common stock in treasury; 3,527 shares in 2007 and 2,899 shares in 2006	(51,852)	(42,701)

Total stockholders’ equity	115,265	146,433

Total liabilities and stockholders’ equity	$1,219,148	$1,199,773

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands except per share data)	2007	2006	2005
INTEREST INCOME:
Interest and fees from loans	$77,066	$73,682	$57,083
Interest and fees from mortgage banking	4,840	4,398	4,228
Federal funds sold	91	670	178
Interest-bearing deposits	252	755	232
Investments:
U.S. Treasury	173	173	173
U.S. Government agencies	4,718	4,309	3,446
States and political subdivisions	1,592	1,851	2,137
Other	761	705	682

Total interest income	89,493	86,543	68,159

INTEREST EXPENSE:
Time deposits of $100 or more	10,036	9,324	5,741
Other time and savings deposits	22,776	18,839	11,307
Overnight and short-term borrowings	3,348	2,694	2,215
Long-term borrowings	688	920	910

Total interest expense	36,848	31,777	20,173

NET INTEREST INCOME	52,645	54,766	47,986
PROVISION FOR LOAN LOSSES	55,131	6,414	5,194

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(2,486)	48,352	42,792

OTHER INCOME:
Service charges on deposit accounts	5,876	5,755	5,631
Other service charges, fees and commissions	919	863	775
Mortgage banking income	3,916	3,975	3,991
Securities gains	1	92	68
Other	2,289	1,823	1,446

Total other income	13,001	12,508	11,911

OTHER EXPENSES:
Salaries and wages	16,775	16,170	16,545
Employee benefits	5,521	4,476	3,938
Occupancy expense, net	2,456	2,291	2,020
Equipment rentals, depreciation and maintenance	2,293	2,488	2,175
Other	9,956	7,523	7,137

Total other expenses	37,001	32,948	31,815

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(26,486)	27,912	22,888
INCOME TAX EXPENSE (BENEFIT)	(11,183)	9,880	7,878

NET INCOME (LOSS)	$(15,303)	$18,032	$15,010

PER SHARE AMOUNTS
Net income (loss) — Basic	$(0.97)	$1.12	$0.91
Net income (loss) — Diluted	(0.97)	1.12	0.91
Dividends	0.52	0.48	0.42
Book value	7.47	9.14	8.66
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)	2007	2006	2005

NET INCOME (LOSS)	$(15,303)	$18,032	$15,010

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale	1,357	126	(2,179)
Reclassification adjustment for gains included in net income	1	90	(60)
Unrealized gains (losses) on mortgage derivative instruments	100	(41)	36

Other comprehensive income (loss), before tax	1,458	175	(2,203)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(541)	(86)	893
Changes in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	(40)	16	(15)

Items of other comprehensive income (loss), net of tax	877	105	(1,325)

COMPREHENSIVE INCOME (LOSS)	$(14,426)	$18,137	$13,685

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands except per share data)	2007	2006	2005
COMMON STOCK, $1.00 par value
At beginning of year	$18,922	$15,097	$15,079
Par value of shares issued under stock option plan	43	41	18
Transfer from surplus due to stock splits	—	3,784	—

At end of year	18,965	18,922	15,097

ADDITIONAL PAID-IN CAPITAL
At beginning of year	29,524	32,679	32,478
Surplus of shares issued under stock option plan	456	574	147
Tax benefit from nonqualifying dispositions of stock options	58	34	54
Stock-based compensation expense	15	21	—
Transfer to common stock due to stock splits	—	(3,784)	—

At end of year	30,053	29,524	32,679

RETAINED EARNINGS
At beginning of year	141,662	133,209	125,179
Cumulative effect of adoption of SAB 108	—	(1,807)	—
Net income (loss)	(15,303)	18,032	15,010
Dividends	(8,163)	(7,761)	(6,980)
Cash paid for fractional shares	—	(11)	—

At end of year	118,196	141,662	133,209

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	(974)	(1,079)	245
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	817	130	(1,346)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	60	(25)	22

At end of year	(97)	(974)	(1,079)

COST OF COMMON STOCK IN TREASURY
At beginning of year	(42,701)	(40,058)	(31,965)
Cost of common stock repurchased	(9,151)	(2,643)	(8,093)

At end of year	(51,852)	(42,701)	(40,058)

Total stockholders’ equity	$115,265	$146,433	$139,848

Shares issued
At beginning of year	18,922	15,097	15,079
Shares issued under incentive stock option plans	43	41	18
Shares issued due to stock splits	—	3,784	—

At end of year	18,965	18,922	15,097

Common shares in treasury
At beginning of year	(2,899)	(2,185)	(1,763)
Common shares repurchased	(628)	(134)	(422)
Shares issued due to stock splits	—	(580)	—

At end of year	(3,527)	(2,899)	(2,185)

Total shares outstanding	15,438	16,023	12,912

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)	2007	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,303)	$18,032	$15,010

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,671	1,795	1,563
Provision for loan losses	55,131	6,414	5,194
Stock-based compensation expense	15	21	—
Investment security premium amortization, net	203	239	423
Acquisition premium amortization, net	79	212	246
Deferred income taxes	(1,603)	(1,636)	(483)
Gains on sales or calls of securities available for sale	(1)	(90)	(60)
Gains on calls of securities held to maturity	—	(2)	(8)
Originations of loans held for sale	(267,163)	(248,945)	(265,698)
Proceeds from loans held for sale	266,073	250,896	273,163
Losses (gains) on loans held for sale	(2,432)	335	(12)
Losses on hedged mortgage loan commitments	100	—	—
Loss on disposal or sale of premises	2	103	—
Losses (gains) on disposal or sale of equipment	(1)	(13)	6
Loss (gain) on sale of other real estate	728	(25)	(169)
Increase (decrease) in taxes payable	(583)	(195)	349
Decrease (increase) in accrued interest receivable	1,672	(1,234)	(1,706)
Increase (decrease) in accrued interest payable	(115)	826	1,112
Increase in cash surrender value of bank owned life insurance	(1,164)	(863)	(569)
Increase in other assets	(19,807)	(1,031)	(531)
Increase in other liabilities	207	1,696	2,781

Net cash provided by operating activities	17,709	26,536	30,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	20,361	15,898	219
Proceeds from maturities, calls and paydowns of securities held to maturity	5,565	6,071	9,799
Proceeds from sales of securities available for sale	4,326	760	14,639
Purchases of securities available for sale	(6,758)	(38,545)	(22,373)
Net increase in loans	(87,117)	(84,685)	(59,436)
Investment in bank owned life insurance	(2,001)	(6,369)	(1,422)
Capital expenditures	(3,719)	(2,465)	(3,314)
Proceeds from sales of fixed assets	11	1,959	14
Proceeds from sales of other real estate	655	748	710

Net cash used by investing activities	(68,677)	(106,629)	(61,164)

See notes to consolidated financial statements.
(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(concluded from previous page)

(in thousands)	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings deposits	$24,241	$38,466	$39,447
Net increase (decrease) in time deposits	(16,089)	46,260	89,844
Net increase (decrease) in overnight and short-term borrowings	40,492	(608)	(43,059)
Net increase (decrease) in long-term borrowings	2,500	(2,000)	(14,861)
Proceeds from shares issued under stock option plan	499	581	111
Tax benefit on shares issued under stock option plan	58	34	54
Dividends paid	(8,239)	(7,485)	(6,980)
Purchases of common stock for treasury	(9,151)	(2,643)	(8,092)
Cash paid for fractional shares	—	(11)	—

Net cash provided by financing activities	34,311	72,594	56,464

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(16,657)	(7,501)	25,911

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	49,981	57,482	31,571

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,324	$49,981	$57,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$36,963	$30,951	$19,061
Income taxes	(10,600)	10,075	7,529
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	3,784	—
Transfer from loans to other real estate owned	3,277	1,281	945
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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
The Bank is headquartered in Granite Falls, North Carolina and provides consumer and commercial banking services in the Blue Ridge foothills through the southern Piedmont areas of North Carolina through twenty-two banking offices. Granite Mortgage is headquartered in Winston-Salem, North Carolina and provides mortgage origination services in the central and southern Piedmont areas of North Carolina through fifteen mortgage offices. Granite Mortgage was acquired by Bank of Granite Corporation on November 5, 1997.
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

Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. A valuation reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for nonaccrual loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of impaired loans, impaired loans on a nonaccrual basis, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 3 and Note 4.
ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio. Management’s determination of the adequacy of the loan loss allowance is based on ongoing quarterly assessments of evaluations of the collectibility and historical loss experience of the loan portfolio. The Company also evaluates other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses.
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
GOODWILL AND OTHER INTANGIBLES — The Company’s 2003 acquisition of First Commerce generated goodwill of $10,763,000 and core deposit intangible assets of $630,000. The Company uses a non-amortization approach to account for purchased goodwill and other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $206,000, net of accumulated amortization of $424,000, as of December 31, 2007. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was approximately $74,000, $86,000, and $97,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Projected amortization expense for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $63,000, $52,000, $40,000, $29,000 and $17,000, respectively.
Under generally accepted accounting principles, the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. The Company tests goodwill for impairment annually as of May 31 and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment tests as of May 31, 2007, and also on December 31, 2007. Both tests indicated that no impairment had occurred.

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
The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense.
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
STOCK-BASED COMPENSATION — The Company adopted FASB No. 123R, “Share-Based Payment”, using the modified prospective transition method effective the first quarter of 2006 for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $15,000 as pre-tax stock-based employee compensation expense for 2007 and $21,000 for 2006. The impact of stock-based compensation on the statements of income, statements of cash flow, and earnings per share are immaterial to the overall financial statements. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the pre-tax expense for 2005 would have been $36,847, and would not have affected the reported earnings per share for 2005.
The Company estimated aggregate option values of $4.02, $4.66 and $5.51 for 2007, 2006 and 2005, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2007	2006	2005
Risk-free rate	4.57%	5.00%	4.03%
Average expected term (years)	5.5 years	5.6 years	5.6 years
Expected volatility	33.42%	34.24%	37.53%
Expected dividend yield	3.09%	2.85%	2.96%
Expected turnover	8.79%	8.66%	8.76%
MORTGAGE LOANS HELD FOR SALE — The Company originates certain residential mortgage loans with the intent to sell. Mortgage loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and are carried at the lower of cost or fair value determined on an aggregate basis, and are sold with servicing released. Gains or losses realized on sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in mortgage banking income.

DERIVATIVES AND HEDGING ACTIVITIES — Granite Mortgage uses two types of financial instruments to manage risk. These financial instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge against changes in the market values of the mortgage loans it generates and sells.
On the date Granite Mortgage enters into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).
Granite Mortgage has determined that its derivative financial instruments do not qualify for hedge accounting in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and as such, the changes in the value of the derivatives are recognized in net income.
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

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue 06-4 to have a material effect on its financial position and results of operations.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including An Amendment of FASB Statement No. 115” (“FASB No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under FASB No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety, and is irrevocable once the election is made. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of FASB No. 159 to have a material effect on its financial position and results of operations.
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Accounting for Written Loan Commitments Accounted for at Fair Value” (“SAB No. 109”), which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB No. 105, “Application of Accounting Principles to Loan Commitments”, this component of value was not incorporated into the fair value of the loan commitment. SAB No. 109 is effective for written loan commitments entered into or modified in fiscal quarters beginning after December 15, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under FASB No. 133. The impact of SAB No. 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The Company does not expect the adoption of SAB No. 109 to have a material effect on its financial position and results of operations.
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
Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”. FASB No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting FASB No. 160 on its financial statements.

2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2007 and 2006 are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2007:

U. S. Treasury due:
Within 1 year	$5,056	$—	$1	$5,055

Total U.S. Treasury	5,056	—	1	5,055

U. S. Government agencies due:
Within 1 year	28,713	—	81	28,632
After 1 year but within 5 years	62,850	309	28	63,131
After 5 years but within 10 years	1,999	1	—	2,000

Total U.S. Government agencies	93,562	310	109	93,763

State and local due:
After 1 year but within 5 years	981	1	—	982
After 5 years but within 10 years	1,733	14	—	1,747
After 10 years	2,803	2	14	2,791

Total state and local	5,517	17	14	5,520

Others due:
After 10 years	3,145	207	28	3,324
Equity securities	10,456	229	774	9,911

Total others	13,601	436	802	13,235

Total available for sale	$117,736	$763	$926	$117,573

HELD TO MATURITY
At December 31, 2007:

State and local due:
Within 1 year	$5,783	$20	$—	$5,803
After 1 year but within 5 years	18,225	418	—	18,643
After 5 years but within 10 years	3,604	165	—	3,769
After 10 years	2,044	136	—	2,180

Total state and local	29,656	739	—	30,395

Total held to maturity	$29,656	$739	$—	$30,395

Sales and calls of securities available for sale for the year ended December 31, 2007 resulted in $937 realized gains and no realized losses. Calls of securities held to maturity did not result in any gains or losses in 2007.

(in thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2006:

U. S. Treasury due:
After 1 year but within 5 years	$5,121	$—	$127	$4,994

Total U.S. Treasury	5,121	—	127	4,994

U. S. Government agencies due:
Within 1 year	7,962	—	127	7,835
After 1 year but within 5 years	103,624	23	1,702	101,945
After 5 years but within 10 years	1,999	—	39	1,960

Total U.S. Government agencies	113,585	23	1,868	111,740

State and local due:
After 1 year but within 5 years	718	—	10	708
After 5 years but within 10 years	2,014	5	4	2,015
After 10 years	2,817	9	16	2,810

Total state and local	5,549	14	30	5,533

Others due:
After 10 years	3,546	218	25	3,739
Equity securities	8,031	437	161	8,307

Total others	11,577	655	186	12,046

Total available for sale	$135,832	$692	$2,211	$134,313

HELD TO MATURITY
At December 31, 2006:

State and local due:
Within 1 year	$5,568	$12	$—	$5,580
After 1 year but within 5 years	22,204	376	—	22,580
After 5 years but within 10 years	4,973	208	—	5,181
After 10 years	2,509	170	—	2,679

Total state and local	35,254	766	—	36,020

Total held to maturity	$35,254	$766	$—	$36,020

Sales and calls of securities available for sale for the year ended December 31, 2006 resulted in $126,000 realized gains and $37,000 realized losses. Calls of securities held to maturity resulted in gross gains of $2,000 and no losses in 2006.
Sales and calls of securities available for sale for the year ended December 31, 2005 resulted in $60,000 realized gains. Calls of securities held to maturity resulted in gross gains of $8,000, and no losses in 2005.
Securities with an amortized cost of $68.5 million and $54 million were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2007 and 2006, respectively.

Securities with unrealized losses at December 31, 2007 not recognized in income are as follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

2007
U.S. Treasury	$—	$—	$5,055	$(1)	$5,055	$(1)
U.S. Government agencies	—	—	47,596	(109)	47,596	(109)
State and local	1,223	(9)	1,405	(5)	2,628	(14)
Others	2,483	(370)	4,303	(432)	6,786	(802)

Total temporarily impaired	$3,706	$(379)	$58,359	$(547)	$62,065	$(926)

2006
U.S. Treasury	$—	$—	$4,994	$(127)	$4,994	$(127)
U.S. Government agencies	25,371	(90)	77,374	(1,778)	102,745	(1,868)
State and local	560	—	3,976	(31)	4,536	(31)
Others	—	—	4,680	(186)	4,680	(186)

Total temporarily impaired	$25,931	$(90)	$91,024	$(2,122)	$116,955	$(2,212)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market interest rates decline.
U.S. Treasury/U.S. Government agency obligations — The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of the U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.
State and local government obligations — The unrealized losses on the Company’s investments in State and local government obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The issuers have the ability to increase tax revenues if necessary to fulfill their obligations. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.
Others
Marketable equity securities — The Company’s investments in marketable equity securities consist primarily of investments of mutual funds of U.S. government income trusts. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.
Investments in equity securities carried at cost — The aggregate cost of the Company’s cost-method investments totaled $4,607,000 at December 31, 2007, which were investments in common stock of the Federal Home Loan Bank. Because of the redemption provisions of these entities, the Company estimates that the fair value equals the cost of investments on those investments, and the investments are not impaired.

3. LOANS
Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2007 and 2006, classified by type, are as follows:

(in thousands)	2007	2006
Real estate:
Construction	$182,457	$161,072
Mortgage	513,140	488,347
Commercial, financial and agricultural	238,469	248,691
Consumer	13,481	15,317
All other loans	567	742

	948,114	914,169
Deferred origination fees, net	(1,788)	(1,677)

Total	$946,326	$912,492

Nonperforming assets at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Nonaccrual loans	$36,450	$9,289
Loans 90 days or more and still accruing interest	162	5,074
Foreclosed properties	2,491	1,162

Total	$39,103	$15,525

Impaired loans with related loan loss allowance	$3,529	$3,926
Impaired loans without related loan loss allowance	23,488	11,590

Total investment in impaired loans	$27,017	$15,516

Loan loss allowance related to impaired loans	$3,029	$3,926

At December 31, 2007 and 2006, the recorded investment in loans that are considered to be impaired was $27.0 million (all of which is on a nonaccrual basis) and $15.5 million ($9.3 million of which is on a nonaccrual basis), respectively. The average recorded balance of impaired loans during 2007 was $22.5 million, and the average recorded balance of impaired loans during 2006 was not significantly different from the balance at December 31, 2006. The related allowance for loan losses for these loans was $3.0 million and $3.9 million at December 31, 2007 and 2006, respectively. The allowance for impaired loans decreased $0.9 million, or 23.1%, while the total investment in impaired loans increased $11.5 million, or 74.2%. For the years ended December 31, 2007, 2006, and 2005, the Bank recognized interest income on those impaired loans of approximately $523,000, $480,000 and $326,000, respectively.
If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been approximately $4,055,000 in 2007, $1,003,000 in 2006 and $425,000 in 2005. Interest income recognized on nonaccrual loans for 2007, 2006 and 2005 was approximately $2,320,000, $220,000, and $12,000, respectively.
Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2007 and 2006, directors’ and principal officers’ direct and indirect indebtedness to the Bank was an aggregate amount of $3.8 million and $3.1 million, respectively. During 2007, additions to such loans were $2.4 million and repayments totaled $1.7 million. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

(in thousands)	2007	2006	2005
Balance at beginning of year	$15,787	$13,924	$13,665

Loans charged off:
Real estate	14,850	1,708	919
Commercial, financial and agricultural	30,955	2,808	3,484
Credit cards and related plans	15	26	45
Installment loans to individuals	177	410	540
Demand deposit overdraft program	233	251	262
Asset-based lending	7,433	—	—

Total charge-offs	53,663	5,203	5,250

Recoveries of loans previously charged off:
Real estate	233	84	63
Commercial, financial and agricultural	19	282	29
Credit cards and related plans	4	10	3
Installment loans to individuals	47	138	42
Demand deposit overdraft program	115	138	178

Total recoveries	418	652	315

Net charge-offs	53,245	4,551	4,935

Provision for loan losses	55,131	6,414	5,194

Balance at end of year	$17,673	$15,787	$13,924

Ratio of net charge-offs during the year to average loans outstanding during the year	5.70%	0.52%	0.61%
5. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2007 and 2006 follow:

			Premises and
		Accumulated	Equipment,
(in thousands)	Cost	Depreciation	Net
At December 31, 2007:
Land	$2,814	$—	$2,814
Buildings	11,295	4,271	7,024
Leasehold improvements	770	281	489
Furniture, equipment and vehicles	15,650	11,882	3,768
Capitalized leases	1,460	155	1,305
Construction in progress	62	—	62

Total	$32,051	$16,589	$15,462

			Premises and
		Accumulated	Equipment,
(in thousands)	Cost	Depreciation	Net
At December 31, 2006:
Land	$2,814	$—	$2,814
Buildings	9,837	3,996	5,841
Leasehold improvements	568	214	354
Furniture, equipment and vehicles	13,839	10,695	3,144
Capitalized leases	1,213	50	1,163
Construction in progress	110	—	110

Total	$28,381	$14,955	$13,426

6. OTHER INCOME AND EXPENSES
For the years ended December 31, 2007, 2006 and 2005, items included in service charges on deposit accounts and other expenses that exceeded 1% of total revenues are set forth below.

(in thousands)	2007	2006	2005
Items included in service charges on deposit accounts
Fees from demand deposit overdrafts	$4,157	$4,085	$3,975
Increase in cash value of BOLI	$1,164	$863	$569

Items included in other expenses
Marketing	875	924	807
Legal fees (other than collection)	1,127	284	139
7. INCOME TAXES
The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the year. The Company’s federal and state income tax returns are subject to examination for the years 2006, 2005 and 2004.
The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 follow.

(in thousands)	2007	2006	2005
Income tax expense (benefit)
Current	$(9,581)	$11,515	$8,361
Deferred	(1,602)	(1,635)	(483)

Total	$(11,183)	$9,880	$7,878

Changes in deferred taxes of approximately $(541,000), $(86,000) and $893,000 related to unrealized gains and losses on securities available for sale during 2007, 2006 and 2005, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of approximately $(40,000), $16,000 and $(15,000) related to unrealized gains and losses on mortgages held for sale were allocated to other comprehensive income during 2007, 2006 and 2005, respectively.

A reconciliation of reported income tax expense for the years ended December 31, 2007, 2006 and 2005 to the amount of tax expense (benefit) computed by multiplying income before income taxes by the statutory federal income tax rate follows.

(dollars in thousands)	2007	2006	2005
Statutory federal income tax rate	35%	35%	35%

Tax expense (benefit) at statutory rate	$(9,270)	$9,769	$8,010
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(572)	(668)	(765)
State income taxes net of federal tax benefit	(1,128)	1,012	791
Other	(213)	(233)	(158)

Income tax expense (benefit)	$(11,183)	$9,880	$7,878

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31, 2007
(in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$6,990	$—	$6,990
Excess tax over book depreciation	—	(455)	(455)
Unrealized losses on securities available for sale	64	—	64
Deferred compensation	1,746		1,746
Deferrals under FAS No. 91	706		706
OID loan fee deferrals		(563)	(563)
Other, net	935	(506)	429

Total	$10,441	$(1,524)	$8,917

	December 31, 2006
	Assets	Liabilities	Total
Excess book over tax bad debt expense	$6,233	$—	$6,233
Excess tax over book depreciation	—	(362)	(362)
Unrealized losses on securities available for sale	605	—	605
Unrealized losses on mortgage derivative instruments	40	—	40
Deferred compensation	1,154		1,154
Deferrals under FAS No. 91	662		662
OID loan fee deferrals		(531)	(531)
Other, net	487	(393)	94

Total	$9,181	$(1,286)	$7,895

The net deferred tax asset is included in other assets on the balance sheet.
Although realization of the deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

8. STOCK OPTIONS
At December 31, 2007, 2006 and 2005, 153,837, 207,210 and 271,890 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 743,500 shares at December 31, 2007, 309,774 shares at December 31, 2006, and 296,495 shares at December 31, 2005. Option prices are established at market value on the dates granted by the Board of Directors. Option shares and option prices have been restated for the 5-for-4 stock split effected in the form of a stock dividend payable September 25, 2006 to stockholders of record on September 11, 2006.
A summary of the status of the Company’s incentive stock option plans at December 31, 2007, 2006 and 2005 and changes during the years then ended are presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	207,210	$12.86	271,890	$12.90	297,298	$12.54
Granted	6,500	14.29	2,500	15.36	3,125	14.28
Exercised	43,723	11.41	51,401	11.97	21,954	7.49
Expired, forfeited or canceled	16,150	15.29	15,779	16.81	6,579	15.38

Outstanding at end of year	153,837	$13.08	207,210	$12.86	271,890	$12.90

Options exercisable at end of year	140,212	$12.94	194,210	$12.74	253,515	$12.78

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2007 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2007	Life (years)	Price	2007	Price
$ 0.00 — 8.25	24,296	2.5	$6.25	24,296	$6.25
8.26 — 10.25	38,519	1.7	8.94	38,519	8.94
10.26 — 14.25	12,250	2.5	13.90	6,000	13.90
14.26 — 15.25	26,388	2.5	14.47	24,513	14.47
15.26 — 18.25	9,718	2.7	15.65	4,218	15.65
18.26 — 20.25	41,885	0.4	18.97	41,885	18.97
20.26 — 26.50	781	0.4	20.96	781	20.96

5.74 — 20.96	153,837	1.7	$13.08	140,212	$12.94

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
9. EMPLOYEE BENEFIT PLANS
The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. The Company’s expense totaled $0.9 million, $1.6 million, and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The Bank sponsors non-tax qualified profit-sharing supplemental executive retirement plans for certain executive officers, which allow the Bank to supplement the level of the executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit sharing retirement plan sponsored by the Bank. The Company’s expense totaled approximately $32,000, $33,000, and $37,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
In connection with the Officers’ SERP, the Bank has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the participants covered under the Officers’ SERP. Under the Agreements, in the event of the officer’s death, the officer’s beneficiary will receive the lesser of 2 times the officer’s salary at the time of death or 100% of the net-at-risk life insurance of the policy, which is defined as the death benefit in excess of cash value, together with any remaining balance in the liability reserve account. In December 2007, the board of directors approved an amendment to remove the post-retirement death benefit payment, effective January 1, 2008.
The Bank purchases bank-owned life insurance (“BOLI”), which may be used, at the Bank’s sole discretion, to fund the benefits payable under the Officers’ SERP. During 2007, an additional $2 million was invested in BOLI and 1 participant was added during the year. During 2006, the Bank made additional investments in BOLI of $6.4 million for 14 participants added during the year. As of December 31, 2007, and 2006, cash values from the BOLI policies equaled $30.1 million and $26.9 million, respectively. The accrued liability for the Officers’ SERP amounted to $4.1 million and $2.6 million at December 31, 2007, and 2006, respectively, and is included in other liabilities. Total expenses for 2007 and 2006, were approximately $1.7 million and $0.6 million, respectively, for retirement benefits and plan related costs. As of December 31, 2007, the Officers’ SERP had 59 participants.
Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Total expenses were approximately $132,000, $100,000 and $130,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. LEASES
LESSEE — CAPITALIZED — The Company’s subsidiaries lease certain premises under capitalized lease agreements. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are included in other liabilities on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment as of December 31, 2007 is $1.5 million as the capitalized cost of these leases and accumulated amortization of approximately $155,000.
As of December 31, 2007, future minimum lease payments under noncancelable capitalized leases are as follows:

(in thousands)
Year	Payments
2008	$314
2009	314
2010	314
2011	314
2012	314
2013 and thereafter	2,083

Total minimum lease payments	3,653
Less amount representing interest	(2,250)

Present value of net minimum lease payments	$1,403

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2007, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
Year	Payments
2008	$572
2009	412
2010	349
2011	356
2012 and thereafter	14

Total	$1,703

Rental expense charged to operations under all operating lease agreements was approximately $990,000, $971,000, and $1,047,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
In September 2003, the Company entered into commercial leases with Salem Investors, LLC, a company jointly owned by the chief executive officer and a senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. Facility construction was completed in the third quarter of 2004. The leases commenced on September 1, 2004 and have an initial lease term of seven years. Based on a fairness opinion obtained from an independent third party expert, the Company has determined that the leases are on terms comparable to similar properties in the area and that the leases are in the best interests of the Company’s community banking and mortgage banking operations. Total lease payments were paid to the related party under this lease of $270,000 during each year of 2007, 2006 and 2005.

11. OVERNIGHT AND SHORT-TERM BORROWED FUNDS
Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds are summarized as follows:

	December 31,
(in thousands)	2007	2006
Overnight borrowings
Bank of Granite Corporation:
Commercial deposits swept into commercial paper	$22,629	$29,662
Bank of Granite:
Federal funds purchased	9,900	—
Securities sold under agreements to repurchase	1,470	1,490
Overnight borrowings from the Federal Home Loan Bank	30,700	—

Total overnight borrowings	64,699	31,152

Short-term borrowings
Bank of Granite:
Short-term borrowings from the Federal Home Loan Bank	8,000	8,000
Granite Mortgage:
Warehouse line of credit	27,491	20,546

Total short-term borrowings	35,491	28,546

Total overnight and short-term borrowings	$100,190	$59,698

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds follows:
Overnight borrowings

	December 31,
(dollars in thousands)	2007	2006	2005
Balance outstanding at end of year	$64,699	$31,152	$27,738
Maximum outstanding at any month-end during the year	75,567	35,786	67,618
Average daily balance outstanding during the year	36,357	29,805	39,006
Average interest rate during the year	3.87%	3.20%	1.85%
Average interest rate at end of year	3.93%	3.70%	1.33%
Other short-term borrowings*

	December 31,
(dollars in thousands)	2007	2006
Balance outstanding at end of year	$35,491	$28,546
Maximum outstanding at any month-end during the year	40,556	40,502
Average daily balance outstanding during the year	29,740	35,130
Average interest rate during the year	5.33%	5.80%
Average interest rate at end of year	5.90%	6.18%

*	Included in other borrowings for prior years

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2007 and 2006, this line of credit was $40,000,000, of which $25,275,000 and $18,487,000, respectively, were outstanding at year end. Outstanding balances at year end for loan disbursement overdraft protection, which were funded by this line of credit, were $2,216,000 and $2,059,000, for 2007 and 2006, respectively. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 115 basis points to fund mortgages originated and sold, and 30-day LIBOR plus 150 basis points to fund construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, the Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of non-performing assets to stockholders’ equity and loan loss reserves, and its regulatory capital ratios. As of December 31, 2007, the Company was not in compliance with all of the financial covenants. The Company has received waivers from the lender for such noncompliance.
12. LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:

	December 31,
(in thousands)	2007	2006
Bank of Granite Corporation:
Unsecured line of credit at 30-day LIBOR plus 1.20% due June 30, 2009	$2,500	$5,000
Bank of Granite:
Federal Home Loan Bank convertible advance at 5.22% due March 9, 2011 callable on or after March 9, 2006	3,107	3,141
Federal Home Loan Bank convertible advance at 3.24% due September 20, 2012 was callable on September 20, 2007 (1)	—	7,000
Federal Home Loan Bank convertible advance at 4.99% due February 9, 2009	5,000	—
Federal Home Loan Bank convertible advance at 4.70% due September 21, 2009	2,000	—
Federal Home Loan Bank convertible advance at 4.67% due September 20, 2010	5,000	—

(1)	The Company called this debt on September 20, 2007.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10,000,000 and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2007, the Company owed $2,500,000 under this line of credit and was not in compliance with all of the financial covenants. The Company has received waivers from the lender for such noncompliance.

13. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits as of December 31, 2007 are as follows:

Maturities
Year	(in thousands)
2008	$388,509
2009	24,472
2010	13,945
2011	6,723

Total	$433,649

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 50,773, 46,064 and 59,590 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2007, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of common shares. Options to purchase 34,279 common shares were excluded from the computation of diluted net (loss) per share for the year ended December 31, 2007 due to the net loss. Following is the reconciliation of EPS for the years ended December 31, 2007, 2006 and 2005.

(in thousands except per share data)	2007	2006	2005
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$(15,303)	$18,032	$15,010

Divide by: Weighted average shares outstanding	15,775	16,049	16,414

Basic earnings (loss) per share	$(0.97)	$1.12	$0.91

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$(15,303)	$18,032	$15,010

Divide by: Weighted average shares outstanding	15,775	16,049	16,414
Potentially dilutive effect of stock options	—	55	55

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,775	16,104	16,469

Diluted earnings (loss) per share	$(0.97)	$1.12	$0.91

15. REGULATION AND REGULATORY RESTRICTIONS
The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiaries, the Bank and Granite Mortgage. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2007, the Bank had undivided profits, as defined, of approximately $67,446,000.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of December 31, 2007, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.
The Company’s actual capital amounts and ratios are also presented in the table:

			Adequately		Well-
	Actual		Capitalized		Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital to risk weighted assets	$117,174	11.22%	$83,518	8.00%	$104,398	10.00%
Tier I capital to risk weighted assets	104,067	9.97%	41,759	4.00%	62,639	6.00%
Tier I capital to average assets	104,067	8.76%	47,524	4.00%	59,405	5.00%

As of December 31, 2006
Total capital to risk weighted assets	$148,898	15.05%	$79,154	8.00%	$98,943	10.00%
Tier I capital to risk weighted assets	136,363	13.78%	39,577	4.00%	59,366	6.00%
Tier I capital to average assets	136,363	11.56%	47,173	4.00%	58,966	5.00%
The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $6,175,000 for the year ended December 31, 2007. The Bank maintained average reserve balances in excess of the requirements.
The Company’s capital ratios declined as a result of the large loan loss provision it recorded during 2007. Although the Company’s ratios were still above levels required to be considered “well-capitalized” at December 31, 2007, the Company will closely monitor its capital ratios in order to maintain capital levels that meet the regulatory requirements for being classified as “well-capitalized”. One impact of not meeting the regulatory requirements for being classified as “well-capitalized” is that the Company’s and Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and other borrowings, could be limited or on less favorable terms. In addition, the Company’s reputation in its deposit service areas could be damaged, which could further tighten its liquidity. If the Company experiences further deterioration in its loan portfolio that requires significant additional increases in its allowance for loan losses, it may need to implement steps to improve its capital position.

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
17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
Condensed Balance Sheets (in thousands)	2007	2006
Assets:
Cash and cash equivalents	$27,345	$34,437
Investment in subsidiary bank at equity	104,406	137,241
Investment in subsidiary mortgage bank at equity	6,661	6,395
Other investments	3,872	4,859
Other assets	122	255

Total	$142,406	$183,187

Liabilities and Stockholders’ Equity:
Overnight and short-term borrowings	$22,629	$29,662
Long-term borrowings	2,500	5,000
Other liabilities	2,012	2,092
Stockholders’ equity	115,265	146,433

Total	$142,406	$183,187

	For the Years Ended December 31,
Condensed Results of Operations	2007	2006	2005
(in thousands)
Equity in earnings of subsidiary bank:
Dividends	$19,734	$11,211	$15,577
Earnings retained	(34,129)	7,755	(272)
Equity in earnings of subsidiary mortgage bank:
Dividends	168	—	203
Earnings retained	213	401	118
Income (expenses), net	(1,289)	(1,335)	(616)

Net income (loss)	$(15,303)	$18,032	$15,010

Condensed Cash Flow

Cash flows from operating activities:
Net income (loss)	$(15,303)	$18,032	$15,010

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	33,917	(8,156)	154
Stock-based compensation expense	15	21	—
Premium amortization and discount accretion, net	(2)	(2)	(2)
Gains on sales or calls of securities available for sale	—	(118)	(148)
Decrease in accrued interest receivable	11	4	—
Increase in accrued interest payable	—	1	—
Decrease (increase) in other assets	434	(4)	70
Increase (decrease) in other liabilities	(4)	(299)	119

Net cash provided by operating activities	19,068	9,479	15,203

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	406	398	4
Proceeds from sales of securities available for sale	—	485	280
Purchases of securities available for sale	(200)	(895)	(100)

Net cash provided (used) by investing activities	206	(12)	184

Cash flows from financing activities:
Net increase (decrease) in overnight and short-term borrowings	(7,033)	2,872	2,963
Net decrease in long-term borrowings	(2,500)	—	—
Net proceeds from issuance of common stock	557	615	164
Net dividends paid	(8,239)	(7,485)	(6,979)
Purchases of common stock for treasury	(9,151)	(2,643)	(8,092)
Cash paid for fractional shares	—	(11)	—

Net cash used by financing activities	(26,366)	(6,652)	(11,944)

Net increase (decrease) in cash	(7,092)	2,815	3,443
Cash at beginning of year	34,437	31,622	28,179

Cash at end of year	$27,345	$34,437	$31,622

Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$1,199	$1,328	$671
Transfer from surplus to common stock due to stock split	—	3,784	—

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

	December 31,
(in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$202,451	$175,875
Standby letters of credit	7,839	5,911

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	$7,330	$9,031
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

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$33,324	$33,324	$49,981	$49,981
Marketable securities	147,229	147,968	169,567	170,333
Loans	928,653	930,015	896,705	892,835
Mortgage loans held for sale	15,319	15,515	11,797	12,020
Liabilities:
Demand deposits	538,340	538,340	514,099	514,099
Time deposits	433,649	436,915	449,738	449,259
Overnight and short-term borrowings	100,190	100,190	59,698	59,698
Long-term borrowings	17,607	18,224	15,141	14,722
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

20. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2007.
Derivative Financial Instruments

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair	Notional	Fair
(in thousands)	Amount	Value	Amount	Value
Mortgage interest rate lock commitments	$11,053	$(18)	$5,836	$(112)
Forward commitments and options to sell mortgage-backed securities	7,330	(61)	9,031	12

Total	$18,383	$(79)	$14,867	$(100)

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2007 was not material.
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
The following table presents selected financial information for reportable business segments for the years ended December 31, 2007, 2006 and 2005.

(in thousands)	2007	2006	2005
COMMUNITY BANKING
Net interest income	$50,271	$52,563	$45,156
Provision for loan losses	55,083	6,366	5,158
Noninterest income	9,085	8,415	7,773
Noninterest expense	30,105	26,033	24,803
Income (loss) before income tax expense (benefit)	(25,832)	28,579	22,968
Net income (loss)	(14,395)	18,966	15,304
Identifiable segment assets	1,179,466	1,166,171	1,074,552

MORTGAGE BANKING
Net interest income	3,249	3,226	3,186
Provision for loan losses	48	48	36
Noninterest income	3,916	3,975	3,991
Noninterest expense	6,482	6,485	6,605
Income before income taxes	635	668	536
Net income	381	401	322
Identifiable segment assets	35,167	28,557	27,522

ALL OTHER
Net interest expense	(875)	(1,023)	(356)
Noninterest income	—	118	147
Noninterest expense	414	430	407
Loss before income taxes	(1,289)	(1,335)	(616)
Net loss	(1,289)	(1,335)	(616)
Identifiable segment assets	4,515	5,045	4,651

TOTAL SEGMENTS
Net interest income	52,645	54,766	47,986
Provision for loan losses	55,131	6,414	5,194
Noninterest income	13,001	12,508	11,911
Noninterest expense	37,001	32,948	31,815
Income (loss) before income tax expense (benefit)	(26,486)	27,912	22,888
Net income (loss)	(15,303)	18,032	15,010
Identifiable segment assets	1,219,148	1,199,773	1,106,725

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
BANK OF GRANITE CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands except per share data)

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$22,403	$23,030	$21,947	$22,113
Interest expense	8,960	9,192	9,387	9,309

Net interest income	13,443	13,838	12,560	12,804
Provision for loan losses	1,917	7,471	42,737	3,006

Net interest income (loss) after provision for loan losses	11,526	6,367	(30,177)	9,798
Other income	3,151	3,210	3,150	3,490
Other expense	8,336	8,789	9,380	10,496

Income (loss) before income tax expense (benefit)	6,341	788	(36,407)	2,792
Income tax expense (benefit)	2,297	51	(14,391)	860

Net income (loss)	$4,044	$737	$(22,016)	$1,932

Net income (loss) per share
Basic	$0.25	$0.05	$(1.40)	$0.12
Diluted	0.25	0.05	(1.40)	0.12
Average shares outstanding
Basic	16,018	15,928	15,694	15,468
Diluted	16,074	15,970	15,694	15,490

2006	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$19,738	$21,486	$22,445	$22,874
Interest expense	6,622	7,516	8,654	8,985

Net interest income	13,116	13,970	13,791	13,889
Provision for loan losses	1,235	1,915	1,387	1,877

Net interest income after provision for loan losses	11,881	12,055	12,404	12,012
Other income	3,001	3,295	3,183	3,029
Other expense	8,040	8,388	8,484	8,036

Income before income tax expense	6,842	6,962	7,103	7,005
Income tax expense	2,395	2,501	2,519	2,465

Net income	$4,447	$4,461	$4,584	$4,540

Net income per share
Basic*	$0.28	$0.28	$0.29	$0.28
Diluted*	0.28	0.28	0.29	0.28
Average shares outstanding
Basic*	16,098	16,058	16,018	16,022
Diluted*	16,153	16,108	16,072	16,082

The quarterly financial data may not aggregate to annual amounts due to rounding.

*	Amounts reflect the 5-for-4 stock split distributed September 25, 2006.
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as described in Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below in Management’s Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Bank of Granite Corporation and subsidiaries (the Company) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting as of December 31, 2007, was not effective because of the material weaknesses described below.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected by a timely basis.
We have identified material weaknesses in internal controls relating to the design and enforcement of policies for lending authorities (including renewals and extensions) and monitoring controls to determine loan advances were properly authorized. We identified material weaknesses in monitoring controls used to identify problem loans and quantify the risk in problem loans, thus causing failures to accurately estimate risk in the portfolio and to determine the appropriate amount of our allowance for loan losses. We also discovered lending practices and monitoring weaknesses that contributed to the characterization of the status of certain loans as performing, when they were not, and failed to evaluate adequately the status of a portfolio of asset-based lending loans.
The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2007.
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses, and we are proceeding expeditiously with the following measures to enhance internal controls.
•	We have restructured our lending staff, reassigned portfolio responsibilities, and revised loan officer lending authorities.

•	We have added additional resources to our Credit Administration staff. These additions have resulted in improving our loan risk grading effectiveness. With the help of the new Chief Credit Officer we hired at the end of the second quarter, we have also implemented other monitoring procedures that have improved the loan underwriting processes and Credit Administration effectiveness.

•	We have developed a more effective process for estimating the allowance for loan loss.

•	We continue to evaluate our personnel resources. If adequate staff is not secured in a timely manner, we plan to use independent third parties to provide assistance in our credit administration and internal control improvement initiatives.

•	We continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability.
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
Changes in Internal Control over Financial Reporting
Except for the matters discussed above, which have been identified, planned or implemented at various dates during and after the year ended December 31, 2007, there were no changes in our internal control over financial reporting that occurred during, or subsequent to, the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited Bank of Granite Corporation (the “Company”)’s internal control over financial reporting as of March 17, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified and included in management’s assessment material weaknesses in internal controls relating to the design and enforcement of policies for lending authorities (including renewals and extensions) and monitoring controls to determine loan advances were properly authorized. Management identified material weaknesses in monitoring controls used to identify problem loans and quantify the risk in problem loans, thus causing failures to accurately estimate risk in the portfolio and to determine the appropriate amount of our allowance for loan losses. Management also discovered lending practices and monitoring weaknesses that contributed to the characterization of the status of certain loans as performing, when they were not, and failed to evaluate adequately the status of a portfolio of asset-based lending loans.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bank of Granite Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bank of Granite Corporation as of and for the years ended December 31, 2007 and 2006. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008, which expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 17, 2008

ITEM 9B — OTHER INFORMATION
Not applicable.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2008 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2008 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-end Option Values,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Change-of-Control Agreements and Employment Contracts,” and “Compensation Committee Report on Executive Officer Compensation.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2008 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Change-of-Control Agreements and Employment Contracts.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2008 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Information About Board of Directors and Committees of the Board” and “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our definitive proxy materials filed in connection with our 2008 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
• Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

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

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto).

10.	Material Contracts

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2	Amended and Restated Bank of Granite Supplemental Executive Retirement Plan, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 16, 2007 is incorporated herein by reference.**

10.3.	Amended and Restated Employment and Noncompetition Agreement, dated May 1, 2003, between GLL & Associates, Inc and Gary L Lackey filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is incorporated herein by reference.**

10.4	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Charles M. Snipes filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.5	Executive Supplemental Retirement Plan Executive Agreement, dated November 15, 2001, between the Bank and Kirby A. Tyndall filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.6	Executive Supplemental Retirement Plan Executive Agreement, dated March 30, 2005 between the Bank and R. Scott Anderson filed as Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference.**

10.7	Change of Control Agreement, dated January 1, 2002, between the Company and Charles M. Snipes filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.8	Change of Control Agreement, dated January 1, 2002, between the Company and Kirby A. Tyndall filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.**

10.9	Change of Control Agreement, dated June 22, 2004, between the Company and R. Scott Anderson filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.**

10.10	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, of our Current Report on Form 8-K, dated April 17, 2006, is incorporated herein by reference.**

10.11	Written Description of Executive Officer Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, dated December 17, 2007.**

10.12	Consulting Agreement, dated December 19, 2005, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2005, is incorporated herein by reference.

10.13	Change of Control Agreement, dated January 1, 2002, between the Company and D. Mark Stephens filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.**

10.14	Executive Supplemental Retirement Plan Executive Agreement, dated January 26, 2002, Amended December 29, 2005, between the Bank and D. Mark Stephens filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference.**

10.15	Bank of Granite Corporation’s 2007 Stock Incentive Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 9, 2007, is incorporated herein by reference.**

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1, “Summary of Significant Accounting Policies.”

23.1	Consent of Dixon Hughes PLLC

23.2	Consent of Deloitte & Touche LLP

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION
By:	/s/ R. Scott Anderson
R. Scott Anderson
Chief Executive Officer March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Anderson R. Scott Anderson	Chief Executive Officer	March 17, 2008

/s/ Kirby A. Tyndall Kirby A. Tyndall	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer	March 17, 2008

/s/ Charles M. Snipes Charles M. Snipes	Chairman and Director	March 17, 2008

/s/ John N. Bray John N. Bray	Director	March 17, 2008

/s/ Joseph D. Crocker Joseph D. Crocker	Director	March 17, 2008

/s/ Leila N. Erwin Leila N. Erwin	Director	March 17, 2008

/s/ Paul M. Fleetwood, III Paul M. Fleetwood, III	Director	March 17, 2008

/s/ Hugh R. Gaither Hugh R. Gaither	Director	March 17, 2008

/s/ James Y. Preston James Y. Preston	Director	March 17, 2008

/s/ Boyd C. Wilson, Jr. Boyd C. Wilson, Jr.	Director	March 17, 2008

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page

3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Bank of Granite Supplemental Executive Retirement Plan**	*

10.3	Amended and Restated Employment and Noncompetition Agreement between GLL & Associates, Inc. and Gary L. Lackey**	*

10.4	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Charles M. Snipes**	*

10.5	Executive Supplemental Retirement Plan Executive Agreement between the Bank and Kirby A. Tyndall**	*

10.6	Executive Supplemental Retirement Plan Executive Agreement between the Bank and R. Scott Anderson**	*

10.7	Change of Control Agreement between the Company and Charles M. Snipes**	*

10.8	Change of Control Agreement between the Company and Kirby A. Tyndall**	*

10.9	Change of Control Agreement between the Company and R. Scott Anderson**	*

10.10	Written Description of Director Compensation**	*

10.11	Written Description of Executive Officer Compensation**	Filed herewith

10.12	Consulting Agreement between the Company and John A. Forlines, Jr.	*

10.13	Change of Control Agreement between the Company and D. Mark Stephens**	*

10.14	Amended Executive Supplemental Retirement Plan Executive Agreement between the Bank and D. Mark Stephens**	*

10.15	Bank of Granite Corporation’s 2007 Stock Incentive Plan**	*

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

23.2	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference

**	Management compensatory plan or arrangement