Form 10-K/A
period 2007-12-31
BANK OF GRANITE CORP
filed 2008-03-17
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
to Form 10-K
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

Exhibit Index begins on page 81

EXPLANATORY NOTE
Bank of Granite Corporation (the “Company”) is hereby amending its previously filed Form 10-K for the year ended December 31, 2007. This Amendment No. 1 is being filed solely to correct a typographical error in the date in paragraph 1 of the Report of Independent Registered Public Accounting Firm on page 74. No other changes have been made. This Amendment No. 1 does not modify or update disclosures therein in any way other than as described above.

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
Exhibit 21.1
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited Bank of Granite Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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