Form 10-Q
period 2008-03-31
BANK OF GRANITE CORP
filed 2008-05-12
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common stock, $1 par value
15,445,387 shares outstanding as of April 30, 2008

Exhibit Index begins on page 38

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
     (in thousands except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$28,975	$29,905
Interest-bearing deposits	52,309	3,419
Federal funds sold	6,400	—

Total cash and cash equivalents	87,684	33,324

Investment securities:
Available for sale, at fair value	72,740	117,573

Held to maturity, at amortized cost	27,239	29,656

Loans	949,065	946,326
Allowance for loan losses	(15,459)	(17,673)

Net loans	933,606	928,653

Mortgage loans held for sale	21,969	15,319

Premises and equipment, net	15,229	15,462
Accrued interest receivable	5,573	6,949
Investment in bank owned life insurance	30,377	30,090
Intangible assets	10,952	10,969
Other assets	30,255	31,153

Total assets	$1,235,624	$1,219,148

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$143,956	$143,945
NOW accounts	127,103	130,354
Money market accounts	255,138	242,872
Savings accounts	22,257	21,169
Time deposits of $100 or more	227,250	208,271
Other time deposits	236,013	225,378

Total deposits	1,011,717	971,989
Overnight and short-term borrowings	76,453	100,190
Long-term borrowings	12,599	17,607
Accrued interest payable	2,907	3,212
Other liabilities	16,514	10,885

Total liabilities	1,120,190	1,103,883

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized 25,000 shares
Issued 18,965 shares in 2008 and 18,965 shares in 2007;
Outstanding 15,438 shares in 2008 and 15,438 shares in 2007	18,965	18,965
Capital surplus	30,057	30,053
Retained earnings	117,904	118,196
Accumulated other comprehensive income (loss), net of deferred income taxes	360	(97)
Less: Cost of common stock in treasury; 3,527 shares in 2008 and 3,527 shares in 2007	(51,852)	(51,852)

Total stockholders’ equity	115,434	115,265

Total liabilities and stockholders’ equity	$1,235,624	$1,219,148

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income
     (unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2008	2007
Interest income:
Interest and fees from loans	$16,256	$19,330
Interest and fees from mortgage banking	1,152	1,070
Federal funds sold	13	35
Interest-bearing deposits	112	70
Investments:
U.S. Treasury	43	43
U.S. Government agencies	782	1,228
States and political subdivisions	365	431
Other	239	196

Total interest income	18,962	22,403

Interest expense:
Time deposits of $100 or more	2,553	2,440
Other time and savings deposits	5,122	5,625
Overnight and short-term borrowings	724	764
Long-term borrowings	212	131

Total interest expense	8,611	8,960

Net interest income	10,351	13,443
Provision for loan losses	1,411	1,917

Net interest income after provision for loan losses	8,940	11,526

Other income:
Service charges on deposit accounts	1,386	1,360
Other service fees and commissions	169	246
Mortgage banking income	1,043	895
Securities gains	59	—
Other	563	650

Total other income	3,220	3,151

Other expenses:
Salaries and wages	4,566	4,072
Employee benefits	1,474	1,451
Occupancy expense, net	630	604
Equipment expense	616	552
Other	2,373	1,657

Total other expenses	9,659	8,336

Income before income taxes	2,501	6,341
Income taxes	786	2,297

Net income	$1,715	$4,044

Per share amounts:
Net income — Basic	$0.11	$0.25
Net income — Diluted	0.11	0.25
Cash dividends	0.13	0.13
Book value	7.48	9.27
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income
     (unaudited - in thousands)

	Three Months
	Ended March 31,
	2008	2007
Net income	$1,715	$4,044

Items of other comprehensive income:
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale	701	498
Reclassification adjustment for securities gains included in net income	59	—
Unrealized gains on mortgage derivative instruments	—	100

Other comprehensive income, before tax	760	598
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(303)	(198)
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	—	(40)

Items of other comprehensive income, net of tax	457	360

Comprehensive income	$2,172	$4,404

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
     (unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2008	2007
Common stock, $1.00 par value per share
At beginning of period	$18,965	$18,922
Par value of shares issued under stock option plan	—	11

At end of period	18,965	18,933

Capital surplus
At beginning of period	30,053	29,524
Surplus of shares issued under stock option plan	—	118
Stock-based compensation expense	4	3

At end of period	30,057	29,645

Retained earnings
At beginning of period	118,196	141,662
Net income	1,715	4,044
Dividends	(2,007)	(2,081)

At end of period	117,904	143,625

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(97)	(974)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	457	300
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	—	60

At end of period	360	(614)

Cost of common stock in treasury
At beginning of period	(51,852)	(42,701)
Cost of common stock repurchased	—	(640)

At end of period	(51,852)	(43,341)

Total stockholders’ equity	$115,434	$148,248

Shares issued
At beginning of period	18,965	18,922
Shares issued under stock option plan	—	11

At end of period	18,965	18,933

Common shares in treasury
At beginning of period	(3,527)	(2,899)
Common shares repurchased	—	(37)

At end of period	(3,527)	(2,936)

Total shares outstanding	15,438	15,997

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
     (unaudited - in thousands)

	Three Months
	Ended March 31,
	2008	2007
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net income	$1,715	$4,044
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	448	441
Provision for loan losses	1,411	1,917
Stock-based compensation expense	4	3
Investment security premium amortization, net	48	52
Acquisition premium amortization (discount accretion), net	14	(12)
Deferred income taxes	401	(514)
Gains on sales or calls of securities available for sale	(59)	—
Originations of loans held for sale	(71,196)	(61,166)
Proceeds from loans held for sale	63,979	56,481
Gains on loans held for sale	567	(928)
Losses on hedged mortgage loan commitments	—	100
Gains on disposal or sale of equipment	—	(2)
Losses on disposal or sale of other real estate	20	6
Increase in cash surrender value of bank owned life insurance	(287)	(275)
Decrease (increase) in other assets	15	(402)
Increase in taxes payable	—	2,130
Decrease in accrued interest receivable	1,376	224
Decrease in accrued interest payable	(305)	(182)
Increase (decrease) in other liabilities	5,629	(1,983)

Net cash provided by (used in) operating activities	3,780	(68)

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	49,200	1,306
Proceeds from maturities, calls and paydowns of securities held to maturity	2,409	1,616
Proceeds from sales of securities available for sale	2,903	1,401
Purchase of securities available for sale	(6,493)	(2,022)
Net increase in loans	(6,369)	(20,739)
Investment in bank owned life insurance	—	(1,251)
Capital expenditures	(215)	(401)
Proceeds from sale of fixed assets	—	5
Proceeds from sale of other real estate	161	9

Net cash provided by (used in) investing activities	41,596	(20,076)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	10,114	30,690
Net increase (decrease) in time deposits	29,614	(19,773)
Net decrease in overnight and short-term borrowings	(23,737)	(2,002)
Net increase (decrease) in long-term borrowings	(5,000)	5,213
Proceeds from shares issued under stock option plan	—	111
Tax benefit on shares issued under stock option plan	—	18
Dividends paid	(2,007)	(2,083)
Purchases of common stock for treasury	—	(640)

Net cash provided by financing activities	8,984	11,534

Net increase (decrease) in cash equivalents	54,360	(8,610)
Cash and cash equivalents at beginning of period	33,324	49,981

Cash and cash equivalents at end of period	$87,684	$41,371

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2008
     (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s” ) condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2007 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended March 31, 2007 have been reclassified to conform to the presentation for the period ended March 31, 2008.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K/A.
The consolidated financial statements include the Company’s two wholly owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2008, except as described in Note 7 below.
2. EARNINGS PER SHARE
     Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(shares in thousands)	2008	2007
Weighted average shares outstanding	15,438	16,018
Potentially dilutive effect of stock options	19	56

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,457	16,074

For the three-month periods ended March 31, 2008 and 2007, 89,000 shares and 46,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2008 and December 31, 2007 were as as follows:

	March 31,	December 31,
	2008	2007
(in thousands)	(Unaudited)	(Note 1)
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$196,841	$202,451
Standby letters of credit	7,009	7,839
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
Forward commitments and options to sell mortgage-backed securities as of March 31, 2008 and December 31, 2007 were $15,175,000 and $7,330,000, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
4. STOCK-BASED COMPENSATION
The Company uses the fair value method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $4,000 and $3,000 as pre-tax stock-based employee compensation expense for the first quarters of 2008 and 2007, respectively.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were 2,500 options granted during the three-month period ended March 31, 2008, and no options were granted during the three-month period ended 2007.
The following assumptions were used to compute the expense for the options granted during the three-month period ended March 31, 2008:

Three Months
Ended March 31,
2008
Option value, aggregate	$2.81
Risk-free rate	3.50%
Average expected term (years)	5.5 years
Expected volatility	34.41%
Expected dividend yield	3.42%
Expected turnover	8.76%
5. SEGMENT DISCLOSURES
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
March 31, 2008
     (unaudited)
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
The following table presents selected financial information for reportable business segments as of and for the three-month periods ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
(in thousands)	2008	2007
COMMUNITY BANKING
Net interest income	$9,601	$12,944
Provision for loan losses	1,399	1,905
Noninterest income	2,177	2,256
Noninterest expense	7,847	6,771
Income before income taxes	2,532	6,524
Net income	1,821	4,299
Identifiable segment assets	1,188,946	1,174,501

MORTGAGE BANKING
Net interest income	$842	$748
Provision for loan losses	12	12
Noninterest income	1,043	895
Noninterest expense	1,685	1,451
Income before income taxes	188	180
Net income	113	108
Identifiable segment assets	42,083	36,167

OTHER
Net interest expense	$(92)	$(249)
Noninterest expense	127	114
Loss before income taxes	(219)	(363)
Net loss	(219)	(363)
Identifiable segment assets	4,595	4,965

TOTAL SEGMENTS
Net interest income	$10,351	$13,443
Provision for loan losses	1,411	1,917
Noninterest income	3,220	3,151
Noninterest expense	9,659	8,336
Income before income taxes	2,501	6,341
Net income	1,715	4,044
Identifiable segment assets	1,235,624	1,215,633

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
6. NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP SFAS No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. As discussed in Note 7 below, the Company adopted of SFAS No. 157 in the first quarter of 2008, and the adoption did not have a material impact on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue 06-4 in the first quarter of 2008, and the adoption did not have a material effect on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including An Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety, and is irrevocable once the election is made. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of 2008 and elected not to apply the fair value option to its financial assets and liabilities; therefore, the adoption did not have a material impact on the Company’s consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Accounting for Written Loan Commitments Accounted for at Fair Value” (“SAB No. 109”), which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB No. 105, “Application of Accounting Principles to Loan Commitments”, this component of value was not incorporated into the fair value of the loan commitment. SAB No. 109 is effective for written loan commitments entered into or modified in fiscal quarters beginning after December 15, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS No. 133. The impact of SAB No. 109 is to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The Company adopted SAB No. 109 in the first quarter of 2008, and the adoption did not have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) to be measured at fair value in accordance with SFAS No.157. SFAS No. 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 141(R).
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 161.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
     (unaudited)
7. ADOPTION OF FINANCIAL ACCOUNTING STANDARD NUMBER 157
As discussed in Note 6 above, the Company adopted SFAS No. 157, “Fair Value Measurement,” during the first quarter of 2008. The provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value. In this Statement, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:
Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data (market-corroborated inputs). If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
     Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
•	Level 3 inputs are unobservable inputs for the asset or liability, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing in the circumstances. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
The following table reflects assets measured at fair value on a recurring basis:

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$72,740	$7,767	$64,973	$—

Investment Securities Available for Sale
The Company’s securities portfolio available for sale is generally of high credit quality, and most of the fair value measurement was estimated using matrices that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
Derivatives
Granite Mortgage, the Company’s mortgage banking subsidiary, enters into interest rate lock commitments on mortgage loans and uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. The fair value associated with these derivative instruments is considered to be immaterial for purposes of requiring the necessary disclosures related to fair value under SFAS No. 157.
The following table reflects assets measured at fair value on a nonrecurring basis:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$21,969	$—	$21,969	$—
Impaired loans	17,600	—	—	17,600

Total assets	$39,569	$—	$21,969	$17,600

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2008
(unaudited)
Mortgage Loans Held for Sale
Granite Mortgage’s mortgage loans held for sale are carried at the lower of cost or market or fair value. Under either accounting basis, the value of these loans is susceptible to declines in market value. Recent market events have affected the value and liquidity of mortgage loans, to varying degrees depending on the nature and credit quality of the mortgage loans. The loans held for sale were valued based on observable market data of similar assets, where available, as well as current performance data of the underlying loans. In instances when significant valuation assumptions were not readily observable in the market, instruments were valued based on the best available data in order to approximate fair value. Management limits the size and the Company’s overall exposure to these assets, as well as actively monitoring the estimated market and economic value of these assets and determining the most advantageous approach to managing these assets. The fair value was determined to be Level 2 measurements, Significant Other Observable Inputs. Recognized gains and losses are reported as mortgage banking income in noninterest income.
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For the first quarter of 2008 all impaired loans were determined to be Level 3 measurements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month period ended March 31, 2008. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects of the financial position and results of operations in future periods.
     Our earnings decreased in the three-month period ended March 31, 2008 when compared to the same period in 2007, primarily due to decreases in interest and fee income from loans and higher noninterest expenses. The decline in loan income was due to a combination of lower loan yields on our variable rate loans and higher levels of nonperforming loans. Our net interest margin decreased as a result of lower loan income without comparable decreases in funding costs. Noninterest expenses increased during the first quarter of 2008 compared to 2007, primarily due to increased costs of professional and consulting fees, and increased costs for additional personnel.

	Three Months
Financial Highlights for the Quarterly Periods	Ended March 31,
(in thousands except per share amounts)	2008	2007	% change
Earnings
Net interest income	$10,351	$13,443	-23.0%
Provision for loan losses	1,411	1,917	-26.4%
Other income	3,220	3,151	2.2%
Other expense	9,659	8,336	15.9%
Net income	1,715	4,044	-57.6%

Per share
Net income
- Basic	$0.11	$0.25	-56.0%
- Diluted	0.11	0.25	-56.0%

Average for period
Assets	$1,214,147	$1,202,007	1.0%
Loans	948,732	927,001	2.3%
Deposits	988,626	960,524	2.9%
Stockholders’ equity	117,681	149,277	-21.2%

Ratios
Return on average assets	0.57%	1.36%
Return on average equity	5.86%	10.99%
Average equity to average assets	9.69%	12.42%
Efficiency ratio (1)	70.16%	49.54%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.

Critical Accounting Policies
     The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The critical accounting and reporting policies include our accounting for investment securities, mortgage loans held for sale, derivatives, and the allowance for loan losses. In particular, our accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 on file with the Securities and Exchange Commission for additional information regarding all of our critical and significant accounting policies.
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
     Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairments. When individual loans are impaired, the impairment allowance is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Our policy for the recognition of interest income on impaired loans is the same as our interest recognition policy for all non-accrual loans. Accrued interest is reversed to income to the extent it relates to the current year and charged off otherwise.
     The evaluations described above are inherently subjective, as they require the use of material estimates. Unanticipated future adverse changes in borrower or economic conditions could result in material adjustments to our allowance for loan losses that could adversely impact our earnings in future periods.

     We have also identified material weaknesses in internal controls relating to lending practices and policies and monitoring controls used to identify and quantify the risk in problem loans. Management has begun to implement its remediation plan to address these material weaknesses (the “Remediation Plan”). Additional information about our material weaknesses in internal control and our Remediation Plan is provided in Item 4, “Controls and Procedures.”
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
Changes in Financial Condition
March 31, 2008 Compared With December 31, 2007
     Our total assets increased $16.5 million, or 1.4%, from December 31, 2007 to March 31, 2008. Earning assets increased $17.4 million, or 1.6%, over the same three-month period. As reflected in the table below, loans, our largest earning asset, increased $2.7 million, or 0.3%, primarily due to a $2.4 million increase in loans of the Bank, and a $0.3 million increase in construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage increased by $6.7 million, or 43.4%, due to higher mortgage origination activities and refinancing activities primarily because of lower mortgage interest rates. Cash and cash equivalents increased $54.4 million, or 163.1%, and investment securities decreased $47.3 million, or 32.7%, primarily due to $51.6 million in called or matured debt securities, partially offset by purchases of debt securities. Accrued interest receivable decreased $1.4 million, or 19.80%, due to lower interest rates on interest-earning assets.

     Loans at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Real estate — Construction	$184,884	$182,457
Real estate — Mortgage	528,166	513,140
Commercial, financial and agricultural	224,110	238,469
Consumer	13,046	13,481
All other loans	601	567

	950,807	948,114

Deferred origination fees, net	(1,742)	(1,788)

Total loans	$949,065	$946,326

Mortgage loans held for sale	$21,969	$15,319

     Our deposits increased $39.7 million, or 4.1%, from December 31, 2007 to March 31, 2008, which we attribute in large part to continued competitive deposit pricing. Interest-bearing demand deposits increased $9.0 million, or 2.4%, reflecting a $12.2 million, or 5.1%, increase in money market deposits, partially offset by a $3.3 million, or 2.5%, decrease in NOW account deposits. The increase in money market deposits was primarily due to the Bank’s premium money market account that carried a rate at the higher end of the range of rates available in the marketplace. Savings deposits increased $1.1 million, or 5.1%, and time deposits increased $29.6 million, or 6.8%. Time deposits greater than $100,000 increased $19.0 million, or 9.1%, while other time deposits increased $10.6 million, or 4.7%. The Company’s loan to deposit ratio was 93.81% as of March 31, 2008 compared to 97.36% as of December 31, 2007, while the Bank’s loan to deposit ratio was 89.12% compared to 92.93% when comparing the same dates.
     In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2007 to March 31, 2008, overnight and short-term borrowings decreased $23.7 million, or 23.7%, primarily due to a decrease of $40.4 million in overnight borrowings of the Bank, partially offset by a $5.9 million increase in other short-term borrowings by Granite Mortgage, a $5.8 million increase in overnight borrowings of the Company, and a $5.0 million increase in short-term borrowings of the Bank. Long-term borrowings decreased $5.0 million, or 28.4%. Other liabilities increased $5.6 million, or 51.7%, primarily due to the $5.0 million accrual for bond settlement proceeds that were purchased at the end of the first quarter of 2008.
     Our total capital decreased $0.2 million, or 0.2% for the three months ended March 31, 2008. Earnings retained declined $0.3 million for the first three months of 2008 because the cash dividend paid slightly exceeded earnings. Accumulated other comprehensive income (loss) related to securities available for sale, net of deferred income taxes, increased $0.5 million from December 31, 2007 to March 31, 2008.
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

Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2008, such unfunded commitments to extend credit were $196,841,000, and commitments in the form of standby letters of credit totaled $7,009,000.
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
     Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of March 31, 2008, and December 31, 2007, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
     Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to to be a stable portion of the Bank’s liability mix and the result of ongoing stable consumer and commercial banking relationships. At March 31, 2008, our core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $784,467,000, or 77.5% of our total deposits, compared to $763,718,000, or 78.6% of our total deposits as of December 31, 2007.

     The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of March 31, 2008, the Bank had three unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $30,000,000. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2008, the Bank had investment securities pledged to secure an overnight funding line of approximately $9,750,000 with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2008, the Bank had a line of credit with the FHLB totaling approximately $77,337,000, collateralized by its pledged residential and commercial real estate loans, of which $13,000,000 were in overnight and short-term borrowings and $10,000,000 were in long-term borrowings, leaving approximately $54,337,000 in remaining capacity to borrow.
     Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of March 31, 2008, the line was secured by approximately $29,320,000 of the mortgage loans originated by Granite Mortgage. As of March 31, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. The Company serves as guarantor under the terms of this line. As of March 31, 2008 and December 31, 2007, this line of credit was $40,000,000.
     We have a $10,000,000 unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As of March 31, 2008, we owed $2,500,000 under this line of credit.
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

     Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on our analysis, we believe that our balance sheet is slightly liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of our loans are variable rate commercial loans, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates.
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
Estimated Resulting Theoretical Tax Equivalent Net Interest Income

		For the Twelve-months Following
		March 31, 2008		December 31, 2007
(dollars in thousands)		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period
	+3%	$45,060	1.1%	$50,368	-2.0%
	0%	44,582	0.0%	51,411	0.0%
	- 3%	46,608	4.5%*	49,824	-3.1%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$42,386	-2.6%	$47,885	-4.5%
	+3%	42,703	-1.9%	48,475	-3.3%
	+2%	42,997	-1.2%	49,041	-2.2%
	+1%	43,246	-0.6%	49,602	-1.1%
	0%	43,516	0.0%	50,141	0.0%
	- 1%	43,710	0.4%	50,510	0.7%
	- 2%	41,778	-4.0%*	49,753	-0.8%
	- 3%	38,732	-11.0%*	48,949	-2.4%*
	- 4%	33,555	-22.9%*	46,252	-7.8%*

*	The Federal Reserve’s overnight federal funds rate target was 2.25% at March 31, 2008 and 4.25% at December 31, 2007. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities which effectively reduces net interest income.

     At March 31, 2008, we were well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and Bank-only basis were as follows:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well-
	Consolidated	Bank	Capitalized	Capitalized

Leverage capital ratios	8.63%	8.01%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.83%	9.07%	4.00%	6.00%
Total capital	11.08%	10.32%	8.00%	10.00%
     During the third quarter of 2007, our capital ratios declined as a result of the large loan loss provision we recorded. Although the Bank’s ratios were still above levels required to be considered “well-capitalized” at March 31, 2008, we will closely monitor our capital ratios in order to maintain capital at satisfactory levels. One impact of not meeting the regulatory requirements for being classified as “well-capitalized” is that the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines could be limited. In addition, our reputation in our deposit service areas could be damaged, which could further tighten our liquidity. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement steps to improve our capital position.
Results of Operations
For the Three Month Period Ended March 31, 2008
Compared With the Same Period in 2007
     During the three-month period ended March 31, 2008, our net income decreased 57.6% to $1.7 million from the $4.0 million earned in the same period of 2007. The decrease is primarily due lower net interest income and increases in personnel and other expenses.

Net Interest Income
     The following table reflects the change in our net interest income for the three-month periods ended March 31, 2008 and 2007. For a discussion of our liability-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Three Months
	Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$18,962	$22,403	$(3,441)	-15.4%
Interest expense	8,611	8,960	(349)	-3.9%
Net interest income	10,351	13,443	(3,092)	-23.0%

Net interest margin	3.81%	4.95%
Yield on loans	7.24%	8.80%
Average prime rate	6.22%	8.25%
Cost of interest-bearing deposits	3.63%	3.99%
Cost of interest-bearing liabilities	3.66%	4.04%

Interest and fees from loans	$17,408	$20,400	$(2,992)	-14.7%
Average loans
Bank	931,092	911,402	19,690	2.2%
Granite Mortgage	35,564	29,204	6,360	21.8%
Consolidated	966,656	940,606	26,050	2.8%
Average loans not earning interest included in consolidated above	38,355	11,188	27,167	242.8%

Interest on securities and overnight investments	1,554	2,003	(449)	-22.4%
Average securities and overnight investments	147,173	178,757	(31,584)	-17.7%

Average earning assets	1,113,829	1,119,363	(5,534)	-0.5%

Interest on interest-bearing deposits	7,675	8,065	(390)	-4.8%
Average interest-bearing deposits	851,211	819,025	32,186	3.9%
Average money market deposits	252,510	232,831	19,679	8.5%
Average time deposits	450,866	438,192	12,674	2.9%

Interest on overnight and short-term borrowings	724	764	(40)	-5.2%
Average overnight and short-term borrowings
Bank	26,455	13,825	12,630	91.4%
Granite Mortgage	28,347	22,917	5,430	23.7%
Consolidated	80,041	65,590	14,451	22.0%
Interest on long-term borrowings	212	131	81	61.8%
Average long-term borrowings
Bank	12,247	10,137	2,110	20.8%
Consolidated	14,747	14,998	(251)	-1.7%

     Even though we experienced growth in loans and deposits during the first quarter of 2008 compared to 2007, our net interest margin declined 114 basis points, primarily due to the lower loan income without comparable decreases in funding costs. We had lower yields on our variable rate loans, and our net interest margin was further compressed from the higher levels of nonaccruing loans during the first quarter of 2008 compared to 2007. In addition, our net interest margin decreased due to the reduction of the prime interest rate in the first quarter of 2008, and our cost of funds decreased 36 basis points, as the Federal Reserve rates also declined in 2008.
     Mortgage originations grew during the first quarter of 2008, primarily due to favorable interest rates during the period. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings. Periods of declining rates typically result in higher mortgage originations and refinancings, at least temporarily, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.
     We continued to offer competitive rates on our premium money market deposit accounts during the first quarter. Time deposits generally pay higher rates of interest than most other types of deposits. We believe that the decrease in time deposits may be attributable in large part to lower rates on our time deposit products. We have not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
     Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other short-term borrowings were the principal source of funding for Granite Mortgage.
Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality
     The risks inherent in our loan portfolio, including the adequacy of the allowance or reserve for loan losses, are significant estimates that are based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict. In estimating these risks and the related loss allowance levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
     We use several measures to assess and monitor the credit risks in our loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by a third party risk assessment group (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of allowance deemed appropriate for the loan. Furthermore, loans and commitments of $500,000 or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors.

     The Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and other loan administration issues. The third party’s evaluation and report is shared with management, the Bank’s Audit Committee and ultimately, the Bank’s Board of Directors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio. Such agencies may require adjustments to the allowance for loan losses based on their judgments.
     Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairment. When individual loans are impaired, the impairment allowance is measured in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Allowance levels are estimated for other commercial loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. The Bank aggregates non-graded retail type loans into pools of similar credits and reviews the historical loss experience associated with these pools as the criteria to allocate the allowance to each category.
     The allowance for loan losses is comprised of three components: specific allowance, general allowance and unallocated allowance. Generally, all loans with outstanding balances of $200,000 or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. After a loan has been identified as impaired, we measure impairment in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan.” When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific allowance. Loans for which specific allowances are provided are excluded from the general allowance calculations as described below.
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
     We consider the allowance for loan losses adequate to cover the losses estimated to have been incurred in our loan portfolio as of the date of the financial statements. We believe we have established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although we use the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting our operating results.

     During the three-month period ended March 31, 2008, the Bank continued to resolve problem loans identified in 2007 through restructure and, in some cases, disposition of underlying collateral. The increase in nonperforming loans in the period is indicative of the general economic weakness in the Bank’s market.
     Management evaluated the period activity and the results of its allowance for loan loss estimation process and determined that the $1.4 million provision and resultant allowance for loan loss was reasonable to absorb probable losses incurred in the portfolio at March 31, 2008. The allowance to gross outstanding loans was 1.63%. While lower than 1.87%, at December 31, 2007, and 1.79%, at March 31, 2007, the problem loan resolution process supports the evaluation.
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
     The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the quarter-to-date periods.

	Three Months
	Ended March 31,
(in thousands)	2008	2007
Allowance for loan losses, beginning of period	$17,673	$15,787

Net charge-offs:
Loans charged off:
Real estate	1,153	26
Commercial, financial and agricultural	3,322	1,016
Credit cards and related plans	2	5
Installment loans to individuals	73	44
Demand deposit overdraft program	53	43

Total charge-offs	4,603	1,134

Recoveries of loans previously charged off:
Real estate	139	—
Commercial, financial and agricultural	795	53
Installment loans to individuals	14	12
Demand deposit overdraft program	30	37

Total recoveries	978	102

Net charge-offs	3,625	1,032

Loss provisions charged to operations	1,411	1,917

Allowance for loan losses, end of period	$15,459	$16,672

Ratio of annualized net charge-offs during the period to average loans during the period	1.54%	0.45%
Allowance coverage of annualized net charge-offs	106.03%	398.34%
Allowance as a percentage of loans	1.63%	1.79%

     Nonperforming assets at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Nonperforming assets:
Nonaccrual loans	$40,260	$36,450
Loans past due 90 days or more and still accruing interest	969	162

Total nonperforming loans	41,229	36,612
Foreclosed properties	2,511	2,491

Total nonperforming assets	$43,740	$39,103

Nonperforming loans to total loans	4.34%	3.87%
Allowance coverage of nonperforming loans	37.50%	48.27%
Nonperforming assets to total assets	3.54%	3.21%
     If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2008 and 2007 that would have been recorded was approximately $723,000 and $309,000, respectively, while the interest charged-off on such loans, prior to being placed on nonaccrual status, was approximately $256,000 and $206,000, respectively.
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
     All of our investment in impaired loans, $23.5 million at March 31, 2008, is included in nonaccruing loans in the table above and the related loan loss allowance was $0.6 million. At December 31, 2007 our investment in impaired loans was $27 million, and the related loan loss allowance was $3 million. The average recorded balance of impaired loans was $25.3 million for the first three months of 2008, and the average recorded balance for the first three months of 2007 was $15.2 million.

Noninterest Income and Expenses
     The following table reflects the changes in our noninterest income and expenses for the three-month periods ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Total noninterest income
Bank	$2,177	$2,256	$(79)	-3.5%
Granite Mortgage	1,043	895	148	16.5%
Consolidated	3,220	3,151	69	2.2%
Fees on deposit accounts	1,386	1,360	26	1.9%
Other service fees and commissions	169	246	(77)	-31.3%
Annuity commissions	51	83	(32)	-38.6%
Mortgage banking income	1,043	895	148	16.5%
Mortgage loan originations	71,196	61,166	10,030	16.4%
Securities gains/losses	59	—	59	0.0%
Other noninterest income	563	650	(87)	-13.4%

Total noninterest expenses
Bank	7,847	6,771	1,076	15.9%
Granite Mortgage	1,685	1,451	234	16.1%
Consolidated	9,659	8,336	1,323	15.9%
Personnel expenses
Bank	4,884	4,477	407	9.1%
Granite Mortgage	1,153	1,043	110	10.5%
Consolidated	6,040	5,523	517	9.4%
Salaries and wages
Bank	3,514	3,119	395	12.7%
Granite Mortgage	1,052	953	99	10.4%
Consolidated	4,566	4,072	494	12.1%
Employee Benefits
Bank	1,370	1,358	12	0.9%
Granite Mortgage	101	90	11	12.2%
Consolidated	1,474	1,451	23	1.6%
Noninterest expenses other than for personnel
Bank	2,963	2,294	669	29.2%
Granite Mortgage	532	408	124	30.4%
Consolidated	3,619	2,813	806	28.7%
Occupancy expense, net
Bank	508	495	13	2.6%
Granite Mortgage	122	109	13	11.9%
Consolidated	630	604	26	4.3%
Equipment expense
Bank	527	466	61	13.1%
Granite Mortgage	89	86	3	3.5%
Consolidated	616	552	64	11.6%
Other noninterest expenses
Bank	1,928	1,333	595	44.6%
Granite Mortgage	321	213	108	50.7%
Consolidated	2,373	1,657	716	43.2%
Income taxes	786	2,297	(1,511)	-65.8%
Effective income tax rates	31.43%	36.22%

     For the quarter ended March 31, 2008, the Bank’s personnel expenses increased $407,000, and other noninterest expenses increased $595,000, primarily attributable to increased costs of legal, accounting and other consulting fees for indirect costs related to the management of problem loans.
     The decreases in income tax expense and in the effective income tax rates for the three months of 2008 were primarily due to lower earnings during the period with approximately the same relative levels of income from tax-exempt loans and investments compared to the same period of 2007.
Off-Balance Sheet Arrangements
     We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of March 31, 2008 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
     As of March 31, 2008, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     As disclosed under Item 9A of our 2007 Annual Report on Form 10-K/A, we have identified material weaknesses in internal controls relating to the design and enforcement of policies for lending authorities (including renewals and extensions) and monitoring controls to determine loan advances were properly authorized. We identified material weaknesses in monitoring controls used to identify problem loans and quantify the risk in problem loans, thus causing failures to accurately estimate risk in the portfolio and to determine the appropriate amount of our allowance for loan losses. We also discovered lending practices and monitoring weaknesses that contributed to the characterization of the status of certain loans as performing, when they were not, and failed to evaluate adequately the status of a portfolio of asset-based lending loans.
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
     Except for the matters discussed above, which have been identified, planned or implemented as disclosed in our 2007 Annual Report on Form 10-K/A, there were no changes in our internal control over financial reporting that occurred during, or subsequent to, the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosures About Forward Looking Statements
     The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section below and in the Company’s most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.
Part II — Other Information
Item 1A — Risk Factors
     There were no significant changes in Risk Factors included in our 2007 Annual Report on Form 10-K/A.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     We purchase shares of our common stock from time to time in open-market and occasional privately negotiated transactions pursuant to publicly announced share repurchase programs. There were no share repurchase transactions for the three months ended March 31, 2008.

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

Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Summary of Amendments to Bank of Granite Supplemental Executive Retirement Plan, effective as of January 1, 2008.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: May 9, 2008	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Summary of Amendments to Bank of Granite Supplemental Executive Retirement Plan	Filed herewith

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2.