Form 10-Q
period 2008-06-30
BANK OF GRANITE CORP
filed 2008-08-08
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
15,454,841 shares outstanding as of July 31, 2008

Exhibit Index begins on page 42

Item 1. Financial Statements

Bank of Granite Corporation	June 30,	December 31,
Condensed Consolidated Balance Sheets	2008	2007
(in thousands except per share data)	(Unaudited)	(Note 1)

Assets:
Cash and cash equivalents:
Cash and due from banks	$26,840	$29,905
Interest-bearing deposits	17,515	3,419
Federal funds sold	7,500	—

Total cash and cash equivalents	51,855	33,324

Investment securities:
Available for sale, at fair value	69,252	117,573

Held to maturity, at amortized cost	23,862	29,656

Loans	955,497	946,326
Allowance for loan losses	(18,833)	(17,673)

Net loans	936,664	928,653

Mortgage loans held for sale	11,789	15,319

Premises and equipment, net	18,958	15,462
Accrued interest receivable	5,033	6,949
Investment in bank owned life insurance	30,664	30,090
Intangible assets	10,935	10,969
Other assets	28,684	31,153

Total assets	$1,187,696	$1,219,148

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$133,223	$143,945
NOW accounts	140,812	130,354
Money market accounts	243,728	242,872
Savings accounts	22,306	21,169
Time deposits of $100 or more	215,372	208,271
Other time deposits	226,772	225,378

Total deposits	982,213	971,989
Overnight and short-term borrowings	67,093	100,190
Long-term borrowings	15,591	17,607
Accrued interest payable	2,586	3,212
Other liabilities	10,755	10,885

Total liabilities	1,078,238	1,103,883

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized — 25,000 shares; Issued — 18,978 shares in 2008 and 18,965 shares in 2007; Outstanding — 15,451 shares in 2008 and 15,438 shares in 2007	18,978	18,965
Capital surplus	30,155	30,053
Retained earnings	112,533	118,196
Accumulated other comprehensive loss, net of deferred income taxes	(356)	(97)
Less: Cost of common stock in treasury; 3,527 shares in 2008 and 3,527 shares in 2007	(51,852)	(51,852)

Total stockholders’ equity	109,458	115,265

Total liabilities and stockholders’ equity	$1,187,696	$1,219,148

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income
(unaudited — in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Interest income:
Interest and fees from loans	$14,620	$19,725	$30,876	$39,055
Interest and fees from mortgage banking	1,292	1,350	2,444	2,420
Federal funds sold	12	35	25	70
Interest-bearing deposits	147	72	259	142
Investments:
U.S. Treasury	43	43	86	86
U.S. Government agencies	485	1,223	1,267	2,451
States and political subdivisions	338	401	703	832
Other	190	181	429	377

Total interest income	17,127	23,030	36,089	45,433

Interest expense:
Time deposits of $100 or more	2,253	2,481	4,806	4,921
Other time and savings deposits	4,167	5,742	9,289	11,367
Overnight and short-term borrowings	603	818	1,327	1,582
Long-term borrowings	167	151	379	282

Total interest expense	7,190	9,192	15,801	18,152

Net interest income	9,937	13,838	20,288	27,281
Provision for loan losses	8,445	7,471	9,856	9,388

Net interest income after provision for loan losses	1,492	6,367	10,432	17,893

Other income:
Service charges on deposit accounts	1,467	1,448	2,853	2,808
Other service fees and commissions	190	242	359	488
Mortgage banking income	986	1,072	2,029	1,967
Securities gains	3	—	62	—
Other	402	448	965	1,098

Total other income	3,048	3,210	6,268	6,361

Other expenses:
Salaries and wages	4,800	4,235	9,366	8,307
Employee benefits	957	1,143	2,431	2,594
Occupancy expense, net	639	623	1,269	1,227
Equipment expense	671	557	1,287	1,109
Other	3,342	2,231	5,715	3,888

Total other expenses	10,409	8,789	20,068	17,125

Income (loss) before income taxes (benefits)	(5,869)	788	(3,368)	7,129
Income tax expense (benefit)	(2,507)	51	(1,721)	2,348

Net income (loss)	$(3,362)	$737	$(1,647)	$4,781

Per share amounts:
Net income (loss) — Basic	$(0.22)	$0.05	$(0.11)	$0.30
Net income (loss) — Diluted	(0.22)	0.05	(0.11)	0.30
Cash dividends	0.13	0.13	0.26	0.26
Book value			7.08	9.09
Tangible book value			6.38	8.39
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited — in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(3,362)	$737	$(1,647)	$4,781

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized losses on securities available for sale	(1,193)	(518)	(492)	(19)
Reclassification adjustment for securities gains included in net income	3	—	62	—
Unrealized gains on mortgage derivative instruments	—	—	—	100

Other comprehensive income (loss), before tax	(1,190)	(518)	(430)	81
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	474	206	171	8
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	—	—	—	(40)

Items of other comprehensive income (loss), net of tax	(716)	(312)	(259)	49

Comprehensive income (loss)	$(4,078)	$425	$(1,906)	$4,830

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited — in thousands except per share data)

	Six Months
	Ended June 30,
	2008	2007

Common stock, $1.00 par value per share
At beginning of period	$18,965	$18,922
Par value of shares issued under stock option plan	13	39

At end of period	18,978	18,961

Capital surplus
At beginning of period	30,053	29,524
Surplus of shares issued under stock option plan	86	429
Stock-based compensation expense	8	6
Tax benefit from nonqualifying dispositions of stock options	8	36

At end of period	30,155	29,995

Retained earnings
At beginning of period	118,196	141,662
Net income (loss)	(1,647)	4,781
Dividends	(4,016)	(4,141)

At end of period	112,533	142,302

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(97)	(974)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(259)	(11)
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	—	60

At end of period	(356)	(925)

Cost of common stock in treasury
At beginning of period	(51,852)	(42,701)
Cost of common stock repurchased	—	(3,789)

At end of period	(51,852)	(46,490)

Total stockholders’ equity	$109,458	$143,843

Shares issued
At beginning of period	18,965	18,922
Shares issued under stock option plan	13	39

At end of period	18,978	18,961

Common shares in treasury
At beginning of period	(3,527)	(2,899)
Common shares repurchased	—	(229)

At end of period	(3,527)	(3,128)

Total shares outstanding	15,451	15,833

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited — in thousands)

	Six Months
	Ended June 30,
	2008	2007

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(1,647)	$4,781
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	907	830
Provision for loan losses	9,856	9,388
Stock-based compensation expense	8	6
Investment security premium amortization, net	106	101
Acquisition premium amortization, net	27	31
Deferred income taxes	(1,105)	(2,931)
Gains on sales or calls of securities available for sale	(62)	—
Originations of loans held for sale	(139,294)	(142,523)
Proceeds from loans held for sale	144,620	135,389
Gains on loans held for sale	(1,796)	(1,437)
Losses on hedged mortgage loan commitments	—	100
Gains on disposal or sale of equipment	—	(2)
Losses on disposal or sale of premises	39	—
Losses on disposal or sale of other real estate	600	118
Increase in cash surrender value of bank owned life insurance	(574)	(507)
Decrease (increase) in other assets	2,903	(2,684)
Decrease in taxes payable	—	(813)
Decrease in accrued interest receivable	1,916	481
Decrease in accrued interest payable	(626)	(162)
Decrease in other liabilities	(133)	(1,119)

Net cash provided by (used in) operating activities	15,745	(954)

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	51,652	1,306
Proceeds from maturities, calls and paydowns of securities held to maturity	5,780	5,565
Proceeds from sales of securities available for sale	2,903	1,536
Purchase of securities available for sale	(6,694)	(2,040)
Net increase in loans	(17,876)	(32,488)
Investment in bank owned life insurance	—	(1,250)
Capital expenditures	(4,442)	(785)
Proceeds from sale of fixed assets	—	10
Proceeds from sale of other real estate	242	9

Net cash provided by (used in) investing activities	31,565	(28,137)

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	1,729	36,764
Net increase (decrease) in time deposits	8,495	(16,448)
Net increase (decrease) in overnight and short-term borrowings	(33,097)	8,430
Net decrease in long-term borrowings	(2,000)	(2,500)
Proceeds from shares issued under stock option plan	99	468
Tax benefit on shares issued under stock option plan	8	36
Dividends paid	(4,013)	(4,163)
Purchases of common stock for treasury	—	(3,789)

Net cash provided by (used in) financing activities	(28,779)	18,798

Net increase (decrease) in cash equivalents	18,531	(10,293)
Cash and cash equivalents at beginning of period	33,324	49,981

Cash and cash equivalents at end of period	$51,855	$39,688

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of June 30, 2008, and the condensed consolidated statements of income and comprehensive income for the three and and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2007 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2008, except as described in Note 7 below.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(shares in thousands)	2008	2007	2008	2007

Weighted average shares outstanding	15,446	15,928	15,442	15,973
Potentially dilutive effect of stock options	—	42	—	49

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,446	15,970	15,442	16,022

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
For the three-month periods ended June 30, 2008 and 2007, 53,000 shares and 43,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the six-month periods ended June 30, 2008 and 2007, 52,000 shares and 43,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2008 and December 31, 2007 were as as follows:

	June 30,	December 31,
	2008	2007
(in thousands)	(Unaudited)	(Note 1)

Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$194,191	$202,451
Standby letters of credit	6,973	7,839
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
Forward commitments and options to sell mortgage-backed securities as of June 30, 2008 and December 31, 2007 were $9,000,000 and $7,330,000, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
4. STOCK-BASED COMPENSATION
The Company uses the fair value method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $4,000 and $3,000 as pre-tax stock-based employee compensation expense for the second quarters of 2008 and 2007, respectively. The pre-tax stock-based employee compensation expense for the six-month periods ended June 30, 2008 and 2007 was $8,000 and $6,000, respectively.
The Company computes its fair value of option compensation expense using The Black Scholes Model. There were 2,500 options granted during the six-month period ended June 30, 2008, and no options were granted during the six-month period ended June 30, 2007.
The following assumptions were used to compute the expense for the options granted during the six-month period ended June 30, 2008:

Six Months
Ended June 30,
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
June 30, 2008
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
The following table presents selected financial information for reportable business segments as of and for the three and six-month periods ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007

COMMUNITY BANKING
Net interest income	$9,058	$13,169	$18,659	$26,113
Provision for loan losses	8,421	7,459	9,820	9,364
Noninterest income	2,062	2,138	4,239	4,394
Noninterest expense	8,421	6,973	16,268	13,744
Income (loss) before income taxes (benefits)	(5,722)	875	(3,190)	7,399
Net income (loss)	(3,183)	933	(1,362)	5,232
Identifiable segment assets	1,154,212	1,175,720	1,154,212	1,175,720

MORTGAGE BANKING
Net interest income	$996	$893	$1,838	$1,641
Provision for loan losses	24	12	36	24
Noninterest income	986	1,072	2,029	1,967
Noninterest expense	1,878	1,681	3,563	3,132
Income before income taxes	80	272	268	452
Net income	48	163	161	271
Identifiable segment assets	29,114	40,628	29,114	40,628

OTHER
Net interest expense	$(117)	$(224)	$(209)	$(473)
Noninterest expense	110	135	237	249
Loss before income taxes (benefits)	(227)	(359)	(446)	(722)
Net loss	(227)	(359)	(446)	(722)
Identifiable segment assets	4,370	4,934	4,370	4,934

TOTAL SEGMENTS
Net interest income	$9,937	$13,838	$20,288	$27,281
Provision for loan losses	8,445	7,471	9,856	9,388
Noninterest income	3,048	3,210	6,268	6,361
Noninterest expense	10,409	8,789	20,068	17,125
Income (loss) before income taxes (benefits)	(5,869)	788	(3,368)	7,129
Net income (loss)	(3,362)	737	(1,647)	4,781
Identifiable segment assets	1,187,696	1,221,282	1,187,696	1,221,282

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
6. NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP SFAS No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. As discussed in Note 7 below, the Company adopted SFAS No. 157 in the first quarter of 2008, and the adoption did not have a material impact on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements “ (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not provide post-employment death benefits; therefore, the adoption of EITF Issue 06-4 did not impact its consolidated financial statements.
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
June 30, 2008
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
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 160.
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
June 30, 2008
(unaudited)
7. ADOPTION OF FINANCIAL ACCOUNTING STANDARD NUMBER 157
As discussed in Note 6 above, the Company adopted SFAS No. 157, “Fair Value Measurement,” during the first quarter of 2008. The provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value of certain assets and liabilities. In SFAS No. 157, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value (for example, a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:
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
•	Level 3 inputs are unobservable inputs for the asset or liability, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing in the circumstances. Unobservable inputs will be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
The following table reflects investment securities available for sale measured at fair value on a recurring basis:

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$69,252	$7,324	$61,928	$—

Derivatives
Granite Mortgage, the Company’s mortgage banking subsidiary, enters into interest rate lock commitments on mortgage loans and uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. The fair value associated with these derivative instruments is considered to be immaterial. Therefore, disclosures related to fair value under SFAS No. 157 are not required.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2008
(unaudited)
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For the second quarter of 2008 all impaired loans were determined to be Level 3 measurements.
The following table reflects certain loans measured at fair value on a nonrecurring basis:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Mortgage loans held for sale	$11,789	$—	$11,789	$—
Impaired loans	20,478	—	—	20,478

Total assets	$32,267	$—	$11,789	$20,478

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month and six-month periods ended June 30, 2008. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects of the financial position and results of operations in future periods.
Our earnings decreased in both the three and six-month periods ended June 30, 2008 when compared to the same periods in 2007, primarily due to decreases in interest and fee income from loans and higher loan loss provisions and noninterest expenses. The decline in loan income was due to a combination of lower loan yields on our variable rate loans and higher levels of nonperforming loans. Our net interest margin decreased as a result of lower loan income without comparable decreases in funding costs. Noninterest expenses increased during 2008 compared to 2007, primarily due to the write-down of foreclosed properties, increased salaries related to additional personnel and higher professional fees.
Financial Highlights for the Quarterly Periods

	Three Months
	Ended June 30,
(in thousands except per share amounts)	2008	2007	% change

Earnings
Net interest income	$9,937	$13,838	-28.2%
Provision for loan losses	8,445	7,471	13.0%
Other income	3,048	3,210	-5.0%
Other expense	10,409	8,789	18.4%
Net income (loss)	(3,362)	737	-556.2%

Per share
Net income (loss)
- Basic	$(0.22)	$0.05	-540.0%
- Diluted	(0.22)	0.05	-540.0%

Average for period
Assets	$1,205,959	$1,210,595	-0.4%
Loans	958,754	934,891	2.6%
Deposits	989,560	970,408	2.0%
Stockholders’ equity	115,545	149,011	-22.5%

Ratios
Return on average assets	-1.12%	0.24%
Return on average equity	-11.70%	1.98%
Average equity to average assets	9.58%	12.31%
Efficiency ratio (1)	79.05%	50.91%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.

Financial Highlights for the Year-to-Date Periods

	Six Months
	Ended June 30,
(in thousands except per share amounts)	2008	2007	% change

Earnings
Net interest income	$20,288	$27,281	-25.6%
Provision for loan losses	9,856	9,388	5.0%
Other income	6,268	6,361	-1.5%
Other expense	20,068	17,125	17.2%
Net income (loss)	(1,647)	4,781	-134.4%

Per share
Net income (loss)
- Basic	$(0.11)	$0.30	-136.7%
- Diluted	(0.11)	0.30	-136.7%

Average for period
Assets	$1,210,053	$1,206,301	0.3%
Loans	953,743	930,946	2.4%
Deposits	989,093	965,466	2.4%
Stockholders’ equity	116,613	149,144	-21.8%

Ratios
Return on average assets	-0.27%	0.80%
Return on average equity	-2.84%	6.46%
Average equity to average assets	9.64%	12.36%
Efficiency ratio (1)	74.51%	50.23%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.
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
Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairments. When individual loans are impaired, the impairment allowance is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Our policy for the recognition of interest income on impaired loans is the same as our interest recognition policy for all non-accrual loans. Accrued interest is reversed to income to the extent it relates to the current year and is charged off otherwise.
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
Changes in Financial Condition
June 30, 2008 Compared With December 31, 2007
Our total assets decreased $31.5 million, or 2.6%, from December 31, 2007 to June 30, 2008. Earning assets decreased $26.9 million, or 2.4%, over the same six-month period. As reflected in the table below, loans, our largest earning asset, increased $9.2 million, or 1.0%, primarily due to a $11.5 million increase in loans of the Bank, partially offset by a $2.3 million decrease in construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $3.5 million, or 23.0%, due to lower mortgage origination activities and refinancing activities, primarily because of a weak housing market. Cash and cash equivalents increased $18.5 million, or 55.6%, and investment securities decreased $54.1 million, or 36.8%, primarily due to $57.4 million in called or matured debt securities, partially offset by purchases of debt securities. Accrued interest receivable decreased $1.9 million, or 27.6%, due to lower interest rates on interest-earning assets.
Loans at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Real estate — Construction	$184,097	$182,457
Real estate — Mortgage	546,838	513,140
Commercial, financial and agricultural	212,796	238,469
Consumer	13,177	13,481
All other loans	315	567

	957,223	948,114
Deferred origination fees, net	(1,726)	(1,788)

Total loans	$955,497	$946,326

Mortgage loans held for sale	$11,789	$15,319

Our deposits increased $10.2 million, or 1.1%, from December 31, 2007 to June 30, 2008. Interest-bearing demand deposits increased $11.3 million, or 3.0%, reflecting a $10.5 million, or 8.0%, increase in NOW account deposits. The increase in interest-bearing demand deposits was partially offset by the $10.7 million, or 7.5% decrease in noninterest-bearing demand deposits. Savings deposits increased $1.1 million, or 5.4%, and time deposits increased $8.5 million, or 2.0%. Time deposits greater than $100,000 increased $7.1 million, or 3.4%, while other time deposits increased $1.4 million, or 0.6%. The Company’s loan to deposit ratio was 97.28% as of June 30, 2008 compared to 97.36% as of December 31, 2007, and the Bank’s loan to deposit ratio was 92.61% compared to 92.93% when comparing the same dates.
In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2007 to June 30, 2008, overnight and short-term borrowings decreased $33.1 million, or 33.0%, primarily due to a decrease of $40.7 million in overnight borrowings of the Bank, and a $6.2 million decrease in other short-term borrowings by Granite Mortgage, partially offset by a $7.8 million increase in overnight borrowings of the Company, and a $6.0 million increase in short-term borrowings of the Bank. Long-term borrowings decreased $2.0 million, or 11.5%.
Our total capital decreased $5.8 million, or 5.0% for the six months ended June 30, 2008. Earnings retained declined $5.7 million for the first six months of 2008 after paying cash dividends of $4.0 million. Accumulated other comprehensive loss related to securities available for sale, net of deferred income taxes, increased $0.3 million from December 31, 2007 to June 30, 2008.
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
Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2008, such unfunded commitments to extend credit were $194.2 million and commitments in the form of standby letters of credit totaled $7.0 million.
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
Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of June 30, 2008, and December 31, 2007, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. At June 30, 2008, our core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $766.8 million, or 78.1% of our total deposits, compared to $763.7 million, or 78.6% of our total deposits as of December 31, 2007.
The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains several credit facilities under which it may borrow on a short-term basis. As of June 30, 2008, the Bank had two unsecured lines of overnight borrowing capacity with its correspondent banks, which totaled $25 million. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2008, the Bank had investment securities pledged to secure an overnight funding line of approximately $9.8 million with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of June 30, 2008, the Bank had a line of credit with the FHLB totaling approximately $76.5 million collateralized by its pledged residential and commercial real estate loans with $27 million outstanding, of which $14 million were in overnight and short-term borrowings and $13 million were in long-term borrowings, leaving approximately $49.5 million in remaining capacity to borrow.
Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of June 30, 2008, the line was secured by approximately $19.7 million of the mortgage loans closed by Granite Mortgage. As of June 30, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. The Company serves as guarantor under the terms of this line. As of June 30, 2008 and December 31, 2007, this line of credit was $40 million.

We also have a $10 million unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of June 30, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As of June 30, 2008, we owed $2.5 million under this line of credit.
The majority of our deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with our short-term certificates of deposit, have increased the opportunities for deposit repricing. We place great significance on monitoring and managing our asset/liability position. Our policy for managing our interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. Our deposit base is generally not subject to the level of volatility experienced in national financial markets in recent years; however, we do realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, on a regular basis, we prepare earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.
Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on our analysis, we believe that our balance sheet is slightly liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of our deposits are variable rate, they reprice more rapidly than our rate sensitive assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates. While the Bank is slightly liability-sensitive and has the opportunity to reprice its deposits, we decided not to lower our deposit rates during the first six months of 2008 to the extent asset rates were lowered, due to competitive pressures in the deposit marketplace.
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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		June 30, 2008		December 31, 2007
(dollars in thousands)		Amount	% Change	Amount	% Change

3% interest rate changes prorated over a twelve-month period

	+3%	$43,536	0.3%	$50,368	-2.0%
	0%	43,414	0.0%	51,411	0.0%
	-3%	44,952	3.5%*	49,824	-3.1%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$39,178	-7.7%	$47,885	-4.5%
	+3%	40,046	-5.7%	48,475	-3.3%
	+2%	40,892	-3.7%	49,041	-2.2%
	+1%	41,663	-1.9%	49,602	-1.1%
	0%	42,453	0.0%	50,141	0.0%
	-1%	43,087	1.5%	50,510	0.7%
	-2%	42,604	0.4%*	49,753	-0.8%
	-3%	39,694	-6.5%*	48,949	-2.4%*
	-4%	34,819	-18.0%*	46,252	-7.8%*

*	The Federal Reserve’s overnight federal funds rate target was 2.00% at June 30, 2008 and 4.25% at December 31, 2007. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities which effectively reduces net interest income.

At June 30, 2008, we were well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and Bank-only basis were as follows:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well-
	Consolidated	Bank	Capitalized	Capitalized
Leverage capital ratios	8.23%	7.79%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.40%	8.77%	4.00%	6.00%
Total capital	10.66%	10.03%	8.00%	10.00%
During the third quarter of 2007, our capital ratios declined as a result of the large loan loss provision we recorded. Although the Bank’s ratios were still above levels required to be considered “well-capitalized” at June 30, 2008, we will closely monitor our capital ratios in order to maintain capital at satisfactory levels. One impact of not meeting the regulatory requirements for being classified as “well-capitalized” is that the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines could be limited. In addition, our reputation in our deposit service areas could be damaged, which could further tighten our liquidity. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement steps to improve our capital position.
Results of Operations
For the Three-Month Period Ended June 30, 2008 Compared With
the Same Period in 2007 and for the Six-Month Period Ended
June 30, 2008 Compared With the Same Period in 2007
During the three-month period ended June 30, 2008, we incurred a net loss of $3.4 million compared to net income of $0.7 million earned in the same period of 2007. The decrease is primarily due to lower net interest income and higher loan loss provisions and noninterest expenses. The net loss for the second quarter resulted in a year-to-date net loss of $1.6 million compared to net income of $4.8 million earned in the first six months of 2007.

Net Interest Income for the Quarterly Periods
The following table reflects the change in our net interest income for the three-month periods ended June 30, 2008 and 2007. For a discussion of our liability-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Three Months
	Ended June 30,
(in thousands)	2008	2007	$ Change	% Change

Interest income	$17,127	$23,030	$(5,903)	-25.6%
Interest expense	7,190	9,192	(2,002)	-21.8%
Net interest income	9,937	13,838	(3,901)	-28.2%

Net interest margin	3.67%	4.99%
Yield on loans	6.54%	8.86%
Average prime rate	5.08%	8.25%
Cost of interest-bearing deposits	3.02%	4.00%
Cost of interest-bearing liabilities	3.07%	4.08%

Interest and fees from loans	$15,912	$21,075	$(5,163)	-24.5%
Average loans
Bank	941,858	917,494	24,364	2.7%
Granite Mortgage	36,472	37,012	(540)	-1.5%
Consolidated	978,330	954,506	23,824	2.5%
Average loans not earning interest included in consolidated above	39,945	17,818	22,127	124.2%

Interest on securities and overnight investments	1,215	1,955	(740)	-37.9%
Average securities and overnight investments	129,753	175,825	(46,072)	-26.2%

Average earning assets	1,108,083	1,130,331	(22,248)	-2.0%

Interest on interest-bearing deposits	6,420	8,223	(1,803)	-21.9%
Average interest-bearing deposits	854,033	824,555	29,478	3.6%
Average money market deposits	246,666	245,407	1,259	0.5%
Average time deposits	448,934	432,076	16,858	3.9%

Interest on overnight and short-term borrowings	603	818	(215)	-26.3%
Average overnight and short-term borrowings
Bank	14,913	7,589	7,324	96.5%
Granite Mortgage	29,503	30,185	(682)	-2.3%
Consolidated	74,155	66,304	7,851	11.8%
Interest on long-term borrowings	167	151	16	10.6%
Average long-term borrowings
Bank	11,151	10,103	1,048	10.4%
Consolidated	13,651	12,590	1,061	8.4%

Even though we experienced growth in our average loans and deposits during the second quarter of 2008 compared to 2007, our net interest margin declined 132 basis points, primarily due to the lower loan income without comparable decreases in funding costs. We had lower yields on our variable rate loans, and our net interest margin was further compressed from the continued higher levels of nonaccruing loans during the second quarter of 2008 compared to 2007. In addition, our net interest margin decreased due to the reduction of the prime interest rate in the second quarter of 2008 that resulted from further rate reductions by the Federal Reserve Bank, which was partially offset by a 98 basis point decrease in our funding costs.
Mortgage originations declined during the second quarter of 2008, primarily due to higher rates and the weak housing market, as relatively few buyers and large home suppliers constituted the market during the period. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings. Periods of declining rates typically result in higher mortgage originations and refinancings, at least temporarily, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.
We continued to offer competitive rates on our premium money market deposit accounts during the second quarter. Time deposits generally pay higher rates of interest than most other types of deposits. We believe that the increase in time deposits may be attributable in large part to higher rates on our time deposit products. We have not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding.
Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Other short-term borrowings were the principal source of funding for Granite Mortgage.

Net Interest Income for the Year-to-Date Periods
The following table reflects the change in our net interest income for the six-month periods ended June 30, 2008 and 2007. For a discussion of our liability-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Market Risks” above.

	Six Months
	Ended June 30,
(in thousands)	2008	2007	$ Change	% Change

Interest income	$36,089	$45,433	$(9,344)	-20.6%
Interest expense	15,801	18,152	(2,351)	-13.0%
Net interest income	20,288	27,281	(6,993)	-25.6%

Net interest margin	3.74%	4.97%
Yield on loans	6.89%	8.83%
Average prime rate	5.65%	8.25%
Cost of interest-bearing deposits	3.32%	4.00%
Cost of interest-bearing liabilities	3.37%	4.06%

Interest and fees from loans	$33,320	$41,475	$(8,155)	-19.7%
Average loans
Bank	936,475	914,448	22,027	2.4%
Granite Mortgage	36,018	33,108	2,910	8.8%
Consolidated	972,493	947,556	24,937	2.6%
Average loans not earning interest included in consolidated above	38,040	15,919	22,121	139.0%

Interest on securities and overnight investments	2,769	3,958	(1,189)	-30.0%
Average securities and overnight investments	138,463	177,291	(38,828)	-21.9%

Average earning assets	1,110,956	1,124,847	(13,891)	-1.2%

Interest on interest-bearing deposits	14,095	16,288	(2,193)	-13.5%
Average interest-bearing deposits	852,622	821,790	30,832	3.8%
Average money market deposits	249,588	239,119	10,469	4.4%
Average time deposits	449,900	435,134	14,766	3.4%

Interest on overnight and short-term borrowings	1,327	1,582	(255)	-16.1%
Average overnight and short-term borrowings
Bank	20,684	10,707	9,977	93.2%
Granite Mortgage	28,925	26,551	2,374	8.9%
Consolidated	77,098	65,947	11,151	16.9%
Interest on long-term borrowings	379	282	97	34.4%
Average long-term borrowings
Bank	11,699	10,120	1,579	15.6%
Consolidated	14,199	13,794	405	2.9%
Even though we experienced growth in our average loans and deposits during the first six months of 2008 compared to the same period in 2007, our net interest margin declined 123 basis points, primarily due to lower loan income and the reduction of the prime interest rate during 2008 as a result of rate reductions by the Federal Reserve Bank. Our cost of funds decreased 69 basis points in the first six months of 2008. Our net interest margin was further compressed from the higher levels of nonaccruing loans during the first six months of 2008 compared to 2007.

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
The Bank currently engages third party resources to periodically review samples of loans for the underwriting, documentation, risk grading analyses and other loan administration issues. The third party’s evaluation and report is shared with management, the Bank’s Audit Committee and ultimately, the Bank’s Board of Directors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio. Such agencies may require adjustments to the allowance for loan losses based on their judgments.
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

The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience adjusted for qualitative factors over a period of time. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical loss rates relative to each portfolio.
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
During the three and six-month periods ended June 30, 2008, the Bank continued to resolve problem loans identified in 2007 through charge-offs, write-downs, and, in some cases, disposition of underlying collateral and restructure. The increase in nonperforming loans in the period is indicative of the general economic weakness in the Bank’s market.
Management evaluated the period activity and the results of its allowance for loan loss estimation process and determined that the $9.9 million provision and resultant allowance for loan loss was reasonable to absorb the probable losses identified in the portfolio at June 30, 2008. The allowance to gross outstanding loans was 1.97% at June 30, 2008, 1.87% at December 31, 2007, and 2.35% at June 30, 2007.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007

Allowance for loan losses, beginning of period	$15,459	$16,672	$17,673	$15,787

Net charge-offs:
Loans charged off:
Real estate	4,453	907	5,606	934
Commercial, financial and agricultural	1,564	1,080	4,888	2,095
Credit cards and related plans	3	2	5	7
Installment loans to individuals	31	35	103	79
Demand deposit overdraft program	46	57	99	100

Total charge-offs	6,097	2,081	10,701	3,215

Recoveries of loans previously charged off:
Real estate	276	—	414	—
Commercial, financial and agricultural	688	9	1,484	62
Credit cards and related plans	—	2	—	2
Installment loans to individuals	42	6	57	18
Demand deposit overdraft program	20	23	50	60

Total recoveries	1,026	40	2,005	142

Net charge-offs	5,071	2,041	8,696	3,073

Loss provisions charged to operations	8,445	7,471	9,856	9,388

Allowance for loan losses, end of period	$18,833	$22,102	$18,833	$22,102

Ratio of annualized net charge-offs during the period to average loans during the period	2.13%	0.88%	1.83%	0.67%
Allowance coverage of annualized net charge-offs	92.34%	269.98%	107.69%	356.66%
Allowance as a percentage of loans			1.97%	2.35%
Nonperforming assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Nonperforming assets:
Nonaccrual loans	$39,629	$36,450
Loans past due 90 days or more and still accruing interest	297	162

Total nonperforming loans	39,926	36,612
Foreclosed properties	2,172	2,491

Total nonperforming assets	$42,098	$39,103

Nonperforming loans to total loans	4.18%	3.87%
Allowance coverage of nonperforming loans	47.17%	48.27%
Nonperforming assets to total assets	3.54%	3.21%

If interest from nonaccrual loans, including impaired loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2008 and 2007 that would have been recorded was approximately $997,000 and $479,000, respectively, while the interest income recognized on such loans, prior to being placed on nonaccrual status, was approximately $52,000 and $108,000, respectively. For the comparable year-to-date periods, interest income of approximately $1,720,000 in 2008 and $787,000 in 2007 would have been recognized in accordance with the original terms of the nonaccrual loans, while interest charged off, prior to being placed on nonaccrual status, for the two periods was approximately $204,000 and $98,000.
We classify loans as nonaccrual when the loan is statutorily past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful.
All of our investment in impaired loans, $23 million at June 30, 2008, is included in nonaccruing loans in the table above, and the related loan loss allowance was $4 million. At December 31, 2007 our investment in impaired loans was $27 million, and the related loan loss allowance was $3 million. The average recorded balance of impaired loans was $25 million for the first six months of 2008, and $24 million for the first six months of 2007.

Noninterest Income and Expenses for the Quarterly Periods
The following table reflects the changes in our noninterest income and expenses for the three-month periods ended June 30, 2008 and 2007.

	Three Months
	Ended June 30,
(in thousands)	2008	2007	$ Change	% Change

Total noninterest income
Bank	$2,062	$2,138	$(76)	-3.6%
Granite Mortgage	986	1,072	(86)	-8.0%
Consolidated	3,048	3,210	(162)	-5.0%
Fees on deposit accounts	1,467	1,448	19	1.3%
Other service fees and commissions	190	242	(52)	-21.5%
Annuity commissions	63	63	—	0.0%
Mortgage banking income	986	1,073	(87)	-8.1%
Mortgage loan originations	68,097	81,357	(13,260)	-16.3%
Securities gains/losses	3	—	3	0.0%
Other noninterest income	402	448	(46)	-10.3%

Total noninterest expenses
Bank	8,421	6,973	1,448	20.8%
Granite Mortgage	1,878	1,681	197	11.7%
Consolidated	10,409	8,789	1,620	18.4%
Personnel expenses
Bank	4,423	4,170	253	6.1%
Granite Mortgage	1,330	1,205	125	10.4%
Consolidated	5,757	5,378	379	7.0%
Salaries and wages
Bank	3,565	3,131	434	13.9%
Granite Mortgage	1,235	1,104	131	11.9%
Consolidated	4,800	4,235	565	13.3%
Employee Benefits
Bank	858	1,039	(181)	-17.4%
Granite Mortgage	95	101	(6)	-5.9%
Consolidated	957	1,143	(186)	-16.3%
Noninterest expenses other than for personnel
Bank	3,998	2,803	1,195	42.6%
Granite Mortgage	548	476	72	15.1%
Consolidated	4,652	3,411	1,241	36.4%
Occupancy expense, net
Bank	505	512	(7)	-1.4%
Granite Mortgage	134	111	23	20.7%
Consolidated	639	623	16	2.6%
Equipment expense
Bank	586	471	115	24.4%
Granite Mortgage	85	86	(1)	-1.2%
Consolidated	671	557	114	20.5%
Other noninterest expenses
Bank	2,907	1,820	1,087	59.7%
Granite Mortgage	329	279	50	17.9%
Consolidated	3,342	2,231	1,111	49.8%
Income tax expense (benefit)	(2,507)	51	(2,558)	n/m
Effective income tax rates	42.72%	6.47%
For the quarter ended June 30, 2008, the Bank’s other noninterest expenses increased $1,087,000. The most significant components of this increase were a $462,000 increase in write-downs on foreclosed properties and a $434,000 increase in salary expenses, which was primarily related to additional personnel.

The decrease in income tax expense and resultant change in the effective income tax rates for the second quarter of 2008 were due to the cumulative income tax adjustment related to the reduction of pre-tax earnings experienced during the quarter.
Noninterest Income and Expenses for the Year-to-Date Periods
The following table reflects the changes in our noninterest income and expenses for the six-month periods ended June 30, 2008 and 2007.

	Six Months
	Ended June 30,
(in thousands)	2008	2007	$ Change	% Change

Total noninterest income
Bank	$4,239	$4,394	$(155)	-3.5%
Granite Mortgage	2,029	1,967	62	3.2%
Consolidated	6,268	6,361	(93)	-1.5%
Fees on deposit accounts	2,853	2,808	45	1.6%
Other service fees and commissions	359	488	(129)	-26.4%
Annuity commissions	113	145	(32)	-22.1%
Mortgage banking income	2,029	1,967	62	3.2%
Mortgage loan originations	139,294	142,523	(3,229)	-2.3%
Securities gains/losses	62	—	62	0.0%
Other noninterest income	965	1,098	(133)	-12.1%

Total noninterest expenses
Bank	16,268	13,744	2,524	18.4%
Granite Mortgage	3,563	3,132	431	13.8%
Consolidated	20,068	17,125	2,943	17.2%
Personnel expenses
Bank	9,307	8,647	660	7.6%
Granite Mortgage	2,483	2,248	235	10.5%
Consolidated	11,797	10,901	896	8.2%
Salaries and wages
Bank	7,079	6,250	829	13.3%
Granite Mortgage	2,287	2,057	230	11.2%
Consolidated	9,366	8,307	1,059	12.7%
Employee Benefits
Bank	2,228	2,397	(169)	-7.1%
Granite Mortgage	196	191	5	2.6%
Consolidated	2,431	2,594	(163)	-6.3%
Noninterest expenses other than for personnel
Bank	6,961	5,097	1,864	36.6%
Granite Mortgage	1,080	884	196	22.2%
Consolidated	8,271	6,224	2,047	32.9%
Occupancy expense, net
Bank	1,013	1,007	6	0.6%
Granite Mortgage	256	220	36	16.4%
Consolidated	1,269	1,227	42	3.4%
Equipment expense
Bank	1,113	937	176	18.8%
Granite Mortgage	174	172	2	1.2%
Consolidated	1,287	1,109	178	16.1%
Other noninterest expenses
Bank	4,835	3,153	1,682	53.3%
Granite Mortgage	650	492	158	32.1%
Consolidated	5,715	3,888	1,827	47.0%
Income tax expense (benefit)	(1,721)	2,348	(4,069)	-173.3%
Effective income tax rates	51.10%	32.94%

The increase in personnel costs, the largest of the overhead expenses, is primarily related to the Bank’s $829,000 increase in salaries and wages, primarily for additional employees, which was partially offset by the decrease in the Bank’s employee benefits.
For the six months ended June 30, 2008, the Bank’s other noninterest expenses increased $1,682,000, primarily related to a $493,000 increase in legal and professional fees, most of which related to the problem loans identified in 2007, and to a $482,000 increase in write-downs on foreclosed properties.
The decrease in income tax expense and resultant change in the effective income tax rates for the first six months of 2008 were due to the cumulative income tax adjustment related to the reduction of pre-tax earnings experienced during the six months ended June 30, 2008.
Off-Balance Sheet Arrangements
We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of June 30, 2008 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Market Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
As of June 30, 2008, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses. Certain of the remediation measures were reported in the 10Q with respect to the quarter ended March 31, 2008. The following summary of activities and procedures indicates the cumulative progress on the remediation of the material weaknesses including changes specifically made during the period covered by this report.
•	We have restructured our lending staff, reassigned portfolio responsibilities, and revised loan officer lending authorities.

•	Credit Administration has produced more detailed underwriting guidance and conducted related training for the loan officer population.

•	We have added additional resources to our Credit Administration staff. These additions have resulted in improving our loan risk grading effectiveness.

•	New and renewed loans for large credit lines, real estate acquisition and development loans and classified loans require Credit Administration approval, which improves underwriting.

•	We have developed a more effective process for estimating the allowance for loan losses. The specific elements of improvement are:
•	The involvement of more experienced personnel, including the Chief Operating Officer, the Chief Credit Officer and the Chief Financial Officer in the accumulation of information and the development of the estimation of the periodic allowance for loan losses. These individuals evaluate the reasonableness of loan grade factors, the appropriate unallocated amounts and individual loan impairment amounts as part of the process.

•	Timely monitoring of past due accounts and customer contacts (primarily by Credit Administration) increases the early identification of loan grading differences and more timely identification of loans for impairment evaluation.
•	We continue to evaluate our personnel resources. If adequate staff is not secured in a timely manner, we plan to use independent third parties to provide assistance in our credit administration and internal control improvement initiatives.

•	We continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability.
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

Part II — Other Information
Item 1A — Risk Factors
There were no significant changes to the Risk Factors included in our 2007 Annual Report on Form 10-K/A.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
We purchase shares of our common stock from time to time in open-market and privately negotiated transactions pursuant to publicly announced share repurchase programs. There were no share repurchase transactions for the three months ended June 30, 2008.
Item 4 — Submission of Matters to a Vote of Security Holders
The following proposals were considered and acted upon at the annual meeting of stockholders of the Company held on April 28, 2008:
Proposal 1. To consider the election of eight persons named as director/nominees in the Proxy Statement dated March 20, 2008.

R. Scott Anderson	FOR	14,501,667	WITHHELD	642,952
John N. Bray	FOR	14,435,240	WITHHELD	709,379
Joseph D. Crocker	FOR	14,522,112	WITHHELD	622,507
Leila N. Erwin	FOR	14,477,632	WITHHELD	666,987
Paul M. Fleetwood, III	FOR	14,541,951	WITHHELD	602,668
Hugh R. Gaither	FOR	14,406,548	WITHHELD	738,071
James Y. Preston	FOR	14,476,930	WITHHELD	667,689
Boyd C. Wilson, Jr., CPA	FOR	14,519,189	WITHHELD	625,430
Proposal 2. To consider the ratification of the selection of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

FOR	14,952,648	AGAINST	117,521	ABSTAIN	74,450

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

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Summary of Agreement between Bank of Granite and Jerry A. Felts, Chief Operating Officer, effective as of July 14, 2008.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: August 8, 2008	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Summary of Agreement between Bank of Granite and Jerry A. Felts, Chief Operating Officer	Filed herewith

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2.