Form 10-Q
period 2008-09-30
BANK OF GRANITE CORP
filed 2008-11-07
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Common stock, $1 par value
15,454,841 shares outstanding as of October 31, 2008

Exhibit Index begins on page 43

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income Three Months Ended September 30, 2008 and 2007 And Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2008 and 2007 And Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2008 and 2007	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Part II — Other Information

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
   (in thousands except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$31,094	$29,905
Interest-bearing deposits	3,414	3,419
Federal funds sold	4,600	—

Total cash and cash equivalents	39,108	33,324

Investment securities:
Available for sale, at fair value	61,023	112,966

Held to maturity, at amortized cost	23,632	29,656

Loans	951,665	946,326
Allowance for loan losses	(21,553)	(17,673)

Net loans	930,112	928,653

Mortgage loans held for sale	14,688	15,319

Premises and equipment, net	19,309	15,462
Accrued interest receivable	5,153	6,949
Investment in bank owned life insurance	30,985	30,090
Intangible assets	10,921	10,969
Other assets	24,986	35,760

Total assets	$1,159,917	$1,219,148

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$128,811	$143,945
NOW accounts	138,601	130,354
Money market accounts	213,736	242,872
Savings accounts	21,038	21,169
Time deposits of $100 or more	207,928	208,271
Other time deposits	259,058	225,378

Total deposits	969,172	971,989
Overnight and short-term borrowings	53,172	100,190
Long-term borrowings	16,583	17,607
Accrued interest payable	2,366	3,212
Other liabilities	9,951	10,885

Total liabilities	1,051,244	1,103,883

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized - 25,000 shares;
Issued - 18,981 shares in 2008 and 18,965 shares in 2007;
Outstanding - 15,454 shares in 2008 and 15,438 shares in 2007	18,981	18,965
Capital surplus	30,176	30,053
Retained earnings	112,261	118,196
Accumulated other comprehensive loss, net of deferred income taxes	(893)	(97)
Less: Cost of common stock in treasury; 3,527 shares in 2008 and 3,527 shares in 2007	(51,852)	(51,852)

Total stockholders’ equity	108,673	115,265

Total liabilities and stockholders’ equity	$1,159,917	$1,219,148

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income
   (unaudited — in thousands except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees from loans	$14,276	$18,750	$45,152	$57,805
Interest and fees from mortgage banking	1,017	1,289	3,461	3,709
Federal funds sold	21	22	46	92
Interest-bearing deposits	67	72	326	214
Investments:
U.S. Treasury	43	43	129	129
U.S. Government agencies	471	1,198	1,738	3,649
States and political subdivisions	315	380	1,018	1,212
Other	157	150	473	437

Total interest income	16,367	21,904	52,343	67,247

Interest expense:
Time deposits of $100 or more	2,031	2,557	6,837	7,478
Other time and savings deposits	4,084	5,849	13,373	17,216
Overnight and short-term borrowings	588	795	1,915	2,377
Long-term borrowings	178	186	557	468

Total interest expense	6,881	9,387	22,682	27,539

Net interest income	9,486	12,517	29,661	39,708
Provision for loan losses	3,581	42,737	13,437	52,125

Net interest income (loss) after provision for loan losses	5,905	(30,220)	16,224	(12,417)

Other income:
Service charges on deposit accounts	1,416	1,500	4,269	4,308
Other service fees and commissions	198	162	557	650
Mortgage banking income	862	1,033	2,891	3,000
Securities losses	(711)	—	(649)	—
Other	729	498	1,807	1,686

Total other income	2,494	3,193	8,875	9,644

Other expenses:
Salaries and wages	4,208	4,224	13,574	12,531
Employee benefits	66	1,138	2,497	3,732
Occupancy expense, net	585	610	1,854	1,837
Equipment expense	639	578	1,926	1,687
Other	3,277	2,830	8,992	6,718

Total other expenses	8,775	9,380	28,843	26,505

Loss before income tax benefit	(376)	(36,407)	(3,744)	(29,278)
Income tax benefit	(105)	(14,391)	(1,826)	(12,043)

Net loss	$(271)	$(22,016)	$(1,918)	$(17,235)

Per share amounts:
Net loss — Basic	$(0.02)	$(1.40)	$(0.12)	$(1.09)
Net loss — Diluted	(0.02)	(1.40)	(0.12)	(1.09)
Cash dividends	—	0.13	0.26	0.39
Book value			7.03	7.48
Tangible book value			6.33	6.77
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income
   (unaudited — in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net losses	$(271)	$(22,016)	$(1,918)	$(17,235)

Items of other comprehensive income:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	(179)	987	(670)	967
Reclassification adjustment for securities losses included in net income	(716)	—	(654)	—
Unrealized gains on mortgage derivative instruments	—	—	—	100

Other comprehensive income (loss), before tax	(895)	987	(1,324)	1,067
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	357	(394)	528	(385)
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	—	—	—	(40)

Items of other comprehensive income (loss), net of tax	(538)	593	(796)	642

Comprehensive loss	$(809)	$(21,423)	$(2,714)	$(16,593)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
   (unaudited — in thousands except per share data)

	Nine Months
	Ended September 30,
	2008	2007
Common stock, $1.00 par value per share
At beginning of period	$18,965	$18,922
Par value of shares issued under stock option plan	16	43

At end of period	18,981	18,965

Capital surplus
At beginning of period	30,053	29,524
Surplus of shares issued under stock option plan	104	456
Stock-based compensation expense	11	11
Tax benefit from nonqualifying dispositions of stock options	8	58

At end of period	30,176	30,049

Retained earnings
At beginning of period	118,196	141,662
Net losses	(1,918)	(17,235)
Dividends	(4,017)	(6,162)

At end of period	112,261	118,265

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(97)	(974)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(796)	582
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	—	60

At end of period	(893)	(332)

Cost of common stock in treasury
At beginning of period	(51,852)	(42,701)
Cost of common stock repurchased	—	(8,134)

At end of period	(51,852)	(50,835)

Total stockholders’ equity	$108,673	$116,112

Shares issued
At beginning of period	18,965	18,922
Shares issued under stock option plan	16	43

At end of period	18,981	18,965

Common shares in treasury
At beginning of period	(3,527)	(2,899)
Common shares repurchased	—	(545)

At end of period	(3,527)	(3,444)

Total shares outstanding	15,454	15,521

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
   (unaudited — in thousands)

	Nine Months
	Ended September 30,
	2008	2007
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net losses	$(1,918)	$(17,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,433	1,230
Provision for loan losses	13,437	52,125
Stock-based compensation expense	11	11
Investment security premium amortization, net	158	153
Acquisition premium amortization, net	37	64
Deferred income taxes	(2,206)	(1,594)
Losses on sales or calls of securities available for sale	5	—
Gains on calls of securities held to maturity	(5)	—
Impairment losses on securities	649	—
Originations of loans held for sale	(201,872)	(209,689)
Proceeds from loans held for sale	205,105	208,204
Gains on loans held for sale	(2,602)	(2,146)
Losses on hedged mortgage loan commitments	—	100
Gains on disposal or sale of equipment	(10)	(2)
Losses on disposal or sale of premises	39	—
Losses on disposal or sale of other real estate	613	760
Increase in cash surrender value of bank owned life insurance	(895)	(739)
Decrease (increase) in other assets	12,040	(20,468)
Decrease in taxes payable	—	(583)
Decrease in accrued interest receivable	1,796	1,482
Decrease in accrued interest payable	(846)	(146)
Increase (decrease) in other liabilities	1,073	(1,315)

Net cash provided by operating activities	26,042	10,212

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	54,652	9,306
Proceeds from maturities, calls and paydowns of securities held to maturity	6,009	5,565
Proceeds from sales of securities available for sale	275	—
Purchase of securities available for sale	(5,100)	(759)
Net increase in loans	(14,909)	(47,536)
Investment in bank owned life insurance	—	(1,250)
Capital expenditures	(5,319)	(2,597)
Proceeds from sale of fixed assets	10	9
Proceeds from sale of other real estate	855	296

Net cash provided by (used in) investing activities	36,473	(36,966)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposits	(36,154)	31,775
Net increase (decrease) in time deposits	33,337	(16,247)
Net increase (decrease) in overnight and short-term borrowings	(47,018)	3,825
Net increase (decrease) in long-term borrowings	(1,000)	2,500
Proceeds from shares issued under stock option plan	120	499
Tax benefit on shares issued under stock option plan	8	58
Dividends paid	(6,024)	(6,221)
Purchases of common stock for treasury	—	(8,134)

Net cash provided by (used in) financing activities	(56,731)	8,055

Net increase (decrease) in cash equivalents	5,784	(18,699)
Cash and cash equivalents at beginning of period	33,324	49,981

Cash and cash equivalents at end of period	$39,108	$31,282

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
   (unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of September 30, 2008, and the condensed consolidated statements of income and comprehensive income for the three and and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2007 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended September 30, 2007 have been reclassified to conform to the presentation for the period ended September 30, 2008.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2008, except as described in Note 7 below.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding	15,454	15,694	15,446	15,879
Potentially dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,454	15,694	15,446	15,879

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
   (unaudited)
For the three-month periods ended September 30, 2008 and 2007, 68,000 shares and 115,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive. For the nine-month periods ended September 30, 2008 and 2007, 58,000 shares and 74,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
(in thousands)	(Unaudited)	(Note 1)
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$174,862	$202,451
Standby letters of credit	5,357	7,839
The Company’s risk management policy provides for the use of derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
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
Forward commitments and options to sell mortgage-backed securities as of September 30, 2008 and December 31, 2007 were $5.8 million and $7.3 million, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
  (unaudited)
4. STOCK-BASED COMPENSATION
The Company uses the fair value method for accounting for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company recognized $3,000 and $5,000 as pre-tax stock-based employee compensation expense for the third quarters of 2008 and 2007, respectively. The pre-tax stock-based employee compensation expense for each of the nine-month periods ended September 30, 2008 and 2007 was $11,000.
The Company computes its fair value of option compensation expense using The Black Scholes Model. The Company granted 2,500 options during the nine-month period ended September 30, 2008, and 3,000 options during the nine-month period ended September 30, 2007.
The following assumptions were used to compute the expense for the options granted during the nine-month periods ended September 30, 2008 and September 30, 2007:

	Nine Months
	Ended September 30,
	2008	2007
Option value, aggregate	$2.81	$4.50
Risk-free rate	3.50%	4.93%
Average expected term (years)	5.5 years	5.5 years
Expected volatility	34.41%	33.39%
Expected dividend yield	3.42%	2.98%
Expected turnover	8.76%	8.80%
5. GOODWILL AND INTANGIBLE ASSETS
The Company assesses its goodwill for impairment annually as of May 31 and on an interim basis when circumstances or events warrant. The Company completed its annual assessment as of May 31, 2008 and an interim assessment as of September 30, 2008 due to a decline in its stock price. Neither assessment indicated impairment of goodwill. In its determination of the fair value of the Company’s reporting units, management makes certain judgments and assumptions related to various items, including discount rates, future estimates of operating results, etc. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its business units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could be different in the future.
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
September 30, 2008
     (unaudited)
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
The Company emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with the Company’s consolidated results or with similar information presented by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The Community Banking segment’s assets include all of the goodwill on the Company’s books.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
      (unaudited)
The following table presents selected financial information for reportable business segments as of and for the three and nine-month periods ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
COMMUNITY BANKING
Net interest income	$8,871	$11,863	$27,417	$37,886
Provision for loan losses	3,556	42,725	13,376	52,089
Noninterest income	2,348	2,160	6,700	6,644
Noninterest expense	6,878	7,584	23,146	21,328
Income (loss) before income taxes (benefits)	785	(36,286)	(2,405)	(28,887)
Net income (loss)	760	(21,830)	(602)	(16,598)
Identifiable segment assets	1,125,669	1,150,641	1,125,669	1,150,641

MORTGAGE BANKING
Net interest income	$703	$857	$2,541	$2,498
Provision for loan losses	25	12	61	36
Noninterest income	849	1,033	2,878	3,000
Noninterest expense	1,852	1,715	5,415	4,847
Income (loss) before income taxes	(325)	163	(57)	615
Net income (loss)	(195)	98	(34)	369
Identifiable segment assets	31,055	33,733	31,055	33,733

OTHER
Net interest expense	$(88)	$(203)	$(297)	$(676)
Noninterest income (securities losses)	(703)	—	(703)	—
Noninterest expense	45	81	282	330
Loss before income taxes (benefits)	(836)	(284)	(1,282)	(1,006)
Net loss	(836)	(284)	(1,282)	(1,006)
Identifiable segment assets	3,193	4,802	3,193	4,802

TOTAL SEGMENTS
Net interest income	$9,486	$12,517	$29,661	$39,708
Provision for loan losses	3,581	42,737	13,437	52,125
Noninterest income	2,494	3,193	8,875	9,644
Noninterest expense	8,775	9,380	28,843	26,505
Loss before income taxes (benefits)	(376)	(36,407)	(3,744)	(29,278)
Net loss	(271)	(22,016)	(1,918)	(17,235)
Identifiable segment assets	1,159,917	1,189,176	1,159,917	1,189,176

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
     (unaudited)
7. NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2, which was effective upon issuance, delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP SFAS No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”), effective upon issuance, which is intended to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As discussed in Note 8 below, the Company adopted SFAS No. 157 in the first quarter of 2008, and the adoption did not have a material impact on its consolidated financial statements.
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
September 30, 2008
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
September 30, 2008
      (unaudited)
8. ADOPTION OF FINANCIAL ACCOUNTING STANDARD NUMBER 157
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
Investment Securities Available for Sale
The Company’s securities portfolio available for sale is generally of high credit quality, and most of the fair value measurements were estimated using matrices that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
     (unaudited)
The following table reflects investment securities available for sale measured at fair value on a recurring basis:

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Sept 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$61,023	$6,598	$54,425	$—

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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2008
      (unaudited)
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. At September 30, 2008, all impaired loans were determined to be Level 3 measurements.
The following table reflects certain loans measured at fair value on a nonrecurring basis:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Sept 30, 2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$14,688	$—	$14,688	$—
Impaired loans (1)	18,995	—	—	18,995

Total assets	$33,683	$—	$14,688	$18,995

(1)	Net of reserves and loans carried at cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month and nine-month periods ended September 30, 2008. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Our losses decreased in both the three and nine-month periods ended September 30, 2008 when compared to the same periods in 2007, primarily due to lower loan loss provisions, partially offset by decreases in interest and fee income from loans. The decline in loan income was due to a combination of lower loan yields on our variable rate loans and higher levels of nonperforming loans. Our net interest margin decreased as a result of lower loan income without comparable decreases in funding costs. Our other expenses increased for the nine-month period ending September 30, 2008 compared to 2007, primarily due to higher professional fees and FDIC deposit insurance premiums. However, for the three-month period ended September 30, 2008, our other expenses decreased, primarily due to reductions in personnel costs and lower losses on sales of foreclosed properties.

Financial Highlights for	Three Months
the Quarterly Periods	Ended September 30,
(in thousands except per share amounts)	2008	2007	% change
Earnings
Net interest income	$9,486	$12,517	-24.2%
Provision for loan losses	3,581	42,737	-91.6%
Other income	2,494	3,193	-21.9%
Other expense	8,775	9,380	-6.4%
Net loss	(271)	(22,016)	-98.8%

Per share
Net loss
- Basic	$(0.02)	$(1.40)	-98.6%
- Diluted	(0.02)	(1.40)	-98.6%

Average for period
Assets	$1,181,505	$1,212,281	-2.5%
Loans	958,033	942,154	1.7%
Deposits	980,633	977,049	0.4%
Stockholders’ equity	110,616	143,726	-23.0%

Ratios
Return on average assets	-0.09%	-7.21%
Return on average equity	-0.97%	-60.77%
Average equity to average assets	9.36%	11.86%
Efficiency ratio (1)	72.22%	58.94%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.

Financial Highlights for	Nine Months
the Year-to-Date Periods	Ended September 30,
(in thousands except per share amounts)	2008	2007	% change
Earnings
Net interest income	$29,661	$39,708	-25.3%
Provision for loan losses	13,437	52,125	-74.2%
Other income	8,875	9,644	-8.0%
Other expense	28,843	26,505	8.8%
Net loss	(1,918)	(17,235)	-88.9%

Per share
Net loss
- Basic	$(0.12)	$(1.09)	-89.0%
- Diluted	(0.12)	(1.09)	-89.0%

Average for period
Assets	$1,200,537	$1,208,255	-0.6%
Loans	955,173	934,682	2.2%
Deposits	986,273	969,327	1.7%
Stockholders’ equity	114,614	147,338	-22.2%

Ratios
Return on average assets	-0.21%	-1.91%
Return on average equity	-2.24%	-15.64%
Average equity to average assets	9.55%	12.19%
Efficiency ratio (1)	73.80%	53.00%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.
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
Our primary derivative transactions involve risk management derivatives. See “Liquidity, Interest Rate Sensitivity and Other Risks” below.
GOODWILL — See our discussion above on goodwill in Note 5 in the “Notes to Condensed Consolidated Financial Statements.”
Changes in Financial Condition
September 30, 2008 Compared With December 31, 2007
Our total assets decreased $59.2 million, or 4.9%, from December 31, 2007 to September 30, 2008. Earning assets decreased $48.7 million, or 4.4%, over the same nine-month period. As reflected in the table below, loans, our largest earning asset, increased $5.3 million, or 0.6%, primarily due to a $8.6 million increase in loans of the Bank, partially offset by a $3.3 million decrease in construction, bridge, and other loans of Granite Mortgage. Mortgage loans held for sale by Granite Mortgage decreased by $0.6 million, or 4.1%, due to lower mortgage origination activities and refinancing activities, primarily because of a weak housing market. Cash and cash equivalents increased $5.8 million, or 17.4%. Investment securities decreased $58.0 million, or 40.6%, primarily due to $60.6 million in called or matured debt securities, partially offset by purchases of debt and equity securities. Other assets decreased $10.8 million, or 30.1%, due to decreases in income taxes receivable. Accrued interest receivable decreased $1.8 million, or 25.9%, due to lower yields on lower volumes of interest-earning assets.
Loans at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Real estate — Construction	$181,661	$182,457
Real estate — Mortgage	554,459	513,140
Commercial, financial and agricultural	204,000	238,469
Consumer	12,943	13,481
All other loans	268	567

	953,331	948,114
Deferred origination fees, net	(1,666)	(1,788)

Total loans	$951,665	$946,326

Mortgage loans held for sale	$14,688	$15,319

Our deposits decreased $2.8 million, or 0.3%, from December 31, 2007 to September 30, 2008. Interest-bearing demand deposits decreased $20.9 million, or 5.6%, reflecting a $29.1 million, or 12% decrease in money market deposits, partially offset by a $8.2 million, or 6.3%, increase in NOW account deposits. Noninterest-bearing demand deposits decreased $15.1 million, or 10.5%. Time deposits increased $33.3 million, or 7.7%, primarily in other time deposits. The Company’s loan to deposit ratio was 98.19% as of September 30, 2008 compared to 97.36% as of December 31, 2007, and the Bank’s loan to deposit ratio was 94.95% compared to 92.93% when comparing the same dates.
In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as other longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2007 to September 30, 2008, overnight and short-term borrowings decreased $47.0 million, or 46.9%, primarily due to a decrease of $41.2 million in overnight borrowings of the Bank, a $5.7 million decrease in overnight borrowings of the Company, and a decrease of $5.1 million in other short-term borrowings by Granite Mortgage, partially offset by a $5.0 million increase in other short-term borrowings of the Bank. Long-term borrowings decreased $1.0 million, or 5.8%.
Our total capital decreased $6.6 million, or 5.7% for the nine months ended September 30, 2008. Earnings retained declined $5.9 million for the first nine months of 2008 after paying cash dividends of $4.0 million. During the third quarter of 2008, we suspended our cash dividend in an effort to preserve capital. Accumulated other comprehensive loss related to securities available for sale, net of deferred income taxes, increased $0.8 million from December 31, 2007 to September 30, 2008, largely due to significant declines in market value resulting from thinly traded equity securities, net of realized impairment and other losses.
Liquidity, Interest Rate Sensitivity and Other Risks
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
Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of September 30, 2008, such unfunded commitments to extend credit were $174.9 million, and commitments in the form of standby letters of credit totaled $5.4 million.
We previously suspended our common stock repurchase plan, which we have historically used (1) to reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) to manage capital levels. Although shares repurchased are available for reissuance, we have not historically reissued, nor do we currently anticipate reissuing, repurchased shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

For approximately 50% of its mortgage loans, Granite Mortgage waits until the loans close to arrange for their sale. This method allows Granite Mortgage to bundle mortgage loans and obtain better pricing compared with the sale of individual mortgage loans. However, this method also introduces interest rate risk to Granite Mortgage’s loans in process because rates may fluctuate subsequent to Granite Mortgage’s rate commitment to the mortgage customer. In order to minimize the risk that interest rates may move against Granite Mortgage subsequent to the rate commitment, Granite Mortgage enters into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract.
Except as discussed above regarding Granite Mortgage’s hedging program, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of September 30, 2008, and December 31, 2007, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. At September 30, 2008, our core deposits, defined as total deposits excluding time deposits of $100,000 or more, totaled $761.2 million, or 78.5% of our total deposits, compared to $763.7 million, or 78.6% of our total deposits as of December 31, 2007.
The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. During periods of weak demand for its deposit products, the Bank maintains credit facilities under which it may borrow on a short-term basis. As of September 30, 2008, the Bank had an unsecured line of overnight borrowing capacity with its correspondent bank, which totaled $15 million. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of September 30, 2008, the Bank had investment securities pledged to secure an overnight funding line of approximately $8.3 million with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of September 30, 2008, the Bank had a line of credit with the FHLB totaling approximately $72.3 million collateralized by its pledged residential and commercial real estate loans with $27 million outstanding, of which $13 million were in overnight and short-term borrowings and $14 million were in long-term borrowings, leaving approximately $45.3 million in remaining capacity to borrow.
Granite Mortgage temporarily funds its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. As of September 30, 2008 and December 31, 2007, this line of credit was $35 million and $40 million, respectively. Granite Mortgage requests changes in the amount of the line of credit based on its estimated funding needs. As of September 30, 2008, the line was secured by approximately $21.1 million of the mortgage loans closed by Granite Mortgage. The Company serves as guarantor under the terms of this line. As of September 30, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As a condition to the waiver, the amount of the line was decreased from $35 million to $30 million.

We also have a $10 million unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of September 30, 2008, we owed $2.5 million under this line of credit. The Company was not in compliance with all of the financial covenants under this line of credit as of September 30, 2008, but has received waivers from the lender for such noncompliance.
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
Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Based on our analysis, we believe that our balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because a significant portion of our deposits are variable rate, they generally reprice more rapidly than our rate sensitive assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates. While the Bank is liability-sensitive and has the opportunity to reprice its deposits, we decided not to lower our deposit rates during the first nine months of 2008 to the extent asset rates were lowered, due to competitive pressures in the deposit marketplace.
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

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-months Following
	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

+3%	$37,884	1.8%	$50,368	-2.0%
0%	37,208	0.0%	51,411	0.0%
- 3%	39,134	5.2%*	49,824	-3.1%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$37,191	2.5%	$47,885	-4.5%
+3%	37,011	2.0%	48,475	-3.3%
+2%	36,812	1.5%	49,041	-2.2%
+1%	36,536	0.7%	49,602	-1.1%
0%	36,268	0.0%	50,141	0.0%
- 1%	35,895	-1.0%*	50,510	0.7%
- 2%	33,842	-6.7%*	49,753	-0.8%
- 3%	30,085	-17.0%*	48,949	-2.4%*
- 4%	25,629	-29.3%*	46,252	-7.8%*

*	The Federal Reserve’s overnight federal funds rate target was 2.00% at September 30, 2008 and 4.25% at December 31, 2007. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities which effectively reduces net interest income.

At September 30, 2008, we were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements to be characterized as well capitalized and adequately capitalized, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and Bank-only basis were as follows as of September 30, 2008:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well
	Consolidated	Bank	Capitalized	Capitalized
Leverage capital ratios	8.39%	7.96%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.58%	9.02%	4.00%	6.00%
Total capital	10.84%	10.29%	8.00%	10.00%
Although our ratios remained above levels required to be considered well capitalized at September 30, 2008, we will continue to closely monitor our capital ratios in order to maintain capital at satisfactory levels. One impact of not meeting the regulatory requirements for being classified as well capitalized is that the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines could be limited. In addition, our reputation in our deposit service areas could be damaged, which could further tighten our liquidity. During the third quarter of 2008, we suspended our cash dividend in an effort to preserve approximately $2 million in capital each quarter. If we experience further deterioration in our loan portfolio that requires significant additional increases in our allowance for loan losses, we may need to implement additional steps to improve our capital position.
As filed on the Registrant’s Current Report on Form 8-K dated September 22, 2008, the Board of Directors announced the Company’s plans, subject to regulatory approval, to combine its banking and mortgage subsidiaries, Bank of Granite and Granite Mortgage, Inc., which is expected to increase capital in the Bank subsidiary and provide funding options for the mortgage operations. The Company is anticipating expense reductions of $1.5 million for 2009, as a result of the combination of subsidiaries, a reduction in headcount and a stringent operating expense reduction plan.
The Bank is operating under heightened regulatory scrutiny and has been and will be taking steps to improve its policies and procedures, particularly with respect to maintaining strong levels of capital, improving risk management, managing levels and concentrations of credit risk, and ensuring sufficient liquidity. On September 1, 2008, in connection with the Bank’s most recent examination by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s Board of Directors entered into a Memorandum of Understanding (“MOU”) with the FDIC addressing matters raised in the examination such as management of capital, liquidity, risk, and asset quality. These matters are a major focus of the attention of the Board of Directors and management.
Results of Operations
For the Three-Month Period Ended September 30, 2008 Compared With
the Same Period in 2007 and for the Nine-Month Period Ended
September 30, 2008 Compared With the Same Period in 2007
During the three-month period ended September 30, 2008, we incurred a net loss of $271,000 compared to a net loss of $22.0 million for the same period of 2007. For the first nine months of 2008, we incurred a net loss of $1.9 million compared to a net loss of $17.2 million for the first nine months of 2007. The reduction in losses incurred for both the three-month and nine-month periods of 2008 compared to the same periods of 2007 were primarily due to significantly lower loan loss provisions, partially offset by decreases in interest and fee income from loans.

Net Interest Income for the Quarterly Periods
The following table reflects the change in our net interest income for the three-month periods ended September 30, 2008 and 2007. For a discussion of our liability-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Three Months
	Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$16,367	$21,904	$(5,537)	-25.3%
Interest expense	6,881	9,387	(2,506)	-26.7%
Net interest income	9,486	12,517	(3,031)	-24.2%

Net interest margin	3.56%	4.48%
Yield on loans	6.26%	8.28%
Average prime rate	5.00%	8.18%
Cost of interest-bearing deposits	2.87%	4.04%
Cost of interest-bearing liabilities	2.96%	4.12%

Interest and fees from loans	$15,293	$20,039	$(4,746)	-23.7%
Average loans
Bank	942,790	924,909	17,881	1.9%
Granite Mortgage	29,181	34,719	(5,538)	-16.0%
Consolidated	971,971	959,628	12,343	1.3%
Average loans not earning interest included in consolidated above	45,381	24,908	20,473	82.2%

Interest on securities and overnight investments	1,074	1,865	(791)	-42.4%
Average securities and overnight investments	108,187	167,488	(59,301)	-35.4%

Average earning assets	1,080,158	1,127,116	(46,958)	-4.2%

Interest on interest-bearing deposits	6,115	8,406	(2,291)	-27.3%
Average interest-bearing deposits	848,080	825,408	22,672	2.7%
Average money market deposits	234,327	250,372	(16,045)	-6.4%
Average time deposits	453,884	433,718	20,166	4.6%

Interest on overnight and short-term borrowings	588	795	(207)	-26.0%
Average overnight and short-term borrowings
Bank	13,706	7,806	5,900	75.6%
Granite Mortgage	22,850	28,381	(5,531)	-19.5%
Consolidated	60,928	62,743	(1,815)	-2.9%
Interest on long-term borrowings	178	186	(8)	-4.3%
Average long-term borrowings
Bank	14,555	14,365	190	1.3%
Consolidated	17,055	16,851	204	1.2%

Even though we experienced growth in our average loans and deposits during the third quarter of 2008 compared to 2007, our net interest margin declined 92 basis points, primarily due to the lower loan income without comparable decreases in funding costs. We had lower yields on our variable rate loans, and our net interest margin was further compressed from the continued higher levels of nonaccruing loans during the third quarter of 2008 compared to 2007. In addition, our net interest margin decreased due to the lower prime interest rate in the third quarter of 2008 compared to 2007, which resulted from rate reductions by the Federal Reserve Bank, which was partially offset by a 116 basis point decrease in our funding costs.
Mortgage originations declined during the third quarter of 2008, primarily due to higher effective borrowing costs for mortgages and instability in the mortgage credit and housing markets. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings. Periods of declining rates typically result in higher mortgage originations and refinancings, at least temporarily, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.
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

Net Interest Income for the Year-to-Date Periods
The following table reflects the change in our net interest income for the nine-month periods ended September 30, 2008 and 2007. For a discussion of our liability-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Nine Months
	Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$52,343	$67,247	$(14,904)	-22.2%
Interest expense	22,682	27,539	(4,857)	-17.6%
Net interest income	29,661	39,708	(10,047)	-25.3%

Net interest margin	3.67%	4.80%
Yield on loans	6.68%	8.64%
Average prime rate	5.43%	8.23%
Cost of interest-bearing deposits	3.17%	4.01%
Cost of interest-bearing liabilities	3.23%	4.08%

Interest and fees from loans	$48,613	$61,514	$(12,901)	-21.0%
Average loans
Bank	938,580	917,935	20,645	2.2%
Granite Mortgage	33,739	33,645	94	0.3%
Consolidated	972,319	951,580	20,739	2.2%
Average loans not earning interest included in consolidated above	43,791	18,278	25,513	139.6%

Interest on securities and overnight investments	3,730	5,733	(2,003)	-34.9%
Average securities and overnight investments	126,049	172,046	(45,997)	-26.7%

Average earning assets	1,098,368	1,123,626	(25,258)	-2.2%

Interest on interest-bearing deposits	20,210	24,694	(4,484)	-18.2%
Average interest-bearing deposits	851,108	822,996	28,112	3.4%
Average money market deposits	244,501	242,870	1,631	0.7%
Average time deposits	451,228	434,662	16,566	3.8%

Interest on overnight and short-term borrowings	1,915	2,377	(462)	-19.4%
Average overnight and short-term borrowings
Bank	18,358	9,740	8,618	88.5%
Granite Mortgage	26,900	27,161	(261)	-1.0%
Consolidated	71,708	64,879	6,829	10.5%
Interest on long-term borrowings	557	468	89	19.0%
Average long-term borrowings
Bank	12,651	11,535	1,116	9.7%
Consolidated	15,151	14,813	338	2.3%
Even though we experienced growth in our average loans and deposits during the first nine months of 2008 compared to the same period in 2007, our net interest margin declined 113 basis points, primarily due to lower loan income from the reduction of the prime interest rate during 2008 as a result of rate reductions by the Federal Reserve Bank and higher levels of nonaccruing loans. Our cost of funds decreased 85 basis points in the first nine months of 2008.

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
We use several measures to assess and monitor the credit risks in our loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of eight risk grades, each grade indicating a different level of risk. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Management makes changes in risk grades based upon assessments of third party risk assessment groups (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the risk grade deemed appropriate for the loan. Furthermore, loans and commitments of $1 million or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors.
The Bank currently engages third party resources to periodically review samples of loans for underwriting, documentation, risk grading analyses and other loan administration issues. The third party’s evaluation and report is shared with management, the Bank’s Audit Committee and ultimately, the Bank’s Board of Directors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio. Such agencies may require adjustments to the allowance for loan losses based on their judgments.
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
The allowance for loan losses is comprised of three components: specific allowance, general allowance and unallocated allowance. Generally, all loans with outstanding balances of $250,000 or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific allowance. Loans for which specific allowances are provided are excluded from the general allowance calculations as described below.

The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience adjusted for current conditions over a period of time. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical loss rates relative to each portfolio.
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
We consider the allowance for loan losses reasonable to cover the losses estimated to have been incurred in our loan portfolio as of the date of the financial statements. We believe we have established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. Although we use the best information available to make evaluations, significant future additions to the allowance may be necessary based on changes in economic and other conditions, thus adversely affecting our operating results.
During the three and nine-month periods ended September 30, 2008, the Bank continued to resolve problem loans identified in 2007 through charge-offs, write-downs, and, in some cases, disposition of underlying collateral and restructure. The increase in nonperforming loans in the period is indicative of the general economic weakness and instability in the mortgage credit and housing markets.
Management evaluated the period activity and the results of its allowance for loan loss estimation process and determined that the $13.4 million provision and resultant allowance for loan loss was reasonable to absorb the probable losses identified in the portfolio at September 30, 2008. The allowance to gross outstanding loans was 2.26% at September 30, 2008, 1.87% at December 31, 2007, and 1.93% at September 30, 2007.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$18,833	$22,102	$17,673	$15,787

Net charge-offs:
Loans charged off:
Real estate	257	12,561	5,863	13,494
Commercial, financial and agricultural	1,329	34,622	6,216	36,717
Credit cards and related plans	3	2	7	9
Installment loans to individuals	71	61	174	140
Demand deposit overdraft program	52	63	151	163

Total charge-offs	1,712	47,309	12,411	50,523

Recoveries of loans previously charged off:
Real estate	682	1	1,095	—
Commercial, financial and agricultural	134	5	1,617	67
Credit cards and related plans	—	—	1	3
Installment loans to individuals	11	8	67	25
Demand deposit overdraft program	24	25	74	85

Total recoveries	851	39	2,854	180

Net charge-offs	861	47,270	9,557	50,343

Loss provisions charged to operations	3,581	42,737	13,437	52,125

Allowance for loan losses, end of period	$21,553	$17,569	$21,553	$17,569

Ratio of annualized net charge-offs during the period to average loans during the period	0.36%	19.91%	1.34%	7.20%
Allowance coverage of annualized net charge-offs	629.23%	9.37%	168.83%	26.10%
Allowance as a percentage of loans			2.26%	1.93%
Nonperforming assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Nonperforming assets:
Nonaccrual loans	$51,132	$36,450
Loans past due 90 days or more and still accruing interest	466	162

Total nonperforming loans	51,598	36,612
Foreclosed properties	3,237	2,491

Total nonperforming assets	$54,835	$39,103

Nonperforming loans to total loans	5.42%	3.87%
Allowance coverage of nonperforming loans	41.77%	48.27%
Nonperforming assets to total assets	4.73%	3.21%

If interest from nonaccrual loans, including impaired loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2008 and 2007 that would have been recorded was approximately $796,000 and $148,000, respectively, while there was no interest income recognized on such loans for the third quarters of 2008 and 2007. For the comparable year-to-date periods, interest income of approximately $1,807,000 in 2008 and $236,000 in 2007 would have been recognized in accordance with the original terms of the nonaccrual loans, while there was no interest income recognized on such loans for the year-to-date periods of 2008 and 2007.
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
All of our investment in impaired loans, $26.7 million at September 30, 2008, is included in nonaccruing loans in the table above, and the related loan loss allowance was $5.7 million. At December 31, 2007 our investment in impaired loans was $27.0 million, and the related loan loss allowance was $3.0 million. The average recorded balance of impaired loans was $26.9 million for the first nine months of 2008, and $20.7 million for the first nine months of 2007.

Noninterest Income and Expenses for the Quarterly Periods
The following table reflects the changes in our noninterest income and expenses for the three-month periods ended September 30, 2008 and 2007.

	Three Months
	Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Total noninterest income
Bank	$2,348	$2,160	$188	8.7%
Granite Mortgage	849	1,033	(184)	-17.8%
Consolidated	2,494	3,193	(699)	-21.9%
Fees on deposit accounts	1,416	1,500	(84)	-5.6%
Other service fees and commissions	198	162	36	22.2%
Annuity commissions	61	48	13	27.1%
Mortgage banking income	861	1,033	(172)	-16.7%
Mortgage loan originations	62,579	67,166	(4,587)	-6.8%
Securities gains/losses	(711)	—	(711)	0.0%
Other noninterest income	729	498	231	46.4%

Total noninterest expenses
Bank	6,878	7,584	(706)	-9.3%
Granite Mortgage	1,852	1,715	137	8.0%
Consolidated	8,775	9,380	(605)	-6.4%
Personnel expenses
Bank	3,111	4,154	(1,043)	-25.1%
Granite Mortgage	1,159	1,203	(44)	-3.7%
Consolidated	4,274	5,362	(1,088)	-20.3%
Salaries and wages
Bank	3,142	3,116	26	0.8%
Granite Mortgage	1,066	1,108	(42)	-3.8%
Consolidated	4,208	4,224	(16)	-0.4%
Employee Benefits
Bank	(31)	1,038	(1,069)	-103.0%
Granite Mortgage	93	95	(2)	-2.1%
Consolidated	66	1,138	(1,072)	-94.2%
Noninterest expenses other than for personnel
Bank	3,767	3,430	337	9.8%
Granite Mortgage	693	512	181	35.4%
Consolidated	4,501	4,018	483	12.0%
Occupancy expense, net
Bank	448	497	(49)	-9.9%
Granite Mortgage	137	113	24	21.2%
Consolidated	585	610	(25)	-4.1%
Equipment expense
Bank	549	478	71	14.9%
Granite Mortgage	90	100	(10)	-10.0%
Consolidated	639	578	61	10.6%
Other noninterest expenses
Bank	2,770	2,455	315	12.8%
Granite Mortgage	466	299	167	55.9%
Consolidated	3,277	2,830	447	15.8%
Income tax benefit	(105)	(14,391)	14,286	-99.3%
Effective income tax rates	27.93%	39.53%

For the quarter ended September 30, 2008, securities losses increased $711,000, of which $649,000 related to the write-down during the third quarter of the Company’s equity securities available for sale for other than temporary impairment.
The Bank’s employee benefits decreased $1,069,000 for the third quarter of 2008, primarily due to a decrease of $320,000 in employee healthcare benefits and $788,000 in employer’s profit-sharing contribution.
For the third quarter of 2008, the Bank’s other noninterest expenses increased $315,000, primarily due to an increase of $691,000 in FDIC deposit insurance premiums and $127,000 in collection expense, partially offset by decreases in legal fees and write-downs on foreclosed properties.
The decrease in income tax benefit and resultant change in the effective income tax rates for the third quarter of 2008 were due to the cumulative income tax adjustment related to the reduction of the pre-tax loss experienced during the quarter compared to the third quarter of 2007.

Noninterest Income and Expenses for the Year-to-Date Periods
The following table reflects the changes in our noninterest income and expenses for the nine-month periods ended September 30, 2008 and 2007.

	Nine Months
	Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Total noninterest income
Bank	$6,700	$6,644	$56	0.8%
Granite Mortgage	2,878	3,000	(122)	-4.1%
Consolidated	8,875	9,644	(769)	-8.0%
Fees on deposit accounts	4,269	4,308	(39)	-0.9%
Other service fees and commissions	557	650	(93)	-14.3%
Annuity commissions	174	193	(19)	-9.8%
Mortgage banking income	2,891	3,000	(109)	-3.6%
Mortgage loan originations	201,872	209,689	(7,817)	-3.7%
Securities gains/losses	(649)	—	(649)	0.0%
Other noninterest income	1,807	1,686	121	7.2%

Total noninterest expenses
Bank	23,146	21,328	1,818	8.5%
Granite Mortgage	5,415	4,847	568	11.7%
Consolidated	28,843	26,505	2,338	8.8%
Personnel expenses
Bank	12,418	12,801	(383)	-3.0%
Granite Mortgage	3,642	3,451	191	5.5%
Consolidated	16,071	16,263	(192)	-1.2%
Salaries and wages
Bank	10,221	9,366	855	9.1%
Granite Mortgage	3,353	3,165	188	5.9%
Consolidated	13,574	12,531	1,043	8.3%
Employee Benefits
Bank	2,197	3,435	(1,238)	-36.0%
Granite Mortgage	289	286	3	1.0%
Consolidated	2,497	3,732	(1,235)	-33.1%
Noninterest expenses other than for personnel
Bank	10,728	8,527	2,201	25.8%
Granite Mortgage	1,773	1,396	377	27.0%
Consolidated	12,772	10,242	2,530	24.7%
Occupancy expense, net
Bank	1,461	1,504	(43)	-2.9%
Granite Mortgage	393	333	60	18.0%
Consolidated	1,854	1,837	17	0.9%
Equipment expense
Bank	1,662	1,415	247	17.5%
Granite Mortgage	264	272	(8)	-2.9%
Consolidated	1,926	1,687	239	14.2%
Other noninterest expenses
Bank	7,605	5,608	1,997	35.6%
Granite Mortgage	1,116	791	325	41.1%
Consolidated	8,992	6,718	2,274	33.8%
Income tax benefit	(1,826)	(12,043)	10,217	-84.8%
Effective income tax rates	48.77%	41.13%

Of the $1,235,000 decrease in employee benefits, $731,000 was related to the Bank’s reversal of previously accrued employer’s profit sharing contribution for 2008 as a result of the net loss experienced during the nine months of 2008. The remaining decrease relates to the Bank’s lower healthcare costs, and supplemental life and retirement benefits for its officers for the same nine-month period.
The Bank’s other noninterest expenses increased $1,997,000 for the first nine months of 2008, primarily related to the $807,000 increase in FDIC deposit insurance premiums and the $841,000 increase in legal and professional fees and other outside services.
The decrease in income tax benefit and resultant change in the effective income tax rates for the first nine months of 2008 were due to the cumulative income tax adjustment related to the reduction of the pre-tax loss experienced during the nine months ended September 30, 2008.
Off-Balance Sheet Arrangements
We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of September 30, 2008 do not represent the amounts that may ultimately be paid under these contracts. Further discussions of derivative instruments are included above under “Liquidity, Interest Rate Sensitivity And Other Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
As of September 30, 2008, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
In 2004, we entered into commercial leases with Salem Investors, LLC, a company jointly owned by the chief executive officer and a senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. Based on a fairness opinion obtained from an independent third party expert, we determined that the leases were on terms comparable to similar properties in the area and that the leases are in the best interests of our community banking and mortgage banking operations. In 2008, the Bank obtained an independent appraisal of this facility and purchased it from Salem Investors, LLC for its appraised value of $3.8 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Other Risks.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Remediation Plan
In response to the material weaknesses identified, we have developed the following remediation plan to address the material weaknesses. Certain of the remediation measures were reported in the Forms 10-Q with respect to the quarters ended March 31, 2008 and June 30, 2008. The following summary of activities and procedures indicates the cumulative progress on the remediation of the material weaknesses including changes specifically made during the period covered by this report.
•	We have restructured our lending staff, reassigned portfolio responsibilities, and revised loan officer lending authorities.

•	Credit Administration has produced more detailed underwriting guidance and conducted related training for the loan officer population.

•	We have added additional resources to our Credit Administration staff. These additions have resulted in improving our loan risk grading effectiveness.

•	New and renewed loans for large credit lines, real estate acquisition and development loans and classified loans require Credit Administration approval, which improves underwriting.

•	We have developed a more effective process for estimating the allowance for loan losses. The specific elements of improvement are:
•	The involvement of more experienced personnel, including the Chief Operating Officer, the Chief Credit Officer and the Chief Financial Officer in the accumulation of information and the development of the estimation of the periodic allowance for loan losses. These individuals evaluate the reasonableness of loan grade factors, the appropriate unallocated amounts and individual loan impairment amounts as part of the process.

•	Timely monitoring of past due accounts and customer contacts (primarily by Credit Administration), which increases the early identification of loan grading differences and more timely identification of loans for impairment evaluation.
•	We continue to evaluate our personnel resources. If adequate staff is not secured in a timely manner, we plan to use independent third parties to provide assistance in our credit administration and internal control improvement initiatives.

•	We continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability.
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
Except for the matters discussed above, which have been identified, planned or implemented as disclosed in our 2007 Annual Report on Form 10-K/A and subsequent quarterly reports on Form 10-Q, there were no changes in our internal control over financial reporting that occurred during, or subsequent to, the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchase transactions for the three months ended September 30, 2008.

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

Bank of Granite Corporation (Registrant)
Date: November 7, 2008	/s/ Kirby A. Tyndall
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