Form 10-K
period 2008-12-31
BANK OF GRANITE CORP
filed 2009-03-31
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2008
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

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 2, 2009, 15,454,000 shares of common stock, $1.00 par value, were outstanding. As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $107,873,000 based on the closing sales price as reported on The NASDAQ Global Select Market.SM
DOCUMENTS INCORPORATED BY REFERENCE
     PART III: Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2009 Annual Meeting of Stockholders.

Exhibit Index begins on page 87

FORM 10-K TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

		2009
	2008	Proxy
	Form 10-K	Statement
	Page	Page

PART I
Item 1 — Business	3	n/a
Item 1A — Risk Factors	9	n/a
Item 1B — Unresolved Staff Comments	13	n/a
Item 2 — Properties	13	n/a
Item 3 — Legal Proceedings	13	n/a
Item 4 — Submission of Matters to a Vote of Security Holders	13	n/a

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13	n/a
Item 6 — Selected Financial Data	16	n/a
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17	n/a
Item 7A — Quantitative and Qualitative Disclosures about Market Risk	37	n/a
Item 8 — Financial Statements and Supplementary Data	38	n/a
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78	n/a
Item 9A — Controls and Procedures	79	n/a
Item 9B — Other Information	82	n/a

PART III
Item 10 — Directors, Executive Officers and Corporate Governance	83	5, 6, 8, 9 and 26*
Item 11 — Executive Compensation	83	11-25 *
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14 and 83	2 and 10*
Item 13 — Certain Relationships and Related Transactions and Director Independence	83	5 and 25*
Item 14 — Principal Accountant Fees and Services	83	27 *

PART IV
Item 15 — Exhibits and Financial Statement Schedules	84	n/a

Signatures	86	n/a
EX-10.3
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	Incorporated by reference from the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 27, 2009.

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
We conduct our business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment originates and sells mortgage loans. The Other segment includes activities at the holding company level such as corporate and stockholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on our three business segments, see Note 22, “Operating Segments,” of the “Notes to Consolidated Financial Statements.” We conduct our community banking business operations from 22 full-service offices located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), as of December 31, 2008, the Bank ranked 20th in assets and 17th in deposits among North Carolina banking institutions. We conduct our mortgage banking business operations from 13 offices in Cumberland, Guilford and Rowan counties in North Carolina, in addition to the counties where the Bank has community banking offices.
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
Granite Mortgage’s principal mortgage banking activities include the origination and sales of mortgage loans to individuals. Granite Mortgage sells significantly all its mortgages and the related servicing. Granite Mortgage specializes in government guaranteed mortgage products. Granite Mortgage’s business is not dependent on a single customer or a few customers whose loss would have a material adverse effect on the business. The mortgage business is sensitive to changes in interest rates in the market. When rates decline, Granite Mortgage generally experiences an increase in its mortgage business. When rates rise, Granite Mortgage’s business generally declines. No material portion of the business of Granite Mortgage is seasonal.

GENERAL DESCRIPTION OF ECONOMIC AREAS
We conduct our community banking operations primarily in nine counties in the western part of North Carolina. The three counties we served prior to 2003 (Caldwell, Catawba and Burke) were historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, there were massive layoffs in these industries, and these counties were significantly impacted with a sudden rise in their unemployment rates.
Since 2003, we have expanded our business by opening branch offices in counties where the local economies had been more diversified and growing. In 2003, we opened new offices in Watauga County (Boone), Wilkes County (Wilkesboro), and Mecklenburg County (Matthews), and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius). We opened banking offices in Forsyth County (Winston-Salem) in 2004 and in Iredell County (Statesville) in 2006. The Bank opened a new loan production office in Guilford County (Greensboro/High Point) in 2007.
In 2008 and continuing into 2009, economic conditions in our market area declined significantly, as they have in the U.S. in general. The economic slowdown grew more intense as 2008 proceeded. These economic difficulties negatively affected many of the Company’s customers, including businesses and individuals. Unemployment rates in our market area increased significantly during 2008, as reflected in the table below.

Month of December	2008	2007	2006	2005	2004
Unemployment Rates*
Caldwell County	10.7%	6.5%	8.0%	7.4%	7.1%
Catawba County	10.7%	5.7%	5.1%	5.2%	6.1%
Burke County	11.7%	6.1%	5.4%	5.6%	6.0%
Watauga County	5.7%	3.3%	3.3%	3.5%	3.9%
Wilkes County	9.2%	4.9%	5.6%	4.8%	5.9%
Mecklenburg County	8.3%	4.7%	4.1%	4.2%	4.8%
Forsyth County	7.4%	4.4%	4.0%	4.1%	4.5%
Iredell County	9.2%	4.6%	4.1%	4.3%	5.2%
Guilford County	8.3%	4.6%	4.3%	4.5%	5.1%
North Carolina	8.7%	4.7%	4.7%	5.0%	5.4%
United States	7.2%	4.9%	4.4%	4.8%	5.4%

*	Source: Employment Security Commission of North Carolina
The population projections and estimates for the counties in our primary market areas are as follows:

	July 2009	July 2007	April 2000
	Projections	Estimates	Census
Population Projections and Estimates*
Caldwell County	80,052	79,376	77,386
Catawba County	157,190	153,404	141,686
Burke County	88,460	88,439	89,145
Watauga County	45,472	44,696	42,693
Wilkes County	67,509	67,182	65,632
Mecklenburg County	919,372	863,147	695,370
Forsyth County	349,449	338,679	306,067
Iredell County	159,443	150,421	122,660
Guilford County	475,826	460,780	421,048
North Carolina	9,397,397	9,069,398	8,046,485

*	Source of projection, estimate and census data: North Carolina Office of State Budget and Management

TERRITORY SERVED AND COMPETITION
The Federal Deposit Insurance Corporation (the “FDIC”) collects deposit data from insured depository institutions as of June 30 of each year as presented below.
(Deposit dollars in millions)

	June 30, 2008				June 30, 2007
	Bank of Granite		Market		Bank of Granite		Market
County	Deposits	Market Share	Deposits	No. of Banks	Deposits	Market Share	Deposits	No. of Banks
Caldwell	$322.2	38.7%	$833.4	10	$318.5	38.5%	$828.2	9
Catawba	364.2	14.1%	2,589.1	13	368.9	14.7%	2,517.9	13
Burke	60.3	7.7%	781.1	10	59.0	7.7%	763.5	9
Watauga	56.5	6.6%	856.7	14	61.4	7.1%	868.3	13
Wilkes	24.4	3.2%	759.9	11	20.3	2.6%	788.4	11
Mecklenburg	173.5	0.2%	100,909.3	25	173.9	0.2%	90,353.0	25
Forsyth	9.5	0.1%	14,416.8	20	17.8	0.1%	14,299.9	19
Iredell	7.8	0.4%	2,121.4	23	2.4	0.1%	2,123.0	18
Our community banking markets are highly competitive. The table above reflects the continuing competition in our markets. In addition to competing with other large and small banks, which tend to be numerous, we also compete for both loan and deposit business with thrifts or savings institutions, credit unions, brokerage and insurance firms, and other nonbank businesses, such as manufacturers and retailers.
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
Our community banking and mortgage banking operations are both required to compete based on rates in order to conduct loan business in each of our markets. Our community bank also competes for deposits in each of its markets. However, we believe that our focus on and commitment to providing superior customer service is what distinguishes us from our competitors.
EMPLOYEES
As of December 31, 2008, the Bank had 274 and Granite Mortgage had 61 full-time equivalent employees. Each of the Bank and Granite Mortgage considers its relationship with its employees to be excellent.
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
In an effort to achieve a measurement of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the various financial institution regulators mandate minimum capital regulations and guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to a particular institution’s relative levels of those capital components and the level of risk associated with various types of assets of that financial institution. The FDIC and the FRB statements of policy on “risk-based capital” require us to maintain a level of capital commensurate with the risk profile assigned to our assets in accordance with the policy statements. The capital standards require minimum ratios of 4% for Tier I capital, 8% for total risk-adjusted capital, and 4% for leverage. At December 31, 2008, our Tier I ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 7.46%, 8.73% and 6.49%, respectively. We met the regulatory capital requirements to be “well” capitalized for our Tier I capital and leverage ratios, and were “adequately” capitalized for total risk-adjusted capital.
The Company’s capital ratios declined as a result of the reported operating losses in 2008 and 2007. One impact of not meeting the regulatory requirements for being classified as “well” capitalized is that the Company’s and the Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and other borrowings, could be limited or on less favorable terms. Furthermore, bank holding companies and banks with capital ratios below “well” capitalized levels may be subject to greater regulatory monitoring and scrutiny. We are taking a number of actions to improve our capital ratios. In the third quarter of 2008, we suspended our cash dividend in an effort to preserve capital. We continue to evaluate and seek opportunities to issue new capital in the form of subordinated debt, common equity, or preferred equity securities, however current markets have limited demand for such offerings. We are also implementing measures to reduce the size of our balance sheet, but there is also limited demand when loan sales and trading markets are illiquid.
The Bank is subject to supervision and regulation, of which regular bank examinations are a part, by the FDIC and the North Carolina State Banking Commission (the “Banking Commission”). The Bank is a member of the FDIC, which currently insures all deposits of each member bank to a maximum of $250 thousand per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

The Bank is currently operating under heightened regulatory scrutiny and has been and will be taking steps to improve its policies and procedures, particularly with respect to maintaining strong levels of capital, improving risk management, managing levels and concentrations of credit risk, and ensuring sufficient liquidity. On September 1, 2008, in connection with the Bank’s most recent examination by the FDIC, the Bank’s Board of Directors entered into a Memorandum of Understanding (“MOU”) with the FDIC addressing matters raised in the examination such as management of capital, liquidity, risk, and asset quality. The MOU requires, among other things, that the Bank report regularly to its regulators about its operations, financial condition, and efforts to mitigate risk. The MOU also requires that the Bank remain “well” capitalized, using the definitions described above, and to report to the regulators if it falls below the “well” capitalized level, and further to take steps to return to “well” capitalized status within 120 days. The Bank has communicated with its regulators about the failure to meet the “well” capitalized level as of December 31, 2008 and about plans to increase its capital levels back to the well capitalized level. Management believes it has developed a plan to achieve these capital levels, and the plan is being implemented. There is no assurance, however, that the well capitalized level can be achieved by the Bank, or that if it is achieved it can be maintained if operating results do not improve. A failure to maintain compliance with the terms of the MOU with the Bank’s regulators, including the failure to return to and maintain well capitalized status, could result in further adverse regulatory actions.
On October 3, 2008, the U.S. Congress approved the Emergency Economic Stabilization Act of 2008 (EESA). The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program. Pursuant to the TARP Capital Purchase Program, the Company applied for up to 3% of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the company with a dividend rate of 5% until the fifth anniversary of the investment, and 9% after that date. The investment would also include the issuance to the U.S. Treasury of warrants for common stock of the company equal to 15% of the capital invested. We can not predict whether the Company will receive funds from the Capital Purchase Program.
The Company and the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the “Debt Guarantee Program”), in which banks and their holding companies may participate, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”), in which only depository banks may participate. Under the Debt Guarantee Program, newly issued senior unsecured debt, as defined in the regulations and subject to a cap as determined by the FDIC, is fully guaranteed by the FDIC until the earlier of the maturity date of the debt or June 30, 2012. As of December 31, 2008, neither the Company nor the Bank had issued any senior unsecured debt under this program. Under the Transaction Account Guarantee Program, the FDIC fully guarantees all funds in noninterest-bearing transaction accounts at FDIC-insured institutions until December 31, 2009. The Company and the Bank are subject to additional assessments by the FDIC in exchange for participation in this program.
The FDIC insures deposits at financial institutions such as the Bank. The FDIC charges the insured financial institutions premiums to maintain its Deposit Insurance Fund at certain levels. Current economic conditions have increased bank failures and expectations for additional failures, which will increase demands upon the Deposit Insurance Fund. The FDIC has recently published a restoration plan to replenish the Deposit Insurance Fund by increasing premiums paid by insured institutions. Premiums will be higher for institutions that are placed into higher risk categories by the FDIC. The effect of these changes will be to significantly increase the FDIC insurance premiums paid by the Company.

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
ITEM 1A — RISK FACTORS
Our business has been and may be adversely affected by conditions in the financial markets and economic conditions generally.
In 2008 and continuing into 2009, economic conditions in our market area declined significantly, as they have in the U.S. in general. The economic slowdown grew more intense as 2008 proceeded. These economic difficulties negatively affected many of our customers, including businesses and individuals. Unemployment rates in our market area have increased significantly. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the market where we operate. In addition, further negative economic developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us and others in the financial services industry.
As a result of the difficult economic environment, many lending institutions, including us, have experienced declines in the performance of their loans. Moreover competition among depository institutions for deposits and quality loans has increased significantly. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, there is a potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations. The impact of these conditions and any new legislation may negatively impact our operations by restricting our business, which could adversely impact our financial performance and our stock price.
Overall, during the past year, the general business environment has had an adverse effect on our business, and we can not predict whether the environment will improve in the near term. Until conditions improve, we expect our business, financial condition, and results of operations to be adversely affected.

Economic difficulties could impair the ability of our customers, both individuals and businesses, to repay their loans.
Our largest source of revenue is payments on loans that we make to our customers. During times of economic downturns, our customers’ sources of funds to repay loans are adversely affected, and delinquencies on loans increase. Weakness in the economy in general, and especially weakness in real estate markets, adversely affects our collections and the strength of our loan portfolio. Declines in the ability of our customers to repay loans causes loss of revenue and increased levels of nonperforming loans, which results in higher loan losses, higher provisions for loan losses, and lower earnings.
Changes in interest rates could cause our earnings to decline.
Our balance sheet is currently liability sensitive, which means that when market interest rates change, interest rates on our interest rate sensitive liabilities, such as deposits and borrowings, change more rapidly than interest rates on our interest rate sensitive assets, such as loans and investment securities. Therefore, when interest rates fall, the interest rates on our variable rate liabilities may be subject to repricing at a faster pace than the interest rates we earn on our fixed rate loans and other fixed rate investments.
Strong competition within our market areas may limit our growth and profitability. Larger banks and numerous other financial institutions with greater resources may be able to compete more effectively than we can.
We face numerous competitors in both our community banking and mortgage banking operations in all parts of our market area. In addition to competing with larger and smaller banks, which tend to be numerous, we compete with credit unions, brokerage and insurance firms, and other nonbank businesses, such as manufacturers and retailers, that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide. We expect competition to continue to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry.
The mortgage banking business is also highly competitive, with both large and small bank and nonbank mortgage originators competing with our mortgage banking operations.
If significant increases are required to our allowance for loan losses, our earnings would decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If one or more conditions or events causes our prior assumptions to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in increases to our allowance and loss provision. Material additions to our allowance would materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Continued losses could further erode our capital levels.
Our capital level at December 31, 2008 fell to a level that is below the “well” capitalized level under regulatory definitions. This means that the Bank is now classified as an “adequately” capitalized institution. Failure to maintain well capitalized status is a violation of the Bank’s Memorandum of Understanding with our regulators, which could result in adverse regulatory actions against us. In addition, failure to maintain well capitalized status could jeopardize our ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan advances, or unsecured federal funds credit lines, and could damage our reputation in our deposit markets, possibly resulting in deposit declines that could decrease our liquidity. Additional significant increases in our allowance for loan losses, significant write-downs of assets, or other operating losses would decrease our capital levels further.
Failure to maintain compliance with regulatory standards and mandates could result in adverse regulatory action against us.
The Bank is party to a Memorandum of Understanding (MOU) with our regulators. The MOU requires, among other things, that we report regularly to the regulators about our operations, financial condition, and efforts to mitigate risk. The MOU also requires that the Bank maintain capital levels that qualify as “well” capitalized, and our capital has fallen below that level. The MOU provides that, if our capital falls below the “well” capitalized level, we must report to the regulators and take steps to return to well capitalized status within 120 days. Management believes it has developed a plan to achieve these capital levels, and the plan is being implemented. There is no assurance, however, that the well capitalized level can be achieved by the Bank, or that, if it is achieved, it can be maintained, if operating results do not improve. A failure to maintain compliance with the terms of the MOU, including the failure to return to and maintain well capitalized status, could result in further adverse regulatory actions and restrictions upon our activities.
We may be required to raise additional capital in the future, but that capital may not be available or may not be available on terms acceptable to us when it is needed.
We are required to maintain adequate capital levels to support our operations. The need may arise for the Company to raise additional capital to support growth or absorb loan losses. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we can not be certain of our ability to raise additional capital in the future if needed or on terms acceptable to us. If we can not raise additional capital when needed, our ability to conduct our operations could be materially impaired.
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

The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse effect on our earnings.
As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. Due to the recent turmoil in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks will increase. The Board of Directors of the FDIC voted on February 27, 2009 to impose a 20 basis point emergency special assessment on insured institutions on June 30, 2009 that will be collected on September 30, 2009. The FDIC will also be permitted to impose additional assessments of up to 10 basis points after June 30, 2009 whenever the FDIC estimates that the deposit insurance fund will fall to a level that the FDIC Board believes would adversely affect public confidence in the federal deposit insurance system. Such an increase will adversely impact our earnings, perhaps materially.
If investment securities we own suffer a decline in value that we determine to be other than temporary, we may be required to record a significant charge to earnings.
We evaluate our investment securities that have declined in value to determine whether we believe the decline was due to reasons other than temporary market fluctuations. For example, securities may decline in value if the issuer is experiencing difficulties that may jeopardize our ability to recover in a reasonable time the amount we invested. Should we determine that a decline in security value is other than temporary, we are required to record a charge to earnings in our financial statements during the period in which we made that determination. In times of economic stress, declines in the value of securities become more prevalent, increasing the likelihood of charges to our earnings.
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
Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for investments and loans, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change our reported earnings. See Note 1, “Summary of Significant Accounting Policies,” of the “Notes to Consolidated Financial Statements.”
A concentration of real estate development loans in our portfolio could result in additional increases in our allowance for loan losses, and corresponding decreases in our earnings, if the economy continues to experience a downward trend.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None
ITEM 2 — PROPERTIES
We indirectly own and operate real estate through our ownership of the Bank and Granite Mortgage. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Granite Falls, Hickory, Hudson, Lenoir, Matthews, Morganton, Newton, Winston-Salem and Wilkesboro. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Cornelius, Granite Falls and Statesville. Granite Mortgage leases its headquarters offices, which are located in Winston-Salem, North Carolina from the Bank. Granite Mortgage also leases mortgage origination offices located in the North Carolina cities and communities of Boone, Charlotte, Conover, Fayetteville, Hickory, High Point, Lenoir, Matthews, Morganton, Salisbury, and Wilkesboro. We believe that the premises occupied by the Bank and Granite Mortgage are well located and suitably equipped to serve and support our community banking and mortgage banking businesses. We do not currently anticipate any problems with the renewal of our leases. See also Note 5, “Premises and Equipment,” of the “Notes to Consolidated Financial Statements.”
ITEM 3 — LEGAL PROCEEDINGS
There were no material legal proceedings pending as of December 31, 2008. During the year ended December 31, 2008, we were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders in the fourth quarter of 2008.
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
During 2008, the market participants making a market in our common stock with the highest volumes of our shares traded were Knight Equity Markets, L.P., Lightspeed Trading LLC, UBS Securities LLC, Morgan Stanley & Co., Inc. and Citadel Derivatives Group LLC. There were no issuances of unregistered securities by us during the year ended December 31, 2008.
As of December 31, 2008, there were 15,454,000 shares of our common stock outstanding, owned by approximately 2,000 stockholders of record and an estimated 4,000 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2008.

Quarterly Common Stock Market Price Ranges and Dividends

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$12.99	$11.85	$8.58	$5.00
Low	9.75	6.66	2.29	2.15
Close	10.98	7.11	2.38	2.45
Dividends*	0.13	0.13	n/a	n/a

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$19.39	$18.29	$17.43	$14.00
Low	16.19	15.27	12.43	9.62
Close	17.92	16.69	13.54	10.57
Dividends	0.13	0.13	0.13	0.13

*	The Company suspended its cash dividend in the third quarter of 2008.
The following table sets forth information as of December 31, 2008 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	90,612	$11.00	738,500
Not approved by security holders	-0-	n/a	n/a

Total	90,612	$11.00	738,500

We suspended our common stock repurchase plan in 2007, which we historically used to (1) reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter ended December 31, 2008.

STOCKHOLDER PERFORMANCE GRAPH
The performance graph shown below compares our cumulative total return over the most recent five-year period with the NASDAQ Composite Total Return Index and the SNL Bank Index. Returns are shown on a total return basis, which assumes the reinvestment of dividends. All of the stock performance data was independently prepared by SNL Financial LC of Charlottesville, Virginia.
BANK OF GRANITE CORPORATION
Five Year Performance Index

	2003	2004	2005	2006	2007	2008
Bank of Granite Corporation	100.0	98.4	89.7	118.2	68.0	16.5
SNL Bank Index	100.0	114.6	111.1	124.8	97.9	71.1
NASDAQ Composite Total Return Index	100.0	108.6	110.1	120.6	132.4	78.7

Source: SNL Financial LC, Charlottesville, Virginia © 2009

ITEM 6 — SELECTED FINANCIAL DATA
The following table presents our selected consolidated historical financial data for the periods indicated. This financial data should be read in conjunction with our consolidated financial statements and notes thereto.

	For the Years Ended December 31,
(In thousands except per share data)	2008	2007	2006	2005	2004
Interest income	$66,923	$89,315	$86,373	$68,015	$55,217
Interest expense	29,753	36,848	31,777	20,173	13,108

Net interest income	37,170	52,467	54,596	47,842	42,109
Provision for loan losses	30,228	55,131	6,414	5,194	5,439

Net interest income (loss) after provision for loan losses	6,942	(2,664)	48,182	42,648	36,670
Other income	10,378	13,179	12,678	12,055	11,306
Other expense	48,974	37,001	32,948	31,815	29,115

Income (loss) before income tax expense (benefit)	(31,654)	(26,486)	27,912	22,888	18,861
Income tax expense (benefit)	4,597	(11,183)	9,880	7,878	6,143

Net income (loss)	$(36,251)	$(15,303)	$18,032	$15,010	$12,718

Per share
Net income (loss)
Basic*	$(2.35)	$(0.97)	$1.12	$0.91	$0.75
Diluted*	(2.35)	(0.97)	1.12	0.91	0.75
Dividends*	0.26	0.52	0.48	0.42	0.39
Book value*	4.80	7.47	9.14	8.66	8.47
Share price
High*	12.99	19.39	19.69	17.45	18.34
Low*	2.15	9.62	14.62	13.28	14.14
Close*	2.45	10.57	18.97	14.82	16.72

Average shares outstanding
Basic*	15,448	15,775	16,049	16,414	16,850
Diluted*	15,448	15,775	16,104	16,469	16,912

Performance ratios
Return on average assets	-3.05%	-1.27%	1.56%	1.41%	1.28%
Return on average equity	-32.01%	-10.95%	12.57%	10.70%	9.02%
Average equity to average assets	9.52%	11.59%	12.42%	13.14%	14.20%
Dividend payout	-11.08%	-53.38%	43.04%	46.50%	52.06%
Efficiency ratio	101.46%	55.64%	48.26%	52.11%	53.17%

Balances at year-end
Assets	$1,146,955	$1,219,148	$1,199,773	$1,106,724	$1,032,238
Investment securities	82,203	142,622	166,606	151,619	153,546
Loans (gross)	948,149	946,326	912,492	832,447	778,137
Allowance for loan losses	24,806	17,673	15,787	13,924	13,665
Mortgage loans held for sale	16,770	15,319	11,797	14,219	21,554
Liabilities	1,072,785	1,103,883	1,053,340	966,876	891,222
Deposits	991,822	971,989	963,837	879,111	749,862
Stockholders’ equity	74,170	115,265	146,433	139,848	141,016

Asset quality ratios
Net charge-offs to average loans	2.42%	5.70%	0.52%	0.61%	0.35%
Nonperforming assets to total assets	5.01%	3.21%	1.29%	1.04%	1.18%
Allowance coverage of nonperforming loans	48.92%	48.27%	109.91%	130.96%	125.82%

*	Amounts for periods prior to September 25, 2006 have been adjusted to reflect the 5-for-4 stock split distributed September 25, 2006.

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
This discussion is intended to provide a general overview of our performance in 2008 and outlook for 2009. Readers seeking a more in-depth discussion of 2008 should read the more detailed information below as well as the consolidated financial statements and related notes included herein. All information presented is consolidated unless otherwise specified.
2008 in Review
Our net loss of $36.3 million in 2008 primarily resulted from the reduction in net deferred tax assets, impairment of goodwill, provision for loan losses and the continued decline in net interest income. The amount of the loan loss provision largely resulted from a deterioration in credit quality due to a recessionary economy. Multiple interest rate reductions by the Federal Reserve during the year and the continued aggressive competition for deposits in our market were the primary causes of our lower net interest income. Increasing levels of nonperforming assets also depressed our net interest margin throughout 2008.

Financial Highlights	2008	2007	% change
(Table dollars in thousands except per share data)
Earnings
Net interest income	$37,170	$52,467	-29.2%
Provision for loan losses	30,228	55,131	-45.2%
Other income	10,378	13,179	-21.3%
Other expense	48,974	37,001	32.4%
Net loss	(36,251)	(15,303)	136.9%

Per share
Net loss
- Basic	$(2.35)	$(0.97)	142.3%
- Diluted	(2.35)	(0.97)	142.3%

At year-end
Assets	$1,146,955	$1,219,148	-5.9%
Loans	948,149	946,326	0.2%
Deposits	991,822	971,989	2.0%

Ratios
Return on average assets	-3.05%	-1.27%
Return on average equity	-32.01%	-10.95%
Average equity to average assets	9.52%	11.59%
Efficiency ratio (1)	101.46%	55.64%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income
Significant Factors Affecting Earnings and Financial Position in 2008
     Realizability of Net Deferred Tax Assets
We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income, the availability of prior year carry back of taxes previously paid, or the implementation of tax strategies to increase the likelihood of realization. In the fourth quarter, we considered all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. For more information about the evidence that management considers, see Note 7, “Income Taxes” in the “Notes to Consolidated Financial Statements.”

As described in Note 7, our management determined that, as of December 31, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. As a result, we recorded a valuation allowance of $13.0 million against these net deferred tax assets at December 31, 2008. The valuation allowance recorded in the fourth quarter had a material effect on our financial position as of December 31, 2008 and our results of operations for 2008. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, our management would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.
          Valuation of Goodwill
Management believes that the accounting for goodwill and other intangible assets involves a higher degree of judgment than most other significant accounting issues. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributed to unidentifiable intangible assets in the business acquired. The Company’s goodwill arises from a prior bank combination, and the Company is the reporting unit of measure.
SFAS No. 142 requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.
We have typically evaluated goodwill for impairment during May of each year. A determination was made during May of 2008 and at September 30, 2008 that our goodwill was not impaired. These evaluations primarily relied on fair value calculations based on estimated cash flows and investor views on terminal values.
During the fourth quarter of 2008, we made an initial assessment of the goodwill by updating our prior assumptions and evaluations and concluded that the goodwill was not impaired. However, as the completion of the financial statements proceeded and the pressures on the financial services sector became more apparent, primarily evidenced by the level of our stock price, we determined it was likely that the goodwill was impaired. We then conducted fair value evaluations of the Bank’s assets and liabilities and determined based on the factors cited above and the write-down of the fair value of our loans, see Note 20, “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements,” that the value of the goodwill was impaired in the total amount of $10.8 million. Therefore, the goodwill was written off.
Additional factors that significantly affected our earnings and financial position in 2008 were:
o	Our 2008 provision for loan losses was $30.2 million. Of this amount, $16.8 million was recognized in the fourth quarter, resulting from the continuing deterioration in our loan portfolio, as discussed above. Nonaccruing loans increased to $50.6 million as of December 31, 2008 compared to $36.5 million as of December 31, 2007.

o	Net interest income decreased $15.3 million, primarily related to multiple rate reductions by the Federal Reserve during 2008, and the continued aggressive competition for deposits in our market. Three of the Federal rate reductions in 2008 occurred during the fourth quarter. Our net interest margin was further compressed by increasing levels of nonperforming assets throughout 2008. Our net interest margin decreased 129 basis points to 3.48% in 2008 compared to 4.77% in 2007.

o	Other income decreased $2.8 million, primarily related to $1.9 million in other-than-temporary impairment losses in 2008 on investments in securities available for sale, of which $1.3 million was recognized in the fourth quarter.

o	Excluding goodwill impairment, other expenses, or operating overhead, increased $1.2 million compared to 2007. The Bank’s increase in overhead expenses was driven by a $1.1 million increase in FDIC deposit insurance premiums and a $1.5 million increase in salaries and other expenses, partially offset by a $1.7 million decrease in employee benefit costs, which included suspension of performance based incentives and profit sharing contributions. Total overhead expenses excluding goodwill impairment decreased $1.1 million for the fourth quarter of 2008 compared to 2007, primarily in personnel expenses.

Outlook for 2009
In response to the current economic recession, the Federal Reserve cut its benchmark overnight interest rates to near zero percent in 2008, and these rates have remained steady through the first quarter of 2009. The Federal Reserve, in conjunction with the U. S. Treasury and other regulators, is moving forward with various credit market support programs intended to encourage a reduction in mortgage rates and borrowing costs for commercial banks and other business.
In 2009, we plan to focus on maintaining an appropriate level of liquidity, on restoring our total risk-based capital ratio to the “well” capitalized level, on improving our asset quality by being selective regarding the loans we add and renew and by reducing our nonperforming assets, and on increasing our profitability. Although the current economic environment is relatively illiquid, we plan to continue to fund our assets, to the extent possible, with core deposits gathered in our markets. We also plan to maintain liquid assets at levels higher than our historical practices. We anticipate a continued suspension of our stock repurchase activity and our cash dividend as we work to build our capital through the retention of earnings. We expect to continue to evaluate and seek opportunities to issue new capital in the form of subordinated debt, common equity, or preferred equity securities, however current markets have limited investor demand for such offerings. We are also evaluating measures to reduce the size of our balance sheet, but there is also limited demand in the markets for the sales of assets such as securities and loans. It is also likely we will seek opportunities to reduce our asset levels relative to our capital levels by paying down our higher cost funding from deposits and borrowings. We expect to see relatively little or no loan growth in the near term as we continue our focus on credit quality, and working to resolve our problem loans. We will work to improve our profitability by taking a number of steps, to the extent possible, such as increasing our loan rates, decreasing our funding costs, reducing our loan loss provisions, increasing our fee income, and controlling our operating costs.
On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increasing regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment would be payable on September 30, 2009.
On March 5, 2009, the FDIC Chairman announced that the FDIC would be willing, under certain circumstances, to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. If the 20 basis point special assessment is retained, we project we will experience an increase in FDIC assessment expense of approximately $2.0 million from 2008 to 2009. If the special assessment is lowered to 10 basis points, our increase in FDIC assessment expense will be approximately $1.0 million in 2009.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include our accounting for securities, loans, the allowance for loan losses, goodwill and income taxes. In particular, our accounting policies relating to the allowance for loan losses, investment securities and mortgage loans held for sale involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes to our consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses,” “Investment Securities-Valuation,” “Mortgage Loans Held for Sale,” “Derivatives and Hedging Activities” and “Goodwill.” Also, please refer to Note 1, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for additional information regarding all of our critical and significant accounting policies.
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
INVESTMENT SECURITIES-VALUATION — Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to maturity. Declines in the fair value of the individual securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.
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
GOODWILL — We use a non-amortization approach to account for purchased goodwill and perform annual impairment tests, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management has typically evaluated goodwill for impairment during May of each year. A determination was made in May of 2008 and September 30, 2008 that our goodwill was not impaired. These evaluations primarily relied on fair value calculations based on estimated cash flows and investor views on terminal values. As noted above, during the fourth quarter of 2008, we made an initial assessment of the goodwill by updating our prior assumptions and evaluations and concluded that the goodwill was not impaired. However, as the completion of the financial statements proceeded and the pressures on the financial services sector became more apparent, primarily evidenced by the level of our stock price, we determined it was likely that the goodwill was impaired. We then conducted fair value evaluations of the Bank’s assets and liabilities and determined based on the factors cited above and the write-down of the fair value of our loans, see Note 20, “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements,” that the value of the goodwill was impaired in the total amount. Therefore, the goodwill was written off.

RESULTS OF OPERATIONS
The following discussion relates to operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 and the year ended December 31, 2007 compared to the year ended December 31, 2006.
2008 COMPARED TO 2007
The following table reflects the comparison of 2008 to 2007.

(Table dollars in thousands except per share amounts)	2008	2007	$ Change	% Change
Net loss	$(36,251)	$(15,303)	$(20,948)	136.9%
Net loss per share	(2.35)	(0.97)	(1.38)	142.3%

Interest income	66,923	89,315	(22,392)	-25.1%
Interest expense	29,753	36,848	(7,095)	-19.3%
Net interest income	37,170	52,467	(15,297)	-29.2%

Interest and fees from loans	57,953	77,066	(19,113)	-24.8%
Average gross loans
Bank	939,777	916,294	23,483	2.6%
Granite Mortgage	31,867	33,385	(1,518)	-4.5%
Consolidated	971,560	949,574	21,986	2.3%

Provision for loan losses	30,228	55,131	(24,903)	-45.2%
Charge-offs, net of recoveries	23,095	53,245	(30,150)	-56.6%
Nonperforming loans	50,705	36,612	14,093	38.5%

Interest on securities and overnight investments	5,353	8,266	(2,913)	-35.2%
Average securities and overnight investments	118,672	167,457	(48,785)	-29.1%

Average interest-bearing deposits	850,900	823,348	27,552	3.3%
Average NOW deposits	134,919	122,345	12,574	10.3%
Average money market deposits	233,782	244,361	(10,579)	-4.3%
Average savings deposits	21,567	22,677	(1,110)	-4.9%
Average time deposits	460,632	433,965	26,667	6.1%
Average deposits	982,463	969,911	12,552	1.3%

Average overnight and short-term borrowings
Bank	17,296	14,610	2,686	18.4%
Granite Mortgage	24,910	26,809	(1,899)	-7.1%
Holding Company	24,696	27,922	(3,226)	-11.6%
Consolidated	66,902	69,341	(2,439)	-3.5%

Total other income	10,378	13,179	(2,801)	-21.3%
Mortgage banking income	3,573	3,916	(343)	-8.8%
Total other expenses	48,974	37,001	11,973	32.4%
Personnel expenses	21,497	22,296	(799)	-3.6%
Noninterest expenses other than for personnel	27,477	14,705	12,772	86.9%
Goodwill impairment	10,763	—	10,763	n/a

Income tax expense (benefit)	4,597	(11,183)	15,780	-141.1%

Net interest margin	3.48%	4.77%
Average prime rate	5.09%	8.05%
Yield on loans	6.41%	8.63%
Yield on securities and overnight investments	4.51%	4.94%
Cost of interest-bearing deposits	3.13%	3.99%

The increase in our 2008 net loss, as compared to 2007, was primarily attributable to the decline in net interest income, the inability to recognize tax benefits for operating losses which necessitated the recording of a valuation allowance for deferred tax benefits, and the impairment of goodwill, partially offset by lower provisions for loan losses, as discussed above.
Our decrease in net interest income resulted from multiple interest rate reductions by the Federal Reserve during the year, the continued aggressive competition for deposits in our market, and increasing levels of nonperforming assets throughout 2008. For a discussion of our asset sensitivity and the related effects on our net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.
The decrease in interest income for 2008 was primarily because of lower yields on loans, and lower levels of investments. Loan yields for 2008 were lower than 2007 due to narrower spreads to the prime rate on loan volumes and the cessation of interest accruals on increased amounts of nonperforming loans. Mortgage rates at the end of 2008 were lower than they were at the end of 2007. The lower average levels of securities and overnight investments primarily resulted from a 2.3% growth rate in average loans, which outpaced a 1.3% growth rate in average deposits.
Our decrease in interest expense was primarily from lower rates on interest-bearing deposits and borrowings, partially offset by slightly higher volumes of interest-bearing liabilities. The decline in rates on interest-bearing deposits was primarily due to decreased rates on time deposits and money market deposits.
Mortgage banking income decreased slightly due to lower originations. The decrease in Granite Mortgage’s average loans resulted from mortgage originations of $255 million in 2008 compared to $267 million in 2007. In general, the levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates. Rising mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, falling mortgage interest rates generally have the effect of increasing mortgage originations and refinancings, and sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets.
Based upon our evaluation of goodwill during the fourth quarter of 2008, we concluded it was likely our goodwill was impaired, and the total amount of goodwill, $10.8 million, was written off in 2008.
Salaries increased $0.9 million, or 5.5% during the year, while employee benefits decreased $1.7 million, or 31.2%, primarily related to suspension of the Bank’s profit sharing contributions, a savings of $0.9 million, and decreases in group healthcare costs of $0.6 million. The Bank’s other noninterest expenses increased $1.1 million during 2008 as a result of increased FDIC deposit insurance premiums. Also, see proposed FDIC assessment under “Outlook for 2009” above.

2007 COMPARED TO 2006
The following table reflects the comparison of 2007 to 2006.

(Table dollars in thousands except per share amounts)	2007	2006	$ Change	% Change
Net income (loss)	$(15,303)	$18,032	$(33,335)	-184.9%
Net income (loss) per share	(0.97)	1.12	(2.09)	-186.6%

Interest income	89,315	86,373	2,942	3.4%
Interest expense	36,848	31,777	5,071	16.0%
Net interest income	52,467	54,596	(2,129)	-3.9%

Interest and fees from loans	77,066	73,682	3,384	4.6%
Average gross loans
Bank	916,294	860,221	56,073	6.5%
Granite Mortgage	33,385	26,116	7,269	27.8%
Consolidated	949,574	886,257	63,317	7.1%

Provision for loan losses	55,131	6,414	48,717	759.5%
Charge-offs, net of recoveries	53,245	4,551	48,694	n/m
Nonperforming loans	36,612	14,363	22,249	154.9%

Interest on securities and overnight investments	8,266	9,290	(1,024)	-11.0%
Average securities and overnight investments	167,457	187,686	(20,229)	-10.8%

Average interest-bearing deposits	823,348	778,372	44,976	5.8%
Average NOW deposits	122,345	125,594	(3,249)	-2.6%
Average money market deposits	244,361	192,751	51,610	26.8%
Average savings deposits	22,677	23,505	(828)	-3.5%
Average time deposits	433,965	436,522	(2,557)	-0.6%
Average deposits	969,911	923,903	46,008	5.0%

Average overnight and short-term borrowings
Bank	14,610	12,804	1,806	14.1%
Granite Mortgage	26,809	20,585	6,224	30.2%
Holding Company	27,922	28,286	(364)	-1.3%
Consolidated	69,341	61,675	7,666	12.4%

Total other income	13,179	12,678	501	4.0%
Mortgage banking income	3,916	3,975	(59)	-1.5%
Total other expenses	37,001	32,948	4,053	12.3%
Personnel expenses	22,296	20,646	1,650	8.0%
Noninterest expenses other than for personnel	14,705	12,302	2,403	19.5%

Income tax expense (benefit)	(11,183)	9,880	(21,063)	-213.2%

Net interest margin	4.77%	5.18%
Average Prime Rate	8.05%	7.96%
Yield on loans	8.63%	8.81%
Yield on securities and overnight investments	4.94%	4.95%
Cost of interest-bearing deposits	3.99%	3.62%

The net loss in 2007 was primarily attributable to higher provisions for loan losses. Lower net interest income and increases in other expenses also contributed to the 2007 net loss, as compared to net earnings in 2006. The net loss was partially offset by an increase in income tax benefits resulting from our operating loss.
Our decrease in net interest income resulted from an increase in interest expense on deposits due to higher rates, partially offset by the increase in interest income, primarily from higher volumes of loans. For a discussion of our asset sensitivity and the related effects on our net interest income and net interest margin, please see “Net Interest Income” and “Liquidity, Interest Rate Sensitivity and Market Risks” below.
The increase in interest income for 2007 was primarily because of higher volume of commercial loans, partially offset by lower levels of investments and lower rates on loans. Interest and fees on loans increased due to higher average volumes of loans during the year, partially offset by lower rates on loans. Loan yields for 2007 were lower than 2006 due to narrower spreads to the prime rate on new loan volumes and interest charged off on nonperforming loans. The increase in Granite Mortgage’s average loans resulted from mortgage originations of $267 million in 2007 compared to $249 million in 2006. In general, the levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates. Rising mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings, falling mortgage interest rates generally have the effect of increasing mortgage originations and refinancings, and sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied. Mortgage rates ended 2007 slightly lower than they were at the end of 2006. The lower average levels of securities and overnight investments primarily resulted from a 7.1% growth rate in average loans, which outpaced a 5.0% growth rate in average deposits.
Our increase in interest expense was primarily from higher rates on interest-bearing deposits and borrowings, and to a lesser extent, higher volumes of interest-bearing liabilities. The increase in rates on interest-bearing deposits was primarily due to the increase in volumes of money market deposits and increased rates on time deposits. The growth in average money market deposits resulted from the Bank’s competitive pricing strategies to fund anticipated loan growth.
Mortgage banking income decreased slightly. Mortgage fees and origination volumes may not move together or even in the same direction because mortgage fees can vary as a function of origination volumes and/or as a function of differences in the demand for and the supply of mortgage loans in specific markets.
Salaries increased $0.6 million during the year, primarily due to hiring additional personnel, and employee benefits increased $1.1 million, primarily related to the Bank’s increased healthcare costs for all employees and retirement benefits for officers. Costs for outside services increased $1.2 million during 2007, primarily for the Bank’s legal, accounting and consulting expenses.
NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) normally represents the most significant portion of our earnings. It is our ongoing goal to maximize net interest income in both rising and falling interest rate environments. Net interest income was approximately $37.2 million, $52.5 million, and $54.6 million for 2008, 2007 and 2006, respectively, representing a decrease of 29.2% for 2008 over 2007, and a decrease of 3.9% for 2007 over 2006. The decrease in net interest income for 2008 compared to 2007 was related to changes in the Federal Reserve monetary policy, rising nonperforming loans, and deposit competition. Interest rate spreads have been at least 3.00% over the last three years, and we continue efforts to maximize spreads by managing both loan and deposit rates in order to support overall earnings growth. The following table presents our daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2008			2007			2006
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
(Table dollars in thousands)	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$971,560	6.41%	$62,289	$949,574	8.63%	$81,906	$886,256	8.81%	$78,079
Taxable securities	83,166	3.89%	3,236	128,848	4.44%	5,726	131,613	4.39%	5,772
Nontaxable securities (2)	30,839	6.66%	2,054	36,861	6.64%	2,449	42,789	6.65%	2,847
Federal funds sold	4,667	1.35%	63	1,748	5.21%	91	13,285	5.04%	670

Total interest-earning assets	1,090,232	6.20%	67,642	1,117,031	8.07%	90,172	1,073,943	8.14%	87,368

Cash and due from banks	23,919			25,779			28,271
All other assets	75,549			63,101			53,260

Total assets	$1,189,700			$1,205,911			$1,155,474

Liabilities and stockholders’ equity
NOW deposits	$134,919	1.14%	1,533	$122,345	1.28%	1,572	$125,594	1.16%	1,452
Money market deposits	233,782	2.89%	6,755	244,361	4.25%	10,381	192,751	4.02%	7,744
Savings deposits	21,567	0.24%	52	22,677	0.39%	89	23,505	0.36%	85
Time deposits of $100 or more	214,208	4.07%	8,724	204,249	4.91%	10,036	206,782	4.51%	9,324
Other time deposits	246,424	3.89%	9,580	229,716	4.67%	10,734	229,740	4.16%	9,559

Interest-bearing deposits	850,900	3.13%	26,644	823,348	3.99%	32,812	778,372	3.62%	28,164
Overnight borrowings	28,305	2.48%	703	36,357	3.87%	1,407	29,806	3.21%	956
Other borrowings	52,857	4.55%	2,406	48,503	5.42%	2,629	48,168	5.52%	2,658

Total interest-bearing liabilities	932,062	3.19%	29,753	908,208	4.06%	36,848	856,346	3.71%	31,778

Noninterest-bearing deposits	131,563			146,563			145,530
Other liabilities	12,820			11,376			10,103
Stockholders’ equity	113,255			139,764			143,495

Total liabilities and stockholders’ equity	$1,189,700			$1,205,911			$1,155,474

Net yield on earning assets and net interest income (2)(3)		3.48%	$37,889		4.77%	$53,324		5.18%	$55,590

Interest rate spread (4)		3.01%			4.01%			4.43%

(1)	Non-accrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using a 35% tax rate for 2008, 2007 and 2006. The taxable equivalent adjustments were approximately $719 thousand, $857 thousand and $997 thousand for 2008, 2007 and 2006, respectively.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest earning assets rate less the interest bearing liabilities rate.
Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2008 compared to 2007			2007 compared to 2006
	Change			Change
	Attributable to			Attributable to
(Table in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$1,653	$(21,270)	$(19,617)	$5,520	$(1,693)	$3,827
Taxable securities	(1,904)	(586)	(2,490)	(122)	76	(46)
Nontaxable securities	(401)	6	(395)	(394)	(4)	(398)
Federal funds sold	96	(124)	(28)	(591)	12	(579)

Interest-earning assets	$(556)	$(21,974)	$(22,530)	$4,413	$(1,609)	$2,804

NOW deposits	$152	$(191)	$(39)	$(40)	$160	$120
Money market deposits	(378)	(3,248)	(3,626)	2,133	504	2,637
Savings deposits	(4)	(33)	(37)	(3)	7	4
Time deposits of $100 or more	447	(1,759)	(1,312)	(119)	831	712
Other time deposits	715	(1,869)	(1,154)	(1)	1,176	1,175

Interest-bearing deposits	932	(7,100)	(6,168)	1,970	2,678	4,648
Overnight borrowings	(256)	(448)	(704)	232	219	451
Other borrowings	217	(440)	(223)	18	(47)	(29)

Interest-bearing liabilities	$893	$(7,988)	$(7,095)	$2,220	$2,850	$5,070

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS
(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)
The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the basic needs of our ongoing operations and regulatory requirements. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, and both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities. Borrower cash needs are also often dependent upon business and economic cycles. In addition, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2008 and 2007, such unfunded commitments to extend credit were approximately $163.0 million and $202.5 million, respectively, while commitments in the form of standby letters of credit totaled approximately $5.0 million and $7.8 million, respectively.
Granite Mortgage manages its mortgage pipeline/internal rate risk by entering into hedge contracts to “forward sell” mortgage-backed securities at the same time as the rate commitment. When the mortgage loans are ultimately sold, Granite Mortgage then buys the mortgage-backed security, thereby completing the hedge contract.
As of December 31, 2008, Granite Mortgage held approximately $14.7 million in open mortgage-backed security commitments with an estimated market value of approximately $(174) thousand. For 2008, there were realized losses on hedged mortgage loan commitments of approximately $942 thousand and realized gains of approximately $10 thousand on commitments to sell mortgage-backed securities. In addition to the improved spreads resulting from more advantageous pricing from bundling mortgage loans for sale, Granite Mortgage also believes that this management method increases production efficiencies.
Except as discussed above regarding Granite Mortgage’s hedging strategy, neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both have contractual off-balance sheet obligations in the form of noncancelable operating leases with unrelated vendors. As of December 31, 2008, payments due under such operating lease arrangements were approximately $396 thousand in 2009, $324 thousand in 2010, $312 thousand in 2011, and $60 thousand in 2012. Additional details are included under “Off-Balance Sheet Arrangements” below.
The Bank’s investments in or borrowings of overnight funds fluctuate significantly from day-to-day. As of December 31, 2008, the Bank was investing in overnight funds totaling $16.0 million as compared to borrowing overnight funds totaling $42.1 million as of December 31, 2007. In addition, the Bank’s investment portfolio totaled $82.6 million at December 31, 2008 compared to $143.3 million at December 31, 2007 as the Bank used maturities and calls of its investment portfolio to reduce its overnight borrowings. The Bank’s deposits totaled $991.8 million at December 31, 2008, an increase of $19.8 million as compared to December 31, 2007. The mix of deposits changed significantly during 2008 as the Bank’s demand deposits decreased by $43.9 million and other time deposits increased by $64.0 million.
We believe the Bank’s liquidity is adequate to meet the cash needs of both depositors and borrowers, as well as meeting operating needs and regulatory requirements. Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposit. The Bank considers these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. As of December 31, 2008, the Bank’s core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $783.8 million, or 79.0%, of the Bank’s total deposits.

The other principal methods of funding used by the Bank are through large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank has historically emphasized growth in core deposits rather than growth through purchased or brokered time deposits, as the cost of purchased or brokered time deposits is generally greater. However, the Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) through which the Bank’s customers may obtain fully-insured time deposits distributed among other participating banks while the Bank receives reciprocal deposits from other participating banks. The Bank’s deposits in the CDARS program totaled $52.8 million at December 31, 2008, an increase of $51.9 million compared to December 31, 2007. Because CDARS program deposits are classified by current regulations as brokered deposits, the Bank’s ability to continue its participation in the CDARS program is based on the Bank’s regulatory capital levels as discussed under “Capital Resources” below. During periods of weak demand for its deposit products, the Bank maintains credit facilities under which it may borrow on a short-term basis. As of December 31,2008, the Bank had an unsecured line of overnight borrowing capacity with its correspondent bank, which totaled $15.0 million. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of December 31, 2008, the Bank had investment securities pledged to secure an overnight funding line in the approximate amount of $8.7 million with the Federal Reserve Bank. As of December 31, 2008, the Bank had no securities pledged to the Federal Home Loan Bank. The Bank also has pledged its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of December 31, 2008, the Bank had the capacity to borrow approximately $67.6 million, of which $27.0 million was outstanding, from the Federal Home Loan Bank against its pledged residential and commercial real estate loans. Overnight borrowings were approximately $12.7 million as of December 31, 2008, a decrease of $52.0 million from the $64.7 million in overnight borrowings at December 31, 2007.
Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2008 and 2007, this line of credit was $30.0 million and $40.0 million, respectively, of which approximately $19.2 million and $25.3 million, respectively, were outstanding at year end. The line is secured by the mortgage loans originated, and the holding company serves as guarantor on this borrowing. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of nonperforming assets to equity and loan loss reserves, and its regulatory capital ratios. As of December 31, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As a condition to the waiver received for the third quarter of 2008, the amount of the line was decreased from $40.0 million to $30.0 million, as reported in our Form 10-Q for the period ended September 30, 2008.
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10.0 million and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2008, the Company owed $2.5 million under this line of credit and was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As a condition to the waiver received for the fourth quarter of 2008, the amount of the line was decreased from $10.0 million to $2.5 million, the amount of the outstanding balance as of December 31, 2008.
The majority of our deposits are rate-sensitive instruments with rates that tend to fluctuate with market rates. These deposits, coupled with our short-term certificates of deposit, have increased the opportunities for deposit repricing. We place great significance on monitoring and managing our asset/liability position. Our policy of managing our interest margin (or net yield on interest-earning assets) is to optimize net interest income while maintaining a stable deposit base. Because we have historically relied on deposits from our local market areas as our primary source of funding, we have not historically sought out-of-market or brokered time deposits as a funding source, resulting in a deposit base that has not generally been subject to the volatility experienced in national financial markets in recent years. However, we realize the importance of minimizing such funding volatility while at the same time maintaining and improving earnings. A common method used to manage interest rate sensitivity is to measure, over various time periods, the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares earnings projections based on a range of interest rate scenarios, including rising, flat and declining rates, in order to more accurately measure interest rate risk. During 2008, our net interest income declined $15.3 million to $37.2 million due to several factors. Loan interest decreased due to Federal Reserve monetary policy and higher levels of nonaccruing loans. Because of contracted liquidity in the general economy, demand for deposits was highly competitive, and we were unable to lower our rates for deposit funding.

Interest-bearing liabilities and the loan portfolio are generally repriced to current market rates. Our balance sheet is currently liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Generally in a falling rate environment net interest income increases, but as rates approach 0%, the liability-sensitivity is mitigated.
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2008

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
(Table dollars in thousands)	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$6,819			$6,819		$6,819
Federal funds sold	16,000			16,000		16,000
Securities (at amortized cost) (1):
U.S. Government agencies		$14,899	$6,000	20,899	$24,611	45,510
States and political subdivisions	2,530	3,923		6,454	22,655	29,109
Other (including equity securities)				—	6,848	6,848
Loans (gross):
Real estate — Construction	92,986	7,010	826	100,822	45,345	146,167
Real estate — Mortgage	355,484	4,056	10,185	369,725	223,508	593,233
Commercial, financial and agricultural	150,964	1,861	1,844	154,669	44,701	199,370
Consumer	2,656	353	818	3,827	6,886	10,713
All other	—	—	—	—	258	258
Mortgages held for sale	16,770	—	—	16,770	—	16,770

Total interest-earning assets	$644,209	$32,102	$19,673	$695,984	$374,812	$1,070,796

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$173,118			$173,118		$173,118
Money market accounts	204,108			204,108		204,108
Time deposits of $100 or more	47,250	$26,730	$105,005	178,985	$29,017	208,002
Other time deposits	58,589	40,321	154,490	253,400	36,026	289,426
Overnight and short-term borrowings	41,947	2,000	5,000	48,947		48,947
Long-term borrowings	—	—	—	—	14,075	14,075

Total interest-bearing liabilities	$525,012	$69,051	$264,495	$858,558	$79,118	$937,676

Interest sensitivity gap	$119,197	$(36,949)	$(244,822)	$(162,574)
Cumulative interest sensitivity gap	119,197	82,248	(162,574)	(162,574)
Interest earning-assets as a percentage of interest-bearing liabilities	123%	46%	7%	81%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.
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

	Estimated Resulting Theoretical Tax Equivalent Net Interest Income
	For the Twelve-month Periods Following
	December 31, 2008		December 31, 2007
(Table dollars in thousands)	Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

+3%	$32,072	0.9%	$50,368	-2.0%
0%	31,794	0.0%	51,411	0.0%
- 3%	34,487	8.5%*	49,824	-3.1%*

Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

+4%	$31,952	3.4%	$47,885	-4.5%
+3%	31,694	2.6%	48,475	-3.3%
+2%	31,354	1.5%	49,041	-2.2%
+1%	31,040	0.5%	49,602	-1.1%
0%	30,896	0.0%	50,141	0.0%
- 1%	29,920	-3.2%*	50,510	0.7%
- 2%	n/m	n/m	49,753	-0.8%
- 3%	n/m	n/m	48,949	-2.4%*
- 4%	n/m	n/m	46,252	-7.8%*

*	The Federal Reserve’s overnight federal funds rate target was 0% to 0.25% at December 31, 2008 and 4.25% at December 31, 2007. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities, which effectively reduces net interest income.
The following table presents the maturity distribution of our loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2008

	Within	One to	Five
	One	Five	Years or
(Table in thousands)	Year	Years	More	Total
Real estate — Construction	$89,851	$44,635	$11,681	$146,167
Real estate — Mortgage	131,799	299,562	161,872	593,233
Commercial, financial and agricultural	96,200	75,004	28,166	199,370
Consumer	2,977	7,586	150	10,713
All other	258			258

Total	$321,085	$426,787	$201,869	$949,741

Predetermined rate, maturity greater than one year	$—	$200,845	$75,806	$276,651
Variable rate or maturing within one year	321,085	225,942	126,063	673,090

Total	$321,085	$426,787	$201,869	$949,741

Our average rate paid on interest-bearing deposits declined to 3.13% in 2008 compared to 3.99% in 2007. Our growth in average deposits was primarily in time deposits. Increased customer awareness of interest rates increases the importance of our rate management. We continuously monitor market pricing, competitor rates, and internal interest rate spreads in an effort to maintain our growth and profitability. Deposits continue to be our principal source of funds for continued growth, so we attempt to structure our rates to promote deposit and asset growth while increasing our overall profitability. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

(Table in thousands)	2008	2007	2006
Non-interest-bearing demand deposits	$131,563	$146,563	$145,530
Interest-bearing demand deposits	368,701	366,706	318,345
Savings deposits	21,567	22,677	23,505
Time deposits	460,632	433,965	436,522

Total	$982,463	$969,911	$923,902

The preceding table includes certificates of deposits $100 thousand and over, which at December 31, 2008 totaled $208.0 million. The following table presents the maturities of these time deposits of $100 thousand or more.

MATURITIES OF TIME DEPOSITS OF $100 THOUSAND OR MORE
As of December 31, 2008

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
(In thousands)	Months	Months	Months	Year	Years	Total
Time deposits of $100 thousand or more	$47,250	$26,730	$105,005	$178,985	$29,017	$208,002

CAPITAL RESOURCES
Funding for our future growth and expansion is dependent upon earnings of our subsidiaries. As of December 31, 2008, our ratio of total capital to risk-adjusted assets was 8.73%, below the 10% level to be “well” capitalized. The Company’s capital ratios declined as a result of operating losses in 2008 and 2007. One impact of not meeting the regulatory requirements for being classified as “well” capitalized is that the Company’s and the Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and other borrowings, could be limited or on less favorable terms. Furthermore, bank holding companies and banks with capital ratios below “well” capitalized levels may be subject to greater regulatory monitoring and scrutiny. As discussed above, the provisions of the Bank’s Memorandum of Understanding with the FDIC require us to be “well” capitalized within 120 days of the date of determination of falling below the “well” capitalized status. We are taking a number of actions to improve our capital ratios. In the third quarter of 2008, we suspended our cash dividend in an effort to preserve capital and to comply with the FDIC’s MOU. The payment of dividends cannot be reinstated without regulatory approval. We continue to evaluate and seek opportunities to issue new capital in the form of subordinated debt, common equity, or preferred equity securities, however current markets have limited demand for such offerings. We are also implementing measures to reduce the size of our balance sheet, but there is also limited demand in the markets when loan sales and trading markets are illiquid.
LOANS
Historically, we have not made loans outside our market areas. We make consumer and commercial loans through the Bank and mortgage loans through Granite Mortgage. The Bank’s primary market is the western part of North Carolina. Granite Mortgage’s market area is the central and southern Piedmont and Catawba Valley regions of North Carolina. Total loans at December 31, 2008, were $948.1 million, which compares with $946.3 million at December 31, 2007, an increase of $7.0 million or 0.7%. We place emphasis on commercial loans to small and medium sized businesses. We have a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years are shown in the following table.
LOANS
As of December 31,

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(Table dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate - Construction	$146,167	15.4%	$182,457	19.2%	$161,072	17.6%	$125,555	15.1%	$105,111	13.5%
Mortgage	593,233	62.5%	513,140	54.1%	488,347	53.4%	455,322	54.6%	420,860	54.0%
Commercial, financial and agricultural	199,370	21.0%	238,469	25.2%	248,691	27.2%	231,229	27.7%	223,605	28.7%
Consumer	10,713	1.1%	13,481	1.4%	15,317	1.7%	20,911	2.5%	29,015	3.7%
All other	258	0.0%	567	0.1%	742	0.1%	915	0.1%	704	0.1%

Total loans	949,741	100.0%	948,114	100.0%	914,169	100.0%	833,932	100.0%	779,295	100.0%

Deferred origination fees, net	(1,592)		(1,788)		(1,677)		(1,485)		(1,158)

Total loans, net of deferred fees	$948,149		$946,326		$912,492		$832,447		$778,137

Real estate loans comprised 77.9% of the portfolio in 2008 compared to 73.3% in 2007. Commercial or business related loans comprised 21.0% of the portfolio in 2008 compared to 25.2% in 2007, and consumer loans comprised 1.1% in 2008 compared to 1.4% in 2007. Commercial or business related loans ($199.4 million), consumer loans ($10.7 million) and real estate mortgage loans ($593.2 million) are loans for which the principal source of repayment is derived from the operations of the business or the individual borrower. The Bank is generally collateralized by all business assets, including the related real estate where applicable. Also see Note 20, “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

(Table dollars in thousands)	2008	2007	2006	2005	2004
Nonperforming assets
Nonaccrual loans	$50,591	$36,450	$9,289	$6,424	$6,634
Loans past due 90 days or more and still accruing interest	114	162	5,074	4,208	4,227
Foreclosed properties	6,805	2,491	1,162	926	1,280

Total	$57,510	$39,103	$15,525	$11,558	$12,141

Nonperforming loans to total loans	5.35%	3.87%	1.57%	1.28%	1.40%
Allowance for loan losses to nonperforming loans	48.92%	48.27%	109.91%	130.96%	125.82%
Nonperforming loans to total assets	4.42%	3.00%	1.20%	0.96%	1.05%
Nonperforming assets to total assets	5.01%	3.21%	1.29%	1.04%	1.18%
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. The significant increase in nonperforming assets as of December 31, 2008 is related to the deterioration of our loan portfolio during 2008, of which approximately $10 million is attributable to a group of related watch list loans, and $4.5 million is attributable to one unrelated real estate development loan.
All of our investment in impaired loans, $42.6 million at December 31, 2008, is included in nonaccrual loans in the table above, and the related loan loss allowance for these loans was $5.4 million. At December 31, 2007 our investment in impaired loans was $27.0 million, and the related loan loss allowance was $3.0 million. The average recorded balance of impaired loans was $29.0 million for 2008 and $22.5 million for 2007.
Our investment in impaired loans for the past five years ended December 31, was as follows:
IMPAIRED LOANS
As of December 31,

(Table in thousands)	2008	2007	2006	2005	2004
Total investment in impaired loans	$42,615	$27,017	$15,516	$11,046	$12,138

Loan loss allowance related to impaired loans	$5,400	$3,029	$3,926	$3,249	$4,325

The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured primarily based on the fair value of the collateral supporting the loan. Most of the loans measured by fair value of the underlying collateral are commercial loans, while others consist of homogeneous small balance loans and are measured collectively. The total balance of impaired loans increased $15.6 million, or 57.7% in 2008 compared to 2007, and the loan loss allowance related to impaired loans increased $2.4 million. The loan loss allowance related to impaired loans was 12.67% as of December 31, 2008 compared to 11.21% as of December 31, 2007.
For the years ended December 31, 2008 and 2007, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $2.0 million, and $0.4 million, respectively, while the interest recognized on such loans was approximately $1.0 million and $2.2 million, respectively.

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
We use several measures to assess and monitor the credit risks in our loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. Upon loan origination, the Bank’s originating loan officer evaluates the quality of the loan and assigns one of seven risk grades, each grade indicating a different level of loss reserves. The loan officer monitors the loan’s performance and credit quality and makes changes to the credit grade as conditions warrant. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Before making any changes in these risk grades, management considers assessments as determined by a third party risk assessment group (as described below), regulatory examiners and the Bank’s Credit Administration. Any issues regarding the risk assessments are addressed by the Bank’s senior credit administrators and factored into management’s decision to originate or renew the loan as well as the level of reserves deemed appropriate for the loan. Furthermore, loans and commitments of $500 thousand or more made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors.
The Bank engages an independent third party risk assessment group to review the underwriting, documentation, risk grading analyses and other loan administration issues on a quarterly basis. The third party’s evaluation and report is shared with management, the Company’s Audit Committee and ultimately, our Board of Directors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio. Such agencies may require adjustments to the allowances for loan losses based on their judgments.
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
The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $250 thousand or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.
The general allowance reflects the best estimate of probable losses that exist within the portfolios of loans that have not been specifically identified. The general allowance for the commercial loan portfolio is established considering several factors including: current loan grades, historical loss rates, estimated future cash flows available to service the loan, and the results of individual loan reviews and analyses. Commercial loans are assigned a loan grade, and the loss percentages assigned for each loan grade are determined based on periodic evaluation of actual loss experience over a period of time. The allowance for loan losses for consumer loans, mortgage loans, and leases is determined based on past due levels and historical projected loss rates relative to each portfolio.
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
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

(Table dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$17,673	$15,787	$13,924	$13,665	$10,799

Loans charged off:
Real estate	15,550	14,850	1,708	919	930
Commercial, financial and agricultural	10,557	30,955	2,808	3,484	1,040
Credit cards and related plans	16	15	26	45	88
Installment loans to individuals	396	177	410	540	683
Demand deposit overdraft program	195	233	251	262	297
Asset-based lending	—	7,433	—	—	—

Total charge-offs	26,714	53,663	5,203	5,250	3,038

Recoveries of loans previously charged off:
Real estate	1,340	233	84	63	24
Commercial, financial and agricultural	2,041	19	282	29	70
Credit cards and related plans	1	4	10	3	4
Installment loans to individuals	145	47	138	42	220
Demand deposit overdraft program	92	115	138	178	147

Total recoveries	3,619	418	652	315	465

Net charge-offs	23,095	53,245	4,551	4,935	2,573

Provision for loan losses	30,228	55,131	6,414	5,194	5,439

Balance at end of year	$24,806	$17,673	$15,787	$13,924	$13,665

Ratio of net charge-offs during the year to average loans outstanding during the year	2.42%	5.70%	0.52%	0.61%	0.35%
Allowance coverage of net charge-offs	107.41%	33.19%	346.95%	282.14%	531.08%
Allowance as a percentage of gross loans	2.62%	1.87%	1.73%	1.67%	1.76%
The following table presents the allocation of the allowance for loan losses by category; however, the total allowance is available for charging off losses from any category of the entire portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(Table dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$20,164	77.9%	$12,421	73.3%	$5,091	71.0%	$4,448	69.7%	$5,782	67.5%
Commercial, financial, and agricultural	3,965	21.0%	3,899	25.2%	9,891	27.2%	8,401	27.7%	6,759	28.7%
Consumer	211	1.1%	281	1.4%	443	1.7%	577	2.5%	617	3.7%
All other loans	34	0.0%	310	0.1%	—	0.1%	—	0.1%	—	0.1%
Unallocated	432	n/a	762	n/a	362	n/a	498	n/a	507	n/a

Total loans	$24,806	100.0%	$17,673	100.0%	$15,787	100.0%	$13,924	100.0%	$13,665	100.0%

The allowance for loan losses was 2.62%, 1.87% and 1.73% of loans outstanding at December 31, 2008, 2007 and 2006, respectively, which was consistent with our assessment of the credit quality of the loan portfolio. The allowance for loan losses for real estate loans was 2.73% and 1.79% of loans outstanding at December 31, 2008 and 2007, respectively. Approximately $4.2 million of the loss reserves was allocated to a group of related loans in the Bank’s real estate development portfolio and one additional nonperforming real estate development loan, all of which aggregated approximately $16.2 million. The ratios of net charge-offs during the year to average loans outstanding during the period were 2.42%, 5.70% and 0.52% at December 31, 2008, 2007 and 2006, respectively.
Charge-offs totaled $26.7 million in 2008, compared to $53.7 million in 2007, a decrease of $27.0 million. Charge-offs related to commercial loans were $10.6 million in 2008, compared to $31.0 million in 2007. Charge-offs related to real estate loans were $15.6 million in 2008, compared to $14.9 million in 2007. As previously discussed, deterioration in our loan portfolio resulted in significant charge-offs during 2008, as compared to historical levels.

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
Investment strategies are established by the ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity. In general, the investment portfolio is managed with a focus on the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting goals (i) and (ii).
At December 31, 2008, the securities classified as available for sale, which are carried at market value, totaled $58.6 million, with an amortized cost of $57.8 million, compared to a December 31, 2007 total market value of $113.0 million with an amortized cost of $113.1 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that we intend to use as a part of our asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Government agencies with an average life of 1.7 years, State and political subdivisions with an average life of 8.3 years and other bonds, notes and debentures with an average life of 18.5 years. In 2008, there were no transfers or sales of securities classified as held to maturity. Securities classified as held to maturity totaled $23.6 million, with a market value of $24.3 million at December 31, 2008. We determined that we have both the ability and intent to hold those securities classified as investment securities until maturity. Securities held to maturity consist of municipal bonds with an average life of 2.8 years. During 2008, $74.2 million in securities matured and approximately $0.3 million in proceeds were received from securities sold. The proceeds from maturities were used to reduce overnight borrowings and fund overnight investments and loans.
CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2008

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(Table dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. government agency	$20,899	3.96%	$24,611	3.63%	$—	—	$—	—
State and political subdivisions (2)	—	—	1,847	5.12%	847	5.45%	2,788	5.93%
Other	—	—	—	—	—	—	2,693	7.54%

Total	$20,899	3.96%	$26,458	3.73%	$847	5.45%	$5,481	6.72%

Held to maturity:
State and political subdivisions (2)	$6,454	6.54%	$12,654	6.70%	$2,938	7.31%	$1,581	7.44%

Total	$6,454	6.54%	$12,654	6.70%	$2,938	7.31%	$1,581	7.44%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2008.

The following table provided information regarding the composition of our investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

(Table in thousands)	2008	2007	2006
Available for sale (at estimated fair value):
U.S. Treasury	$—	$5,055	$4,994
U.S. government agency	46,063	93,763	111,740
State and political subdivisions	5,416	5,520	5,533
Other	7,097	8,628	12,046

Total	$58,576	$112,966	$134,313

Held to maturity (at amortized cost):
State and political subdivisions	$23,627	$29,656	$35,254

Total	$23,627	$29,656	$35,254

CONTRACTUAL OBLIGATIONS
Our contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2008

	Within	One to	Three to	Five
	One	Three	Five	Years or
(Table in thousands)	Year	Years	Years	More	Total
Contractual Cash Obligations
Overnight borrowings	$12,669	$—	$—	$—	$12,669
Short-term borrowings	36,278	—	—	—	36,278
Long-term borrowings	—	13,075	1,000	—	14,075
Capitalized lease obligations	444	888	799	1,768	3,899
Operating lease obligations	396	636	60	—	1,092

Total	$49,787	$14,599	$1,859	$1,768	$68,013

Other Commitments
Commitments to extend credit	$77,841	$14,321	$6,078	$64,718	$162,958
Standby letters of credit	4,617	378	3	—	4,998

Total	$82,458	$14,699	$6,081	$64,718	$167,956

OFF-BALANCE SHEET ARRANGEMENTS
We enter into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2008 do not represent the amounts that may ultimately be paid under these contracts. In addition, we have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2008 and 2007, such unfunded commitments to extend credit were approximately $163.0 million and $202.5 million, respectively, while commitments in the form of standby letters of credit totaled approximately $5.0 million and $7.8 million, respectively. Further discussions of derivative instruments are included under “Liquidity, Interest Rate Sensitivity and Market Risks” above and under Note 1, “Summary of Significant Accounting Policies,” Note 19, “Commitments and Contingencies,” Note 20, “Fair Value of Financial Instruments” and Note 21, “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”
RELATED PARTY TRANSACTIONS
We have no material related party transactions. We may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws. We purchased a facility and terminated related party operating leases in 2008 that we had with Salem Investors, LLC. Further discussions of related party transactions are included under Note 3, “Loans,” and Note 10, “Leases,” in the “Notes to Consolidated Financial Statements.”

SEGMENT RESULTS
Our operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on our existing organizational structure. See Note 22, “Operating Segments,” in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and our reporting practices utilized to manage these segments and financial disclosures by segment as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.
Community Banking
The changes in 2008 compared to 2007, and 2007 compared to 2006 are as follows:

			2008 compared to 2007				2007 compared to 2006
(Table dollars in thousands)	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Net interest income	$34,345	$50,093	$(15,748)	-31.4%	$50,093	$52,393	$(2,300)	-4.4%
Provision for loan losses	30,143	55,083	(24,940)	-45.3%	55,083	6,366	48,717	765.3%
Securities gains (losses)	(754)	1	(755)	n/m	1	(26)	27	-103.8%
Total other income	7,988	9,263	(1,275)	-13.8%	9,263	8,585	678	7.9%
Salaries and wages	13,480	12,603	877	7.0%	12,603	11,948	655	5.5%
Employee benefits	3,401	5,126	(1,725)	-33.7%	5,126	4,136	990	23.9%
Goodwill impairment	10,763	—	10,763	n/a	—	—	—	n/a
Total other expenses	41,773	30,105	11,668	38.8%	30,105	26,033	4,072	15.6%
Income tax expense (benefit)	4,842	(11,437)	16,279	-142.3%	(11,437)	9,613	(21,050)	-219.0%
Net income (loss)	(34,425)	(14,395)	(20,030)	139.1%	(14,395)	18,966	(33,361)	-175.9%
Identifiable segment assets	1,112,029	1,179,466	(67,437)	-5.7%	1,179,466	1,166,171	13,295	1.1%
The Community Banking segment was comprised of 22 banking offices at the end of 2008 and 2007. Charge-offs for 2008 decreased $26.9 million compared to 2007. As discussed above under “Provisions and Allowance for Loan Losses,” deterioration in our loan portfolio resulted in significant increases in our charge-offs for both 2008 and 2007 compared to our levels of charge-offs for years prior to 2007.
Securities gains (losses) for 2008 include losses of $821 thousand for other-than-temporary-impairment that are included in total other income.
The Bank’s 2008 increase in other expenses primarily related to goodwill impairment in 2008, increases in FDIC deposit insurance premiums and credit related expenses, partially offset by a decrease in personnel costs due to the suspension of performance based incentives and profit sharing contributions. Comparing 2007 to 2006, other expenses increased primarily in costs for employee benefits and outside services.
Mortgage Banking
The changes in 2008 compared to 2007, and 2007 compared to 2006 are as follows:

			2008 compared to 2007				2007 compared to 2006
(Table dollars in thousands)	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Net interest income	$3,158	$3,249	$(91)	-2.8%	$3,249	$3,226	$23	0.7%
Provision for loan losses	85	48	37	77.1%	48	48	—	0.0%
Total other income	3,560	3,916	(356)	-9.1%	3,916	3,975	(59)	-1.5%
Salaries and wages	4,221	4,172	49	1.2%	4,172	4,222	(50)	-1.2%
Employee benefits	380	380	—	0.0%	380	319	61	19.1%
Total other expenses	6,870	6,482	388	6.0%	6,482	6,485	(3)	0.0%
Income tax expense (benefit)	(245)	254	(499)	-196.5%	254	267	(13)	-4.9%
Net income	8	381	(373)	-97.9%	381	401	(20)	-5.0%
Identifiable segment assets	31,885	35,167	(3,282)	-9.3%	35,167	28,557	6,610	23.1%
The Mortgage Banking segment’s mortgage originations totaled $254.7 million in 2008, down $12.5 million, or 4.7%, from originations of $267.2 million in 2007, primarily due to the decline in the housing market.

Other
Our Other segment represents primarily treasury and administration activities. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, debt, and stockholder communications, reporting, and record keeping.
NEW ACCOUNTING PRONOUNCEMENTS
Note 1,“Summary of Significant Accounting Policies,” to the “Notes to Consolidated Financial Statements” in Item 8 discusses new accounting policies adopted by the Company during 2008 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable portions of this section and “Notes to the Consolidated Financial Statements”.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained in Item 7 above under the caption “Liquidity, Interest Rate Sensitivity and Market Risks.”

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Supplementary Financial Data

Begins on
Page
Report of Independent Registered Public Accounting Firm	39

Financial Statements:

Consolidated Balance Sheets	40
December 31, 2008 and 2007

Consolidated Statements of Income	41
Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income	42
Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity	43
Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows	44
Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements	46
Years Ended December 31, 2008, 2007 and 2006

Supplementary Financial Data:

Selected Quarterly Financial Data (Unaudited)	78
Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Granite Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bank of Granite Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 30, 2009

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(In thousands except per share data)	2008	2007
ASSETS:
Cash and cash equivalents
Cash and due from banks	$26,164	$29,905
Interest-bearing deposits	6,819	3,419
Federal funds sold	16,000	—

Total cash and cash equivalents	48,983	33,324

Investment securities
Available for sale, at fair value (amortized cost of $57,840 and $113,129 at December 31, 2008 and 2007, respectively)	58,576	112,966

Held to maturity, at amortized cost (fair value of $24,292 and $30,395 at December 31, 2008 and 2007, respectively)	23,627	29,656

Loans	948,149	946,326
Allowance for loan losses	(24,806)	(17,673)

Net loans	923,343	928,653

Mortgage loans held for sale	16,770	15,319

Premises and equipment, net	19,079	15,462
Accrued interest receivable	3,979	6,949
Investment in bank owned life insurance	31,278	30,090
Intangible assets	143	10,969
Other assets	21,177	35,760

Total assets	$1,146,955	$1,219,148

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Demand	$117,168	$143,945
NOW accounts	153,444	130,354
Money market accounts	204,108	242,872
Savings	19,674	21,169
Time deposits of $100 or more	208,002	208,271
Other time deposits	289,426	225,378

Total deposits	991,822	971,989
Overnight and short-term borrowings	48,947	100,190
Long-term borrowings	14,075	17,607
Accrued interest payable	2,750	3,212
Other liabilities	15,191	10,885

Total liabilities	1,072,785	1,103,883

STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value, authorized - 25,000 shares; issued - 18,981 shares in 2008 and 18,965 shares in 2007; outstanding - 15,454 shares in 2008 and 15,438 shares in 2007	18,981	18,965
Additional paid-in capital	30,190	30,053
Retained earnings	77,928	118,196
Accumulated other comprehensive loss, net of deferred income taxes of $714 and $64 at December 31, 2008 and 2007, respectively	(1,077)	(97)
Less: Cost of common stock in treasury; 3,527 shares in 2008 and 3,527 shares in 2007	(51,852)	(51,852)

Total stockholders’ equity	74,170	115,265

Total liabilities and stockholders’ equity	$1,146,955	$1,219,148

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands except per share data)	2008	2007	2006
INTEREST INCOME:
Interest and fees from loans	$57,953	$77,066	$73,682
Interest and fees from mortgage banking	4,336	4,840	4,398
Federal funds sold	63	91	670
Interest-bearing deposits	339	252	755
Investments:
U.S. Treasury	150	173	173
U.S. Government agencies	2,129	4,718	4,309
States and political subdivisions	1,335	1,592	1,851
Other	618	583	535

Total interest income	66,923	89,315	86,373

INTEREST EXPENSE:
Time deposits of $100 or more	8,724	10,036	9,324
Other time and savings deposits	17,920	22,776	18,839
Overnight and short-term borrowings	2,431	3,348	2,694
Long-term borrowings	678	688	920

Total interest expense	29,753	36,848	31,777

NET INTEREST INCOME	37,170	52,467	54,596
PROVISION FOR LOAN LOSSES	30,228	55,131	6,414

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	6,942	(2,664)	48,182

OTHER INCOME:
Service charges on deposit accounts	5,664	5,876	5,755
Other service charges, fees and commissions	703	919	863
Mortgage banking income	3,573	3,916	3,975
Securities gains (losses)	(1,938)	1	92
Other	2,376	2,467	1,993

Total other income	10,378	13,179	12,678

OTHER EXPENSES:
Salaries and wages	17,701	16,775	16,170
Employee benefits	3,796	5,521	4,476
Occupancy expense, net	2,443	2,456	2,291
Equipment rentals, depreciation and maintenance	2,568	2,293	2,488
Goodwill impairment	10,763	—	—
Other	11,703	9,956	7,523

Total other expenses	48,974	37,001	32,948

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(31,654)	(26,486)	27,912
INCOME TAX EXPENSE (BENEFIT)	4,597	(11,183)	9,880

NET INCOME (LOSS)	$(36,251)	$(15,303)	$18,032

PER SHARE AMOUNTS
Net income (loss) — Basic	$(2.35)	$(0.97)	$1.12
Net income (loss) — Diluted	(2.35)	(0.97)	1.12
Dividends	0.26	0.52	0.48
Book value	4.80	7.47	9.14
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
NET INCOME (LOSS)	$(36,251)	$(15,303)	$18,032

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive income (loss), before tax:
Unrealized gains on securities available for sale	2,839	1,357	126
Reclassification adjustment for gains (losses) included in net income	(1,943)	1	90
Unrealized gains (losses) on mortgage derivative instruments	—	100	(41)
Prior service cost and net actuarial loss — SERP	(2,526)	—	—

Other comprehensive income (loss), before tax	(1,630)	1,458	175
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(357)	(541)	(86)
Change in deferred income taxes related to change in unrealized gains or losses on mortgage derivative instruments	—	(40)	16
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	1,007	—	—

Items of other comprehensive income (loss), net of tax	(980)	877	105

COMPREHENSIVE INCOME (LOSS)	$(37,231)	$(14,426)	$18,137

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands except per share data)	2008	2007	2006
COMMON STOCK, $1.00 par value
At beginning of year	$18,965	$18,922	$15,097
Par value of shares issued under stock option plan	16	43	41
Transfer from surplus due to stock splits	—	—	3,784

At end of year	18,981	18,965	18,922

ADDITIONAL PAID-IN CAPITAL
At beginning of year	30,053	29,524	32,679
Surplus of shares issued under stock option plan	112	456	574
Tax benefit from nonqualifying dispositions of stock options	10	58	34
Stock-based compensation expense	15	15	21
Transfer to common stock due to stock splits	—	—	(3,784)

At end of year	30,190	30,053	29,524

RETAINED EARNINGS
At beginning of year	118,196	141,662	133,209
Cumulative effect of adoption of SAB 108	—	—	(1,807)
Net income (loss)	(36,251)	(15,303)	18,032
Dividends	(4,017)	(8,163)	(7,761)
Cash paid for fractional shares	—	—	(11)

At end of year	77,928	118,196	141,662

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	(97)	(974)	(1,079)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	539	817	130
Net change in unrealized gains or losses on mortgage derivative instruments, net of deferred income taxes	—	60	(25)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	(1,519)	—	—

At end of year	(1,077)	(97)	(974)

COST OF COMMON STOCK IN TREASURY
At beginning of year	(51,852)	(42,701)	(40,058)
Cost of common stock repurchased	—	(9,151)	(2,643)

At end of year	(51,852)	(51,852)	(42,701)

Total stockholders’ equity	$74,170	$115,265	$146,433

Shares issued
At beginning of year	18,965	18,922	15,097
Shares issued under incentive stock option plans	16	43	41
Shares issued due to stock splits	—	—	3,784

At end of year	18,981	18,965	18,922

Common shares in treasury
At beginning of year	(3,527)	(2,899)	(2,185)
Common shares repurchased	—	(628)	(134)
Shares issued due to stock splits	—	—	(580)

At end of year	(3,527)	(3,527)	(2,899)

Total shares outstanding	15,454	15,438	16,023

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,251)	$(15,303)	$18,032

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,946	1,671	1,795
Provision for loan losses	30,228	55,131	6,414
Goodwill impairment	10,763	—	—
Stock-based compensation expense	15	15	21
Investment security premium amortization, net	192	203	239
Acquisition premium amortization, net	46	79	212
Deferred income taxes	9,507	(1,602)	(1,635)
Losses (gains) on sales or calls of securities available for sale	6	(1)	(90)
Gains on calls of securities held to maturity	(5)	—	(2)
Impairment losses on securities	1,937	—	—
Originations of loans held for sale	(254,684)	(267,163)	(248,945)
Proceeds from loans held for sale	256,538	266,073	250,896
Losses (gains) on loans held for sale	(3,305)	(2,432)	335
Losses on hedged mortgage loan commitments	—	100	—
Loss on disposal or sale of premises	39	2	103
Gains on disposal or sale of equipment	(10)	(1)	(13)
Loss (gain) on sale of other real estate	681	728	(25)
Decrease in taxes payable	—	(583)	(195)
Decrease (increase) in accrued interest receivable	2,970	1,672	(1,234)
Increase (decrease) in accrued interest payable	(462)	(115)	826
Increase in cash surrender value of bank owned life insurance	(1,188)	(1,164)	(863)
Decrease (increase) in other assets	4,017	(19,808)	(1,032)
Increase in other liabilities	3,787	207	1,696

Net cash provided by operating activities	26,767	17,709	26,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	68,152	20,361	15,898
Proceeds from maturities, calls and paydowns of securities held to maturity	6,010	5,565	6,071
Proceeds from sales of securities available for sale	275	4,326	760
Purchases of securities available for sale	(15,251)	(6,758)	(38,545)
Net increase in loans	(24,933)	(87,117)	(84,685)
Investment in bank owned life insurance	—	(2,001)	(6,369)
Capital expenditures	(5,602)	(3,719)	(2,465)
Proceeds from sales of fixed assets	10	11	1,959
Proceeds from sales of other real estate	1,027	655	748

Net cash provided (used) by investing activities	29,688	(68,677)	(106,629)

See notes to consolidated financial statements.
(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS	(concluded from previous page)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings deposits	$(43,946)	$24,241	$38,466
Net increase (decrease) in time deposits	63,779	(16,089)	46,260
Net increase (decrease) in overnight and short-term borrowings	(51,243)	40,492	(608)
Net increase (decrease) in long-term borrowings	(3,500)	2,500	(2,000)
Proceeds from shares issued under stock option plan	128	499	581
Tax benefit on shares issued under stock option plan	10	58	34
Dividends paid	(6,024)	(8,239)	(7,485)
Purchases of common stock for treasury	—	(9,151)	(2,643)
Cash paid for fractional shares	—	—	(11)

Net cash provided (used) by financing activities	(40,796)	34,311	72,594

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	15,659	(16,657)	(7,501)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,324	49,981	57,482

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,983	$33,324	$49,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30,215	$36,963	$30,951
Income taxes	4,597	(10,600)	$10,075
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	—	3,784
Transfer from loans to other real estate owned	6,022	3,277	1,281
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts for periods prior to December 31, 2008 have been reclassified to conform to the presentation for the period ended December 31, 2008.
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
The volatility of the real estate development market could affect the Company’s assumptions about the collectibility of its loan portfolio, and the value of the real estate serving as collateral for repayment of these loans. If the Company’s assumptions are incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio.
There can be no assurance that the declines in market value associated with some of the investment securities held in the Company’s portfolio will not result in additional impairments of these assets that are other than temporary. The discount rate used in the discounted cash flow projections could require adjustment for additional credit risk.
The Company’s assumptions used to evaluate the recorded value of goodwill consider the continued decline in economic activity and the dislocation in the financial service sector of the economy and stock market. These evaluations primarily relied on fair value calculations based on estimated cash flows and investor views on terminal values. Also see “GOODWILL AND OTHER INTANGIBLES” below.
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
Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. An impairment reserve is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for nonaccrual loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of impaired loans, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 3,“Loans,” and Note 4,“Allowance for Loan Losses,” below.
ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio at the date of the financial statements. Management’s determination of a reasonable loan loss allowance is based on ongoing quarterly assessments of evaluations of the collectibility and historical loss experience of the loan portfolio. The Company also evaluates other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. Also see Note 4, “Allowance for Loan Losses,” below.
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
GOODWILL AND OTHER INTANGIBLES — The Company’s 2003 acquisition of First Commerce generated goodwill of $10.8 million and core deposit intangible assets of $630 thousand. The Company uses a non-amortization approach to account for purchased goodwill and other intangible assets with indefinite useful lives.
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.
The Company has typically evaluated goodwill for impairment during May of each year. A determination was made during May of 2008 and September 30, 2008 that its goodwill was not impaired. These evaluations primarily relied on fair value calculations based on estimated cash flows and investor views on terminal values.

During the fourth quarter of 2008, the Company made an initial assessment of the goodwill by updating its prior assumptions and evaluations and concluded that the goodwill was not impaired. However, as the completion of the financial statements proceeded and the pressures on the financial services sector became more apparent, primarily evidenced by the level of the Company’s stock price, it determined it was likely that the goodwill was impaired. The Company then conducted fair value evaluations of the Bank’s assets and liabilities and determined based on the factors cited above and the write-down of the fair value of its loans, see Note 20, “Fair Value of Financial Instruments” below, that the value of the goodwill was impaired in the total amount of $10.8 million and the goodwill was written off.
Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $143 thousand, net of accumulated amortization of $487 thousand, as of December 31, 2008. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 10 years. Amortization expense associated with the core deposit intangible asset was approximately $63 thousand, $74 thousand, and $86 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Projected amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $52 thousand, $40 thousand, $29 thousand, $17 thousand and $6 thousand, respectively.
INCOME TAXES — Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income; the availability of prior year carry back of taxes previously paid; or the previous implementation of tax strategies to increase the likelihood of realization. In the fourth quarter, the Company considered all evidence currently available, both positive and negative in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. For more information about the evidence that management considers, see Note 7, “Income Taxes,” below.
The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) in the first quarter of 2007. There was no material impact from the adoption of FIN 48. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense.
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
STOCK-BASED COMPENSATION — The Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method effective the first quarter of 2006 for accounting for share- based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation.

The Company estimated aggregate option values of $2.15, $4.02 and $4.66 for 2008, 2007 and 2006, respectively, in order to compute its estimation of option compensation expense associated with the fair value method, using The Black Scholes Model. The following assumptions were used:

	2008	2007	2006
Risk-free rate	3.41%	4.57%	5.00%
Average expected term (years)	5.5 years	5.5 years	5.6 years
Expected volatility	43.22%	33.42%	34.24%
Expected dividend yield	3.18%	3.09%	2.85%
Expected turnover	8.76%	8.79%	8.66%
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
NEW ACCOUNTING STANDARDS — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2, which was effective upon issuance, delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP SFAS 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”), effective upon issuance, which is intended to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As discussed in Note 17, “Adoption of Financial Accounting Standard Number 157,” below, the Company adopted SFAS No. 157 in the first quarter of 2008, and the adoption did not have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 based on the substantive agreement of the employee. If the employer has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB Opinion No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not provide post-employment death benefits; therefore, the adoption of EITF Issue 06-4 did not impact its consolidated financial statements.
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
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Accounting for Written Loan Commitments Accounted for at Fair Value” (“SAB No. 109”), which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB No. 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB No. 105, “Application of Accounting Principles to Loan Commitments,” this component of value was not incorporated into the fair value of the loan commitment. SAB No. 109 is effective for written loan commitments entered into or modified in fiscal quarters beginning after December 15, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS No. 133. The impact of SAB No. 109 is to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The Company adopted SAB No. 109 in the first quarter of 2008, and the adoption did not have a material effect on its consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The Company applied the recognition and disclosure provisions of SFAS No. 158 during the fourth quarter of 2008, upon execution of the individual participants’ agreements. The effect of applying SFAS No. 158 on the Company’s financial condition at December 31, 2008 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2007 or 2006. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan. See Note 9, “Employee Benefit Plans,” below for further discussion of the effect of applying SFAS No. 158 on the Company’s consolidated financial statements.

2. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2008 and 2007 are as follows:

(Table in thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2008:

U. S. Government agencies due:
Within 1 year	$20,899	$340	$—	$21,239
After 1 year but within 5 years	24,611	218	5	24,824

Total U.S. Government agencies	45,510	558	5	46,063

State and local due:
After 1 year but within 5 years	1,847	37	—	1,884
After 5 years but within 10 years	847	4	4	847
After 10 years	2,788	—	103	2,685

Total state and local	5,482	41	107	5,416

Others* due:
After 10 years	2,693	210	—	2,903
Equity securities	4,155	39	—	4,194

Total others	6,848	249	—	7,097

Total available for sale	$57,840	$848	$112	$58,576

HELD TO MATURITY
At December 31, 2008:

State and local due:
Within 1 year	$6,454	$50	$—	$6,504
After 1 year but within 5 years	12,654	404	—	13,058
After 5 years but within 10 years	2,938	133	—	3,071
After 10 years	1,581	78	—	1,659

Total state and local	23,627	665	—	24,292

Total held to maturity	$23,627	$665	$—	$24,292

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the year ended December 31, 2008 resulted in $62 thousand realized gains and $68 thousand realized losses. Calls of securities held to maturity resulted in $5 thousand gains and no losses in 2008. The amortized costs of certain equity securities were written down by $1.9 million in 2008 for declines in value deemed to be other than temporary impairment.
As of December 31, 2008, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net gains of $736 thousand, net of deferred income taxes of $293 thousand, related to securities available for sale.

(Table in thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2007:

U. S. Treasury due:
Within 1 year	$5,056	$—	$1	$5,055

Total U.S. Treasury	5,056	—	1	5,055

U. S. Government agencies due:
Within 1 year	28,713	—	81	28,632
After 1 year but within 5 years	62,850	309	28	63,131
After 5 years but within 10 years	1,999	1	—	2,000

Total U.S. Government agencies	93,562	310	109	93,763

State and local due:
After 1 year but within 5 years	981	1	—	982
After 5 years but within 10 years	1,733	14	—	1,747
After 10 years	2,803	2	14	2,791

Total state and local	5,517	17	14	5,520

Others* due:
After 10 years	3,145	207	28	3,324
Equity securities	5,849	229	774	5,304

Total others	8,994	436	802	8,628

Total available for sale	$113,129	$763	$926	$112,966

HELD TO MATURITY
At December 31, 2007:

State and local due:
Within 1 year	$5,783	$20	$—	$5,803
After 1 year but within 5 years	18,225	418	—	18,643
After 5 years but within 10 years	3,604	165	—	3,769
After 10 years	2,044	136	—	2,180

Total state and local	29,656	739	—	30,395

Total held to maturity	$29,656	$739	$—	$30,395

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the year ended December 31, 2007 resulted in $937 realized gains and no realized losses. Calls of securities held to maturity did not result in any gains or losses in 2007.
As of December 31, 2007, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $163 thousand, net of deferred income taxes of $64 thousand, related to securities available for sale.
Sales and calls of securities available for sale for the year ended December 31, 2006 resulted in $126 thousand realized gains and $37 thousand realized losses. Calls of securities held to maturity resulted in gross gains of $2 thousand, and no losses in 2006.
Securities with an amortized cost of $59.8 million and $68.5 million were pledged as collateral for public deposits and for other purposes as required by law at December 31, 2008 and 2007, respectively.

Securities with unrealized losses at December 31, 2008 and 2007 not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Table in thousands)	Value	Loss	Value	Loss	Value	Loss

2008
U.S. Government agencies	$1,995	$(5)	$—	$—	$1,995	$(5)
State and local	985	(60)	2,128	(47)	3,113	(107)

Total temporarily impaired	$2,980	$(65)	$2,128	$(47)	$5,108	$(112)

2007
U.S. Treasury	$—	$—	$5,055	$(1)	$5,055	$(1)
U.S. Government agencies	—	—	47,596	(109)	47,596	(109)
State and local	1,223	(9)	1,405	(5)	2,628	(14)
Others	2,483	(370)	4,303	(432)	6,786	(802)

Total temporarily impaired	$3,706	$(379)	$58,359	$(547)	$62,065	$(926)

Declines in the fair value of available-for-sale and held-to-maturity securities that are deemed to be other- than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of cost.
Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to decreases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market interest rates decline.
U.S. Treasury/U.S. Government agency obligations — The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of the U.S. government agencies were caused by interest rate decreases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired.
State and local government obligations — The unrealized losses on the Company’s investments in State and local government obligations were caused by interest rate decreases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The issuers have the ability to increase tax revenues if necessary to fulfill their obligations. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired.
Others
Marketable equity securities — The Company’s investments in marketable equity securities consist primarily of investments in mutual funds and preferred stocks. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2007. Other-than-temporary impairment write-downs of $1.9 million were recorded in 2008 on these securities.

3. LOANS
Loans are made primarily to customers in the Company’s market areas. Loans at December 31, 2008 and 2007, classified by type, are as follows:

(Table in thousands)	2008	2007
Real estate:
Construction	$146,167	$182,457
Mortgage	593,233	513,140
Commercial, financial and agricultural	199,370	238,469
Consumer	10,713	13,481
All other loans	258	567

	949,741	948,114
Deferred origination fees, net	(1,592)	(1,788)

Total	$948,149	$946,326

Nonperforming assets at December 31, 2008 and 2007 are as follows:

(Table in thousands)	2008	2007	% Change
Nonaccrual loans	$50,591	$36,450	38.8%
Loans 90 days or more and still accruing interest	114	162	-29.6%
Foreclosed properties	6,805	2,491	173.2%

Total	$57,510	$39,103	47.1%

Impaired loans with related loan loss allowance	$20,816	$3,529	489.9%
Impaired loans without related loan loss allowance	21,799	23,488	-7.2%

Total investment in impaired loans	$42,615	$27,017	57.7%

Loan loss allowance related to impaired loans	$5,400	$3,029	78.3%

Average recorded balance of impaired loans	$29,000	$22,500	28.9%

For the years ended December 31, 2008, 2007, and 2006, the Bank recognized interest income on impaired loans of approximately $813 thousand, $523 thousand and $480 thousand, respectively.
If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been approximately $2.0 million in 2008, $0.4 million in 2007 and $1.0 million in 2006. Interest income recognized on nonaccrual loans for 2008, 2007 and 2006 was approximately $1.0 million, $2.2 million and $0.2 million, respectively.
Changes in foreclosed properties for year ended December 31, 2008 are as follows:

(Table in thousands)	2008
Balance at beginning of year	$2,491
Additions	6,022
Proceeds from sale	(1,027)
Write-downs and net gain (loss) on sale	(681)

Balance at end of year	$6,805

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2008 and 2007, directors’ and principal officers’ direct and indirect indebtedness to the Bank was an aggregate amount of $5.2 million and $3.8 million, respectively. During 2008, additions to such loans were $2.9 million and repayments totaled $1.5 million. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.
4. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

(Table in thousands)	2008	2007	2006
Balance at beginning of year	$17,673	$15,787	$13,924

Loans charged off:
Real estate	15,550	14,850	1,708
Commercial, financial and agricultural	10,557	30,955	2,808
Credit cards and related plans	16	15	26
Installment loans to individuals	396	177	410
Demand deposit overdraft program	195	233	251
Asset-based lending	—	7,433	—

Total charge-offs	26,714	53,663	5,203

Recoveries of loans previously charged off:
Real estate	1,340	233	84
Commercial, financial and agricultural	2,041	19	282
Credit cards and related plans	1	4	10
Installment loans to individuals	145	47	138
Demand deposit overdraft program	92	115	138

Total recoveries	3,619	418	652

Net charge-offs	23,095	53,245	4,551

Provision for loan losses	30,228	55,131	6,414

Balance at end of year	$24,806	$17,673	$15,787

Ratio of net charge-offs during the year to average loans outstanding during the year	2.42%	5.70%	0.52%
5. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2008 and 2007 follow:

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2008:

Land	$3,937	$—	$3,937
Buildings	13,935	4,618	9,317
Leasehold improvements	768	389	379
Furniture, equipment and vehicles	16,842	13,078	3,764
Capitalized leases	1,959	349	1,610
Construction in progress	72	—	72

Total	$37,513	$18,434	$19,079

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2007:

Land	$2,814	$—	$2,814
Buildings	11,295	4,271	7,024
Leasehold improvements	770	281	489
Furniture, equipment and vehicles	15,650	11,882	3,768
Capitalized leases	1,460	155	1,305
Construction in progress	62	—	62

Total	$32,051	$16,589	$15,462

6. OTHER INCOME AND EXPENSES
For the years ended December 31, 2008, 2007 and 2006, items included in service charges on deposit accounts, other income, and other expenses that exceeded 1% of total revenues are set forth below.

(Table in thousands)	2008	2007	2006
Items included in service charges on deposit accounts
Fees from demand deposit overdrafts	$4,004	$4,157	$4,085

Items included in other income
Increase in cash value of BOLI	1,188	1,164	863

Items included in other expenses
Telephone	820	811	781
Outside consulting services	1,097	916	557
Marketing	797	875	924
Legal fees (other than collection)	922	1,127	284
FDIC deposit insurance premiums	1,176	117	117
Loss on other real estate owned	828	778	122
7. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 follow.

(Table in thousands)	2008	2007	2006
Income tax expense (benefit)
Current	$(4,910)	$(9,581)	$11,515
Deferred	9,507	(1,602)	(1,635)

Total	$4,597	$(11,183)	$9,880

Changes in deferred taxes of approximately $357 thousand, $(541) thousand and $(86) thousand related to unrealized gains and losses on securities available for sale during 2008, 2007 and 2006, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of approximately $1.0 million related to deferred retirement prior service costs were allocated to other comprehensive income during 2008.
The Company had losses in 2007 that were carried back to tax years 2005 and 2006, and had losses in 2008 that were carried back to 2006. There are no additional loss carrybacks available.

Reconciliations of reported income tax expense for the years ended December 31, 2008, 2007 and 2006 to the amount of tax expense (benefit) computed by multiplying income before income taxes by the statutory federal income tax rate follows.

(Table dollars in thousands)	2008	2007	2006
Statutory federal income tax rate	35%	35%	35%

Tax expense (benefit) at statutory rate	$(10,550)	$(9,270)	$9,769
Increase (decrease) in income taxes resulting from:
Deferred tax asset valuation allowance	13,000	—	—
Goodwill impairment	3,767	—	—
Investment security write-offs	678	—	—
State income taxes net of federal tax benefit	(2,292)	(1,128)	1,012
Tax-exempt interest income	(474)	(572)	(668)
Other, net	468	(213)	(233)

Income tax expense (benefit)	$4,597	$(11,183)	$9,880

In 2008, the effective tax rate differs from the federal statutory rate of 35% primarily due to the establishment of a significant partial valuation allowance against the Company’s deferred tax assets.
The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$9,877	$—	$9,877
Deferred compensation	2,361	—	2,361
Deferred retirement prior service costs	1,007	—	1,007
State taxes on loss carryforward	1,511	—	1,511
Excess tax over book loan interest income	988	—	988
Excess tax over book loan fee income	653	—	653
Deferred tax asset valuation allowance	(13,000)	—	(13,000)
OID loan fee deferrals	—	(587)	(587)
Excess tax over book fixed asset depreciation	—	(512)	(512)
Excess tax over book prepaid amortization	—	(166)	(166)
Unrealized gain on securities available for sale	—	(293)	(293)
Other, net	72	(340)	(268)

Total	$3,469	$(1,898)	$1,571

	December 31, 2007
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$6,990	$—	$6,990
Deferred compensation	1,746	—	1,746
State taxes on loss carryforward	1,511	—	1,511
Excess tax over book loan fee income	706	—	706
Excess tax over book loan interest income	685	—	685
OID loan fee deferrals	—	(563)	(563)
Excess tax over book fixed asset depreciation	—	(455)	(455)
Excess tax over book prepaid amortization	—	(255)	(255)
Unrealized losses on securities available for sale	64	—	64
Other, net	262	(263)	(1)

Total	$11,964	$(1,536)	$10,428

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income, the availability of prior year carry back of taxes previously paid, or the previous implementation of tax strategies to increase the likelihood of realization. In the fourth quarter, the Company considered all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized.
Based in large part on its assessment of its inability to generate sufficient taxable income in the current economic conditions and its limited ability to implement certain tax strategies, the Company determined that, as of December 31, 2008, it was more likely than not that it would not realize the portion of its net deferred tax assets that is dependent upon the generation of future taxable income. As a result, the Company recorded a valuation allowance against these net deferred tax assets at December 31, 2008. The valuation allowance recorded in the fourth quarter had a material effect on the Company’s financial position as of December 31, 2008 and its results of operations for 2008. It is possible that, in future periods, the uncertainties regarding the Company’s future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, the Company would assess the need for a reduction of the valuation allowance, which could have a material effect on its financial position and results of its operations in the period of the reduction.
8. STOCK OPTIONS
At December 31, 2008, 2007 and 2006, 90,612, 153,837 and 207,210 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 738,500 shares at December 31, 2008, 743,500 shares at December 31, 2007, and 309,774 shares at December 31, 2006. Option prices are established at market value on the dates granted by the Board of Directors.
A summary of the status of the Company’s incentive stock option plans at December 31, 2008, 2007 and 2006 and changes during the years then ended are presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	153,837	$13.08	207,210	$12.86	271,890	$12.90
Granted	5,000	7.30	6,500	14.29	2,500	15.36
Exercised	16,036	7.99	43,723	11.41	51,401	11.97
Expired, forfeited or canceled	52,189	17.69	16,150	15.29	15,779	16.81

Outstanding at end of year	90,612	$11.00	153,837	$13.08	207,210	$12.86

Options exercisable at end of year	76,662	$10.83	140,212	$12.94	194,210	$12.74

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2008 follow.

	Outstanding Options			Exercisable Options
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2008	Life (years)	Price	2008	Price
$0.00 - 8.25	23,228	2.1	$6.01	20,728	$6.27
8.26 - 10.25	20,732	1.8	9.18	20,732	9.18
10.26 - 14.25	14,750	2.0	13.37	8,450	14.10
14.26 - 15.25	25,152	1.5	14.47	24,152	14.47
15.26 - 18.25	6,750	2.5	15.64	2,600	15.83

5.74 - 20.96	90,612	1.9	11.00	76,662	10.83

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. In general, options become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. The Company issued options to purchase shares of its common stock in exchange for the First Commerce stock options that were outstanding at the time the merger was completed. First Commerce’s stock option plans provided that all of the outstanding options were vested as of the acquisition date. The option plans assumed in the acquisition of First Commerce are exercisable for ten-years after the date of grant and became fully vested as of the July 15, 2003 acquisition date. No other options may be exercisable more than five-years after the date of grant, unless the exercise date is extended by the Board of Directors. In 2002, the Board of Directors extended the exercise period to ten-years for options granted during 1998 because the exercise prices of such grants exceeded the market price resulting in no value to the Company or the optionee. In 2004, the Board of Directors also extended the exercise period to ten-years for options granted during 1999, and in 2005 extended the period for options granted during 2000.
9. EMPLOYEE BENEFIT PLANS
Bank Profit-Sharing Plan
The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the year ended December 31, 2008. The Company’s expense totaled $0.9 million, and $1.6 million for the years ended December 31, 2007 and 2006, respectively.
Bank Savings SERP
The Bank sponsors a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allows the Bank to supplement the level of the executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by the Bank. There was no Company expense for the year ended December 31, 2008. The Company’s expense totaled approximately $32 thousand, and $33 thousand for the years ended December 31, 2007 and 2006, respectively.
Bank Officers’ SERP
Effective January 1, 2008, the Bank implemented the Amended and Restated Bank of Granite Salary Continuation Plan (“the Plan”). The Plan is non-tax qualified and is unfunded. The Plan benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. As a result of the Plan implementation, the Company applied the accounting guidelines of SFAS No. 87, as amended by SFAS No. 132 and SFAS No. 158, which further amends the previous pronouncements. The Company had previously accounted for the officers’ SERP in accordance with the existing separate employee agreements.

The accounting guidelines of SFAS No. 87 and the additional recognition and disclosure provisions of SFAS No. 158 required the Company to recognize the projected benefit obligation ($7.9 million) in the December 31, 2008 statement of financial position. The adjustment for the unrecognized prior service cost was made to other comprehensive income, net of tax. The prior service cost and unrecognized actuarial loss ($2.5 million) will be amortized over the remaining average service life of the Plan participants.
The effects of applying the provisions of SFAS No. 87 and SFAS No. 158 on the Company’s statement of financial position at January 1, 2008 are presented in the following table.

	At January 1, 2008
	Prior to	Effect of	After
	Applying	Applying	Applying
(Table in thousands)	SFAS No. 158	SFAS No. 158	SFAS No. 158

Accrued pension liability/projected benefit obligation	$(4,117)	$(2,009)	$(6,126)
Deferred income tax asset-SERP	—	802	2,444
Accumulated other comprehensive income (expense), net of tax	—	1,207	3,682
The following table sets forth the Plan’s change in benefit obligation, plan assets, and the funded status of the officers’ SERP, using December 31, measurement date, and the amounts recognized in the consolidated financial statements.

(Table in thousands)	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$6,126
Service cost	795
Interest cost	384
Amendments to plan	—
Net actuarial gain	682
Benefits paid	(76)

Benefit obligation at end of year	$7,911

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	—
Employer contributions	76
Benefits paid	(76)

Fair value of plan assets at end of year	$—

Funded Status at December 31	$(7,911)

Amounts Recognized in the Consolidated Balance Sheet
Other liabilities	$(7,911)

Amounts Recognized in Accumulated and Other
Comprehensive Income
Net actuarial loss	$682
Prior service cost	1,844
Deferred tax benefit	(1,007)

Net amount recognized	$1,519

The components of the Plan’s net periodic pension cost for the year ended December 31, 2008 are:

(Table in thousands)
Service cost	$795
Interest cost	384
Amortization of net obligation at transition	165

Net periodic pension cost	$1,344

The estimated benefit payments for each year ending December 31, from 2009 through 2013 are: 2009-2010 — $246 thousand per year; 2011 — $334 thousand; 2012 — $338 thousand; 2013 — $353 thousand and 2014-2018 — $2.3 million in total.
Weighted average Plan assumptions at December 31, 2008 were a discount rate of 6.33% and an annual rate of pay increase of 4%. As of December 31, 2008, the Salary Continuation Plan had 59 participants.
The accumulated benefit obligation at December 31, 2008 was $6.3 million.
The officers’ SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The prior service cost obligation ($1.8 million) included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2009 is $165 thousand ($99 thousand net of tax).
Total pension expenses for 2008, 2007 and 2006 were approximately $1.3 million, $1.7 million, and $0.6 million, respectively.
Granite Mortgage Plan
Granite Mortgage sponsors a retirement plan for its employees under Section 401(k) of the Internal Revenue Code. The plan covers all employees over 21 years of age who have completed 1,000 hours of service. At its discretion, Granite Mortgage may make matching contributions to the plan. Total expenses were approximately $101 thousand, $132 thousand and $100 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
10. LEASES
LESSEE — CAPITALIZED — The Company’s subsidiaries lease certain premises under capitalized lease agreements. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are included in other liabilities on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment as of December 31, 2008 is $2.0 million as the capitalized cost of these leases and accumulated amortization of approximately $349 thousand.

As of December 31, 2008, future minimum lease payments under noncancelable capitalized leases are as follows:

(Table in thousands)
Year	Payments
2009	$444
2010	444
2011	444
2012	442
2013	357
2014 and thereafter	1,768

Total minimum lease payments	3,899
Less amount representing interest	(2,109)

Present value of net minimum lease payments	$1,790

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2008, future minimum lease payments under noncancelable operating leases are as follows:

(Table in thousands)
Year	Payments
2009	$396
2010	324
2011	312
2012	60

Total	$1,092

Rental expense charged to operations under all operating lease agreements was approximately $811 thousand, $990 thousand and $971 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
In September 2003, the Company entered into commercial leases with Salem Investors, LLC, a company jointly owned by the former chief executive officer and senior vice president of Granite Mortgage, for the purpose of providing a community banking facility to the Bank and a mortgage banking facility to Granite Mortgage in Winston-Salem, North Carolina. Facility construction was completed in the third quarter of 2004. The leases commenced on September 1, 2004 and had an initial lease term of seven years. Based on a fairness opinion obtained from an independent third party expert, the Company determined that the leases were on terms comparable to similar properties in the area and that the leases are in the best interests of the Company’s community banking and mortgage banking operations. In 2008, the Bank obtained an independent appraisal of this facility and purchased it from Salem Investors, LLC for its appraised value of $3.8 million. Total lease payments paid to the related party under the prior leases were $105 thousand in 2008, and $270 thousand during each of 2007 and 2006.

11. OVERNIGHT AND SHORT-TERM BORROWED FUNDS
Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds are summarized as follows:

	December 31,
(Table in thousands)	2008	2007
Overnight borrowings
Bank of Granite Corporation:
Commercial deposits swept into commercial paper	$12,669	$22,629
Bank of Granite:
Federal funds purchased	—	9,900
Securities sold under agreements to repurchase	—	1,470
Overnight borrowings from the Federal Home Loan Bank	—	30,700

Total overnight borrowings	12,669	64,699

Short-term borrowings
Bank of Granite Corporation:
Unsecured line of credit	2,500	—
Bank of Granite:
Short-term borrowings from the Federal Home Loan Bank	13,000	8,000
Granite Mortgage:
Warehouse line of credit	20,778	27,491

Total short-term borrowings	36,278	35,491

Total overnight and short-term borrowings	$48,947	$100,190

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowed funds follows:
Overnight borrowings

	December 31,
(Table dollars in thousands)	2008	2007	2006
Balance outstanding at end of year	$12,669	$64,699	$31,152
Maximum outstanding at any month-end during the year	59,090	75,567	35,786
Average daily balance outstanding during the year	28,306	36,357	29,805
Average interest rate during the year	2.49%	3.87%	3.20%
Average interest rate at end of year	1.49%	3.93%	3.70%
Other short-term borrowings

	December 31,
(Table dollars in thousands)	2008	2007	2006
Balance outstanding at end of year	$36,278	$35,491	$28,546
Maximum outstanding at any month-end during the year	49,870	40,556	40,502
Average daily balance outstanding during the year	38,317	29,740	35,130
Average interest rate during the year	4.52%	5.33%	5.80%
Average interest rate at end of year	3.93%	5.90%	6.18%
The Company has an unsecured line of credit from one of the Bank’s correspondent banks for general corporate purposes, which matures June 30, 2009. The line is in the amount of $10.0 million and bears an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. The Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of loan loss reserves to total loans, and its regulatory capital ratios. As of December 31, 2008, the Company owed $2.5 million under this line of credit and was not in compliance with all of the financial covenants. The Company has received waivers from the lender for such noncompliance. As a condition to the waiver received for the fourth quarter of 2008, the amount of the line was decreased from $10.0 million to $2.5 million, the amount of the outstanding balance as of December 31, 2008.

Granite Mortgage temporarily funds its mortgages, from the time of origination until the time of sale, through the use of a one-year warehouse line of credit from one of the Company’s correspondent financial institutions. For the years ended December 31, 2008 and 2007, this line of credit was $30 million and $40 million, respectively, of which $19.2 million and $25.3 million, respectively, were outstanding at year-end. Outstanding balances at year end for loan disbursement overdraft protection, which were funded by this line of credit, were $1.5 million and $2.2 million, for 2008 and 2007, respectively. Granite Mortgage requests the line of credit based on its estimated funding needs for the year. Outstanding balances under this line of credit accrue interest at a rate of the 30-day LIBOR plus 300 basis points to fund mortgages originated and sold, and 30-day LIBOR plus 300 basis points to fund construction loans. The line is secured by the mortgage loans originated and the Company serves as guarantor on Granite Mortgage’s borrowings under this arrangement. Under the terms of the loan agreement, the Company is required to meet certain financial covenants regarding its total stockholders’ equity, its ratio of nonperforming assets to stockholders’ equity and loan loss reserves, and its regulatory capital ratios. As of December 31, 2008, the Company was not in compliance with all of the financial covenants under this line of credit, but has received waivers from the lender for such noncompliance. As a condition to the waiver received for the third quarter of 2008, the amount of the line was decreased from $40 million to $30 million, as reported in our Form 10-Q for the period ended September 30, 2008.
12. LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:

	December 31,
(Table in thousands)	2008	2007
Bank of Granite Corporation:
Unsecured line of credit at 30-day LIBOR plus 1.20% due June 30, 2009	$—	$2,500
Bank of Granite:
Federal Home Loan Bank convertible advance at 5.22% due March 9, 2011 callable on or after March 9, 2006	3,075	3,107
Federal Home Loan Bank fixed rate credit at 4.99% due February 9, 2009	—	5,000
Federal Home Loan Bank fixed rate credit at 4.70% due September 21, 2009	—	2,000
Federal Home Loan Bank fixed rate credit at 4.67% due September 20, 2010	5,000	5,000
Federal Home Loan Bank fixed rate credit at 3.31% due February 11, 2010	3,000	—
Federal Home Loan Bank fixed rate credit at 3.44% due June 1, 2010	1,000	—
Federal Home Loan Bank fixed rate credit at 3.79% due May 31, 2011	1,000	—
Federal Home Loan Bank fixed rate credit at 4.04% due May 30, 2012	1,000	—

Total long-term borrowings	$14,075	$17,607

13. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits, including brokered time deposits of $52.8 million, as of December 31, 2008 are as follows:

(Table in thousands)
Year	Maturities
2009	$432,384
2010	39,876
2011	6,988
2012	18,180

Total	$497,428

14. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Options to purchase 66,865, 50,773 and 46,064 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2008, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of common shares. Options to purchase 4,821 and 34,279 common shares for the years ended December 31, 2008 and 2007, respectively, were excluded from the computation of diluted net loss per share due to the net losses experienced for these years. Following is the reconciliation of EPS for the years ended December 31, 2008, 2007 and 2006.

(Table in thousands except per share data)	2008	2007	2006
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$(36,251)	$(15,303)	$18,032

Divide by: Weighted average shares outstanding	15,448	15,775	16,049

Basic earnings (loss) per share	$(2.35)	$(0.97)	$1.12

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$(36,251)	$(15,303)	$18,032

Divide by: Weighted average shares outstanding	15,448	15,775	16,049
Potentially dilutive effect of stock options	—	—	55

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,448	15,775	16,104

Diluted earnings (loss) per share	$(2.35)	$(0.97)	$1.12

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of December 31, 2008, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action except for the total risk-based capital ratio, which met the “adequately” capitalized level of capital. To be categorized as “well” capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management is not aware of conditions or events subsequent to such notifications that would cause a change in the Company’s or the Bank’s capital categories.
The Company’s actual capital amounts and ratios are also presented in the table:

		Adequately	Well
Consolidated	Actual	Capitalized	Capitalized
(Table dollars in thousands)	Amount Ratio	Amount Ratio	Amount Ratio
As of December 31, 2008
Total capital to risk weighted assets	$87,852 8.73%	$80,504 8.00%	$100,630 10.00%
Tier I capital to risk weighted assets	75,105 7.46%	40,252 4.00%	60,378 6.00%
Tier I capital to average assets	75,105 6.49%	46,304 4.00%	57,880 5.00%

As of December 31, 2007
Total capital to risk weighted assets	$117,174 11.22%	$83,518 8.00%	$104,398 10.00%
Tier I capital to risk weighted assets	104,067 9.97%	41,759 4.00%	62,639 6.00%
Tier I capital to average assets	104,067 8.76%	47,524 4.00%	59,405 5.00%

		Adequately	Well
Bank Only	Actual	Capitalized	Capitalized
(Table dollars in thousands)	Amount Ratio	Amount Ratio	Amount Ratio
As of December 31, 2008
Total capital to risk weighted assets	$79,982 8.14%	$78,596 8.00%	$98,246 10.00%
Tier I capital to risk weighted assets	67,548 6.88%	39,298 4.00%	58,947 6.00%
Tier I capital to average assets	67,548 6.00%	45,060 4.00%	56,325 5.00%

As of December 31, 2007
Total capital to risk weighted assets	$106,140 10.41%	$81,598 8.00%	$101,997 10.00%
Tier I capital to risk weighted assets	93,331 9.15%	40,799 4.00%	61,198 6.00%
Tier I capital to average assets	93,331 8.11%	46,035 4.00%	57,543 5.00%
The average reserve balance required to be maintained under the requirements of the Federal Reserve was approximately $5.5 million for the year ended December 31, 2008. The Bank maintained average reserve balances in excess of the requirements.
Certain components of the operating loss of $36.3 million caused the Company’s total capital ratio to decline considerably below the well capitalized level stipulated in the Regulatory Memorandum of Understanding “MOU.” The operating loss was caused principally by continued high levels of loan losses; the significant decline in the net interest income resulting from Federal Reserve rate reductions; and the impact of providing a valuation allowance against the Company’s deferred tax assets in the fourth quarter of 2008.

In response to the capital, liquidity and operations issues, the Company has intensified capital restoration initiatives, which had previously included dividend suspension and reduced lending activities, to include asset reduction through branch disposals or bulk loan sales. Additional activities to restructure the balance sheet to generate more liquid assets and change the capital risk rating profile by changing the investment portfolio composition are ongoing. The capital requirement time frame for reaching “well capitalized” per the MOU has not lapsed and the Company’s current business plan is designed to be responsive to the issue.
The overall liquidity at December 31, 2008 included:
•	$16.0 million of Federal Funds sold

•	$67.6 million of borrowing capacity at the Atlanta FHLB, of which $27.0 million was outstanding as of December 31, 2008.
Increased liquidity through deposit growth to date and FHLB borrowing results in Federal Funds sold of $61.0 million (unaudited) as of March 24, 2009 and $20.0 million (unaudited) of newly purchased US Treasury Bills. The FHLB availability declined to approximately $20.0 million (unaudited). Additionally the Company will have increased availability upon filing its March 31, 2009 eligible collateral reports with the FHLB.
The Company continually evaluates and seeks opportunities to raise capital, including accessing the Treasury TARP program. Currently, the capital markets for financial institutions are virtually closed.
Operationally, the Company continues to evaluate the overhead component and rationalize it to the expected reduced level of activity. Conversely, the expense of resolving the high level of non-performing assets and the continued economic decline present a challenge to improving core-operating results. However, the ongoing resolution of those assets provides funds for investment and greater liquidity and lowers the risk-based asset profile and improved capital.
16. ADOPTION OF STAFF ACCOUNTING BULLETIN NUMBER 108
The Company adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), during the year ended December 31, 2006. Traditionally, there have been two widely recognized methods for quantifying the effect of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. The Company has previously used the roll-over method for quantifying identified financial statement misstatements.
SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment, and how and when it arose.
The Company historically recorded its cash dividends on a cash basis and should have recorded them on an accrual basis. The adjustment recorded as of January 1, 2006 was $1,807,501. The Company elected to use the cumulative effect transition method in connection with the preparation of its financial statements for the year ending December 31, 2006. The Company evaluated this error and concluded that it was immaterial.

17. ADOPTION OF FINANCIAL ACCOUNTING STANDARD NUMBER 157
As discussed in Note 1 above, “Summary of Significant Accounting Policies,” the Company adopted SFAS No. 157, “Fair Value Measurements,” during the first quarter of 2008. The provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value of certain assets and liabilities. In SFAS No. 157, inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value (for example, a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable:
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
The following table reflects investment securities available for sale measured at fair value on a recurring basis:

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Table in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$58,576	$1,643	$56,933	$—

Derivatives
Granite Mortgage, the Company’s mortgage banking subsidiary, enters into interest rate lock commitments on mortgage loans and uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consist of contracts to forward sell mortgage-backed securities and options to forward sell securities. The fair value associated with these derivative instruments was approximately $202 thousand at December 31, 2008.
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
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Currently, the Company’s predominant method of evaluating impaired loans is by evaluating the fair value of underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Because of the uncertainty with respect to values of all asset classes at December 31, 2008, all impaired loan evaluations were determined to be Level 3 measurements.
The following table reflects certain loans measured at fair value on a nonrecurring basis:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(Table in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$16,770	$—	$16,770	$—
Impaired loans (1)	35,298	—	—	35,298

Total assets	$52,068	$—	$16,770	$35,298

(1)	Net of reserves and loans carried at cost.

18. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:
Condensed Balance Sheets

	December 31,
(In thousands)	2008	2007
Assets:
Cash and cash equivalents	$13,380	$27,345
Investment in subsidiary bank at equity	66,465	104,406
Investment in subsidiary mortgage bank at equity	6,665	6,661
Other	2,832	3,994

Total	$89,342	$142,406

Liabilities and Stockholders’ Equity:
Overnight and short-term borrowings	$15,169	$22,629
Long-term borrowings	—	2,500
Other	3	2,012
Stockholders’ equity	74,170	115,265

Total	$89,342	$142,406

Condensed Results of Operations

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Equity in earnings (loss) of subsidiary bank:
Dividends	$2,257	$19,734	$11,211
Earnings (loss) retained	(36,682)	(34,129)	7,755
Equity in earnings of subsidiary mortgage bank:
Dividends	—	168	—
Earnings	8	213	401
Income (expenses), net	(1,834)	(1,289)	(1,335)

Net income (loss)	$(36,251)	$(15,303)	$18,032

Condensed Cash Flow

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(36,251)	$(15,303)	$18,032

Adjustments to reconcile net income (loss) to net cash cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	36,674	33,917	(8,156)
Stock-based compensation expense	15	15	21
Premium amortization and discount accretion, net	(3)	(2)	(2)
Losses (gains) on sales or calls of securities available for sale	67	—	(118)
Impairment losses on securities	1,104	—	—
Decrease in accrued interest receivable	—	11	4
Increase (decrease) in accrued interest payable	(1)	—	1
Decrease (increase) in other assets	1	434	(4)
Decrease in other liabilities	(2)	(4)	(299)

Net cash provided by operating activities	1,604	19,068	9,479

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	2	406	398
Proceeds from sales of securities available for sale	275	—	485
Purchases of securities available for sale	—	(200)	(895)

Net cash provided (used) by investing activities	277	206	(12)

Cash flows from financing activities:
Net increase (decrease) in overnight and short-term borrowings	(7,460)	(7,033)	2,872
Net decrease in long-term borrowings	(2,500)	(2,500)	—
Net proceeds from issuance of common stock	138	557	615
Net dividends paid	(6,024)	(8,239)	(7,485)
Purchases of common stock for treasury	—	(9,151)	(2,643)
Cash paid for fractional shares	—	—	(11)

Net cash used by financing activities	(15,846)	(26,366)	(6,652)

Net increase (decrease) in cash	(13,965)	(7,092)	2,815
Cash at beginning of year	27,345	34,437	31,622

Cash at end of year	$13,380	$27,345	$34,437

Supplemental disclosure of non-cash transactions:
Cash paid during the year for:
Interest paid	$643	$1,199	$1,328
Transfer from surplus to common stock due to stock split	—	—	3,784

19. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiaries are parties to financial instruments in the ordinary course of business. The Bank routinely enters into commitments to extend credit and issues standby letters of credit in order to meet the financing needs of its customers. Granite Mortgage enters into forward commitments and options to sell mortgage-backed securities in an effort to reduce its exposure to interest rate risk. The following table presents the contractual or notional amount of these financial instruments as of the dates indicated.

	December 31,
(Table in thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$162,958	$202,451
Standby letters of credit	4,998	7,839

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	14,702	7,330
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

20. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are made at December 31, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Beginning with the year ended December 31, 2008, the fair value estimates are determined in accordance with SFAS No. 157.

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Table in thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$48,983	$48,983	$33,324	$33,324
Marketable securities	82,203	82,868	142,622	143,361

Loans	923,343	929,447	928,653	930,015
Market risk/liquidity adjustment	—	(45,000)	—	—
Net loans	923,343	884,447	928,653	930,015

Mortgage loans held for sale	16,770	16,949	15,319	15,515
Liabilities:
Demand deposits	494,394	494,394	538,340	538,340
Time deposits	497,428	509,447	433,649	436,915
Overnight and short-term borrowings	48,947	48,947	100,190	100,190
Long-term borrowings	14,075	15,158	17,607	18,224

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, are for certain loan types, or are nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current distressed market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated value in 2008 is a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the value derived from origination rates at the end of 2008 likely does not represent an exit price due to the distressed market conditions; therefore, an incremental market risk and liquidity discount ranging from 3% to 20%, depending on the nature of the loan, was subtracted to reflect the illiquid and distressed market conditions as of December 31, 2008. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value.

The book values of cash and due from banks, federal funds sold, interest-bearing deposits, accrued interest receivable, overnight borrowings, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over the loans’ remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio, a credit risk component based on the historical and expected performance of each portfolio and a liquidity adjustment related to the current market environment. The fair value of time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.
Demand deposits are shown at their face value.
21. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s mortgage banking subsidiary, Granite Mortgage, uses two types of financial instruments to manage interest rate risk. These instruments, commonly referred to as derivatives, consists of contracts to forward sell mortgage-backed securities and options to forward sell securities. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument. Granite Mortgage uses derivatives primarily to hedge the changes in the cash flows that will be realized from sales of the mortgage loans it generates. The following table sets forth certain information about Granite Mortgage’s derivative financial instruments as of December 31, 2008 and December 31, 2007.
Derivative Financial Instruments

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair	Notional	Fair
(Table in thousands)	Amount	Value	Amount	Value
Mortgage interest rate lock commitments	$29,805	$(22)	$11,053	$(18)
Forward commitments and options to sell mortgage-backed securities	14,702	(174)	7,330	(61)

Total	$44,507	$(196)	$18,383	$(79)

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable to that counterparty. Because the notional amount of the instrument only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Granite Mortgage deals with large institutions with good credit ratings in their derivatives activities. Further, Granite Mortgage has netting arrangements with the dealers with whom it does business. Because of these factors, Granite Mortgage believes its credit risk exposure related to derivative contracts at December 31, 2008 was not material.

22. OPERATING SEGMENTS
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
COMMUNITY BANKING
The Company’s Community Banking segment, which includes all of the Company’s goodwill, serves individual and business customers by offering a variety of loan and deposit products and other financial services.
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
The following table presents selected financial information for reportable business segments for the years ended December 31, 2008, 2007 and 2006.

(Table in thousands)	2008	2007	2006
COMMUNITY BANKING
Net interest income	$34,345	$50,093	$52,393
Provision for loan losses	30,143	55,083	6,366
Total other income	7,988	9,263	8,585
Total other expenses	41,773	30,105	26,033
Income (loss) before income taxes (benefits)	(29,583)	(25,832)	28,579
Net income (loss)	(34,425)	(14,395)	18,966
Identifiable segment assets	1,112,029	1,179,466	1,166,171

(Table in thousands)	2008	2007	2006
MORTGAGE BANKING
Net interest income	$3,158	$3,249	$3,226
Provision for loan losses	85	48	48
Total other income	3,560	3,916	3,975
Total other expenses	6,870	6,482	6,485
Income (loss) before income taxes (benefits)	(237)	635	668
Net income	8	381	401
Identifiable segment assets	31,885	35,167	28,557

ALL OTHER
Net interest expense	(333)	(875)	(1,023)
Total other income	(1,170)	—	118
Total other expenses	331	414	430
Loss before income tax benefits	(1,834)	(1,289)	(1,335)
Net loss	(1,834)	(1,289)	(1,335)
Identifiable segment assets	3,041	4,515	5,045

TOTAL SEGMENTS
Net interest income	37,170	52,467	54,596
Provision for loan losses	30,228	55,131	6,414
Total other income	10,378	13,179	12,678
Total other expenses	48,974	37,001	32,948
Income (loss) before income taxes (benefits)	(31,654)	(26,486)	27,912
Net income (loss)	(36,251)	(15,303)	18,032
Identifiable segment assets	1,146,955	1,219,148	1,199,773

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
BANK OF GRANITE CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
YEARS ENDED DECEMBER 31, 2008 AND 2007
(In thousands except per share data)

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$18,904	$17,072	$16,367	$14,580
Interest expense	8,611	7,190	6,881	7,071

Net interest income	10,293	9,882	9,486	7,509
Provision for loan losses	1,411	8,445	3,581	16,791

Net interest income (loss) after provision for loan losses	8,882	1,437	5,905	(9,282)
Other income	3,278	3,103	2,494	1,503
Other expense	9,659	10,409	8,775	20,131

Income (loss) before income tax expense (benefit)	2,501	(5,869)	(376)	(27,910)
Income tax expense (benefit)	786	(2,507)	(105)	6,423

Net income (loss)	$1,715	$(3,362)	$(271)	$(34,333)

Net income (loss) per share
Basic	$0.11	$(0.22)	$(0.02)	$(2.22)
Diluted	0.11	(0.22)	(0.02)	(2.22)
Average shares outstanding
Basic	15,438	15,446	15,454	15,454
Diluted	15,457	15,446	15,454	15,454

2007	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Interest income	$22,357	$22,986	$21,904	$22,068
Interest expense	8,960	9,192	9,387	9,309

Net interest income	13,397	13,794	12,517	12,759
Provision for loan losses	1,917	7,471	42,737	3,006

Net interest income (loss) after provision for loan losses	11,480	6,323	(30,220)	9,753
Other income	3,197	3,254	3,193	3,535
Other expense	8,336	8,789	9,380	10,496

Income (loss) before income tax expense (benefit)	6,341	788	(36,407)	2,792
Income tax expense (benefit)	2,297	51	(14,391)	860

Net income (loss)	$4,044	$737	$(22,016)	$1,932

Net income (loss) per share
Basic	$0.25	$0.05	$(1.40)	$0.12
Diluted	0.25	0.05	(1.40)	0.12
Average shares outstanding
Basic	16,018	15,928	15,694	15,468
Diluted	16,074	15,970	15,694	15,490

The quarterly financial data may not aggregate to annual amounts due to rounding.
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as described in Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Remediation of Prior Year Material Weaknesses
As disclosed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K/A for the year ended December 31, 2007, management identified material weaknesses (“Material Weaknesses”) in our internal control over financial reporting. Throughout 2008, we designed and implemented a remediation plan (“Remediation Plan”) to remedy the deficiencies in the control environment. As described in our Form 10-K/A for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, we took the following actions to remediate the Material Weaknesses:
•	We have restructured our lending staff, reassigned portfolio responsibilities, and revised loan officer lending authorities.

•	Credit Administration has produced more detailed underwriting guidance and conducted related training for the loan officer population.

•	We have added additional resources to our Credit Administration staff. These additions have resulted in improving our loan risk grading effectiveness.

•	New and renewed loans for large credit lines, real estate acquisition and development loans and classified loans require Credit Administration approval, which improves underwriting.

•	We have developed a more effective process for estimating the allowance for loan losses. The specific elements of improvement are:
•	The involvement of more experienced personnel, including the Chief Operating Officer, the Chief Credit Officer and the Chief Financial Officer in the accumulation of information and the development of the estimation of the periodic allowance for loan losses. These individuals evaluate the reasonableness of loan grade factors, the appropriate unallocated amounts and individual loan impairment amounts as part of the process.

•	Timely monitoring of past due accounts and customer contacts (primarily by Credit Administration), which increases the early identification of loan grading differences and more timely identification of loans for impairment evaluation.

•	We have evaluated our personnel resources. We believe the current compliment of personnel resources is able to execute the new monitoring and reporting policies and procedures.

•	While we continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability, we believe they are currently adequate to allow us to gather, evaluate and report credit information effectively.

•	We completed the exit from the asset based lending activity.
All the steps identified in the Remediation Plan have been implemented as of December 31, 2008 and have remediated the prior year Material Weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2008. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Bank of Granite Corporation and subsidiaries (the Company) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.
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
Management is also responsible for compliance with laws and regulations relating to safety and soundness, which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws during the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited Bank of Granite Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Bank of Granite Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bank of Granite Corporation as of December 31, 2008 and 2007 and for the three years ended December 31, 2008, and our report dated March 30, 2009, expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC
DIXON HUGHES PLLC
Charlotte, North Carolina
March 30, 2009
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2009 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2009 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Summary Compensation Table,” “Nonqualified Deferred Compensation,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” “Option Exercises and Stock Vested,” “Salary Continuation Plan,” “Potential Payments Upon Termination or Change of Control,” and “Executive Compensation/Compensation Discussion and Analysis/Compensation Committee Report.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2009 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Potential Payments Upon Termination or Change of Control.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2009 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Information About Board of Directors and Committees of the Board” and “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our definitive proxy materials filed in connection with our 2009 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
* Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

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

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto).

10.	Material Contracts

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2	Severance Agreement and Release In Full, dated February 23, 2009, between Granite Mortgage, Inc. and Gary L. Lackey filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2009 is incorporated herein by reference.**

10.3	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, dated May 19, 2008.

10.4	Consulting Agreement, dated December 19, 2005, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2005, is incorporated herein by reference.

10.5	Bank of Granite Corporation’s 2007 Stock Incentive Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 9, 2007, is incorporated herein by reference.**

10.6	Summary of Agreement between Bank of Granite and Jerry A. Felts, Chief Operating Officer, effective as of July 14, 2008, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated August 8, 2008, is incorporated herein by reference.**

10.7	Form of Amended and Restated Bank of Granite Salary Continuation Plan, effective January 1, 2008.

10.8	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and R. Scott Anderson.

10.9	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and Kirby A. Tyndall.

10.10	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and Jefferson C. Easley.

10.11	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and Samuel M. Black.

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1, “Summary of Significant Accounting Policies.”

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION
By:	/s/ R. Scott Anderson
R. Scott Anderson Chief Executive Officer March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. Scott Anderson R. Scott Anderson	Chief Executive Officer	March 31, 2009

/s/ Kirby A. Tyndall Kirby A. Tyndall	Secretary, Treasurer, Chief Financial Officer and Principal	March 31, 2009
Accounting Officer

James Y. Preston	Chairman and Director	March 31, 2009

/s/ R. Scott Anderson	Director	March 31, 2009
R. Scott Anderson

/s/ John N. Bray	Director	March 31, 2009
John N. Bray

/s/ Joseph D. Crocker	Director	March 31, 2009
Joseph D. Crocker

/s/ Leila N. Erwin	Director	March 31, 2009
Leila N. Erwin

/s/ Paul M. Fleetwood, III	Director	March 31, 2009
Paul M. Fleetwood, III

/s/ Hugh R. Gaither	Director	March 31, 2009
Hugh R. Gaither

/s/ Boyd C. Wilson, Jr.	Director	March 31, 2009
Boyd C. Wilson, Jr.

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page
3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Severance Agreement and Release In Full between Granite Mortgage, Inc. and Gary L. Lackey**	*

10.3	Written Description of Director Compensation**	Filed herewith

10.4	Consulting Agreement between the Company and John A. Forlines, Jr.	*

10.5	Bank of Granite Corporation’s 2007 Stock Incentive Plan**	*

10.6	Summary of Agreement between Bank of Granite and Jerry A. Felts**	*

10.7	Form of Amended and Restated Bank of Granite Salary Continuation Plan**	Filed herewith

10.8	Amended and Restated Change of Control Agreement between the Company and R. Scott Anderson**	Filed herewith

10.9	Amended and Restated Change of Control Agreement between the Company and Kirby A. Tyndall**	Filed herewith

10.10	Amended and Restated Change of Control Agreement between the Company and Jefferson C. Easley**	Filed herewith

10.11	Amended and Restated Change of Control Agreement between the Company and Samuel M. Black**	Filed herewith

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference

**	Management compensatory plan or arrangement