Form 10-Q
period 2009-03-31
BANK OF GRANITE CORP
filed 2009-05-11
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common stock, $1 par value
15,454,841 shares outstanding as of April 30, 2009

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
(In thousands except per share data)	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$25,655	$26,164
Interest-bearing deposits	51,198	6,819
Federal funds sold	11,600	16,000

Total cash and cash equivalents	88,453	48,983

Investment securities:
Available for sale, at fair value	67,300	58,576

Held to maturity, at amortized cost	21,091	23,627

Loans	913,277	948,149
Allowance for loan losses	(26,485)	(24,806)

Net loans	886,792	923,343

Mortgage loans held for sale	13,751	16,770

Premises and equipment, net	18,616	19,079
Investment in bank owned life insurance	31,566	31,278
Other assets	36,800	25,299

Total assets	$1,164,369	$1,146,955

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$111,970	$117,168
NOW accounts	148,927	153,444
Money market accounts	216,303	204,108
Savings accounts	20,811	19,674
Time deposits of $100 or more	218,036	208,002
Other time deposits	293,546	289,426

Total deposits	1,009,593	991,822
Overnight and short-term borrowings	41,510	48,947
Long-term borrowings	31,066	14,075
Other liabilities	12,388	17,941

Total liabilities	1,094,557	1,072,785

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized — 25,000 shares
Issued — 18,981 shares in 2009 and 2008
Outstanding — 15,454 shares in 2009 and 2008	18,981	18,981
Capital surplus	30,192	30,190
Retained earnings	73,703	77,928
Accumulated other comprehensive loss, net of deferred income taxes	(1,212)	(1,077)
Less: Cost of common stock in treasury; 3,527 shares in 2009 and 2008	(51,852)	(51,852)

Total stockholders’ equity	69,812	74,170

Total liabilities and stockholders’ equity	$1,164,369	$1,146,955

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income

	Three Months
	Ended March 31,
(Unaudited — in thousands except per share data)	2009	2008
Interest income:
Interest and fees from loans	$11,867	$16,256
Interest and fees from mortgage banking	1,260	1,152
Federal funds sold	6	13
Interest-bearing deposits	17	112
Investments:
U.S. Treasury	1	43
U.S. Government agencies	398	782
States and political subdivisions	299	365
Other	145	181

Total interest income	13,993	18,904

Interest expense:
Time deposits of $100 or more	1,878	2,553
Other time and savings deposits	4,084	5,122
Overnight and short-term borrowings	314	724
Long-term borrowings	195	212

Total interest expense	6,471	8,611

Net interest income	7,522	10,293
Provision for loan losses	3,770	1,411

Net interest income after provision for loan losses	3,752	8,882

Other income:
Service charges on deposit accounts	1,232	1,386
Other service fees and commissions	70	169
Mortgage banking income	624	1,043
Securities gains (losses)	(1,013)	59
Other	572	621

Total other income	1,485	3,278

Other expenses:
Salaries and wages	4,788	4,566
Employee benefits	980	1,474
Occupancy expense, net	539	630
Equipment expense	617	616
Other	2,538	2,373

Total other expenses	9,462	9,659

Income (loss) before income taxes	(4,225)	2,501
Income taxes	—	786

Net income (loss)	$(4,225)	$1,715

Per share amounts:
Net income (loss) — Basic	$(0.27)	$0.11
Net income (loss) — Diluted	(0.27)	0.11
Cash dividends	—	0.13
Book value	4.52	7.48
Tangible book value	4.51	6.77
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months
	Ended March 31,
(Unaudited — in thousands)	2009	2008
Net income (loss)	$(4,225)	$1,715

Items of other comprehensive income (loss):
Items of other comprehensive income (loss), before tax:
Unrealized gains on securities available for sale	759	701
Reclassification adjustment for securities gains (losses) included in net income	(1,013)	59
Prior service cost and net actuarial loss — SERP	42	—

Other comprehensive income (loss), before tax	(212)	760
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	103	(303)
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	(26)	—

Items of other comprehensive income (loss), net of tax	(135)	457

Comprehensive income (loss)	$(4,360)	$2,172

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months
	Ended March 31,
(Unaudited — in thousands except per share data)	2009	2008
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,965

At end of period	18,981	18,965

Capital surplus
At beginning of period	30,190	30,053
Stock-based compensation expense	2	4

At end of period	30,192	30,057

Retained earnings
At beginning of period	77,928	118,196
Net income (loss)	(4,225)	1,715
Dividends	—	(2,007)

At end of period	73,703	117,904

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(1,077)	(97)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(151)	457
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	16	—

At end of period	(1,212)	360

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$69,812	$115,434

Shares issued
At beginning of period	18,981	18,965

At end of period	18,981	18,965

Common shares in treasury
At beginning of period	(3,527)	(3,527)

At end of period	(3,527)	(3,527)

Total shares outstanding	15,454	15,438

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
(Unaudited — in thousands)	2009	2008
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(4,225)	$1,715
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	478	448
Provision for loan losses	3,770	1,411
Stock-based compensation expense	2	4
Investment security premium amortization, net	31	48
Acquisition premium amortization, net	8	14
Deferred income taxes	—	401
Losses (gains) on sales or calls of securities available for sale	17	(59)
Impairment losses on securities	996	—
Originations of loans held for sale	(81,200)	(71,196)
Proceeds from loans held for sale	85,353	63,979
Losses (gains) on loans held for sale	(1,134)	567
Gains on disposal or sale of equipment	(1)	—
Losses on disposal or sale of premises	6	—
Losses on disposal or sale of other real estate	53	20
Increase in cash surrender value of bank owned life insurance	(289)	(287)
Decrease (increase) in other assets	(277)	15
Decrease (increase) in accrued interest receivable	(399)	1,376
Decrease in accrued interest payable	(70)	(305)
Increase (decrease) in other liabilities	(5,442)	5,629

Net cash provided by (used in) operating activities	(2,323)	3,780

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	10,000	49,200
Proceeds from maturities, calls and paydowns of securities held to maturity	2,530	2,409
Proceeds from sales of securities available for sale	—	2,903
Purchase of securities available for sale	(20,016)	(6,493)
Net decrease (increase) in loans	21,742	(6,369)
Investment in bank owned life insurance	1	—
Capital expenditures	(21)	(215)
Proceeds from sale of fixed assets	1	—
Proceeds from sale of other real estate	223	161

Net cash provided by investing activities	14,460	41,596

Cash flows from financing activities:
Net increase in demand, NOW, money market and savings deposits	3,617	10,114
Net increase in time deposits	14,154	29,614
Net decrease in overnight and short-term borrowings	(7,437)	(23,737)
Net increase (decrease) in long-term borrowings	16,999	(5,000)
Dividends paid	—	(2,007)

Net cash provided by financing activities	27,333	8,984

Net increase in cash equivalents	39,470	54,360
Cash and cash equivalents at beginning of period	48,983	33,324

Cash and cash equivalents at end of period	$88,453	$87,684

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
   (Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s” ) condensed consolidated balance sheet as of March 31, 2009, and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2008 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the period ended March 31, 2008 have been reclassified to conform to the presentation for the period ended March 31, 2009.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2009, except as described in Note 7 below.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months
	Ended March 31,
(Shares in thousands)	2009	2008
Weighted average shares outstanding	15,454	15,438
Potentially dilutive effect of stock options	—	19

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,454	15,457

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
For the three-month periods ended March 31, 2009 and 2008, 91 thousand shares and 89 thousand shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
(In thousands)	(Unaudited)	(Note 1)
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$149,705	$162,958
Standby letters of credit	5,340	4,998
The Company’s risk management policy provides for the use of derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation and was in the process of liquidating its pipeline loans and completing the closing of the remaining related derivative positions as of March 31, 2009. The amounts related to the derivative positions were not material to the consolidated financial statements.
Forward commitments and options to sell mortgage-backed securities as of March 31, 2009 and December 31, 2008 were $5.2 million and $14.7 million, respectively.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
4. POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Bank sponsors a non-tax qualified, unfunded salary continuation plan (“Officers’ SERP”). The Officers’ SERP benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. Components of the net periodic pension cost for this plan for the three months ended March 31, 2009 are as follows:

Three Months
Ended March 31,
(In thousands)	2009
Service cost	$159
Interest cost	121
Amortization of net obligation at transition	41

Total net periodic pension cost	$321

Amounts are not set forth for the first quarter of 2008 as the plan was revised in the fourth quarter of 2008 and comparable amounts were not recorded. The total pension expense for the first quarter of 2008 was $189 thousand.
5. REGULATORY RESTRICTIONS
At March 31, 2009, the Company was “well” capitalized based on regulatory minimum capital requirements except for the total risk-based capital ratio, which was “adequately” capitalized on a consolidated basis and slightly below the “adequately” capitalized level of capital for Bank-only. However, in May 2009 the Company invested $1.5 million in additional capital into the Bank, primarily in the form of performing loans distributed from Granite Mortgage, which increased the Bank-only total risk-based capital ratio to an “adequately” capitalized level.
The minimum capital requirements to be characterized as “well” capitalized and “adequately” capitalized, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of March 31, 2009:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well
	Consolidated	Bank	Capitalized	Capitalized

Leverage capital ratios	6.07%	5.67%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	7.23%	6.65%	4.00%	6.00%
Total capital	8.50%	7.92%	8.00%	10.00%

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
     (Unaudited)
One impact of not meeting the regulatory requirements for being classified as “well” capitalized is that the Company’s and the Bank’s abilities to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines could be limited or on less favorable terms. Furthermore, bank holding companies and banks with capital ratios below “well” capitalized levels are subject to greater regulatory monitoring and scrutiny. In addition, the Company’s reputation in its deposit service areas could be damaged, which could further tighten its liquidity.
On September 1, 2008, in connection with the Bank’s most recent examination by the FDIC, the Bank’s Board of Directors entered into a Memorandum of Understanding (“MOU”) with the FDIC addressing matters raised in the examination such as management of capital, liquidity, risk, and asset quality. The MOU requires, among other things, that the Bank report regularly to its regulators about its operations, financial condition, and efforts to mitigate risk. The MOU also requires that the Bank remain “well” capitalized, using the definitions described above, and to report to the regulators if it falls below the “well” capitalized level, and further to take steps to return to “well” capitalized status within 120 days. Certain components of the operating loss for 2008 and the first quarter of 2009 caused the Bank’s total capital ratio to decline considerably below the “well” capitalized level. The operating loss was caused principally by continued high levels of loan losses; the significant decline in the net interest income resulting from Federal Reserve rate reductions; and the impact of providing a valuation allowance against the Bank’s deferred tax assets in the fourth quarter of 2008. The Bank has communicated with its regulators about the failure to meet the “well” capitalized level as of December 31, 2008 and March 31, 2009 and, for the total risk-based capital ratio, the “adequately” capitalized level as of March 31, 2009, and about plans to increase its capital levels back to the well capitalized level. Management believes it has developed a plan to achieve these capital levels, and the plan is being implemented. There is no assurance, however, that the well capitalized level can be achieved by the Bank, or that if it is achieved it can be maintained if operating results do not improve. A failure to maintain compliance with the terms of the MOU with the Bank’s regulators, including the failure to return to and maintain well capitalized status, could result in further adverse regulatory actions.
In response to the capital, liquidity and operations issues, the Company has intensified capital restoration initiatives, which previously included dividend suspension and reduced lending activities and now include the consideration of asset reduction through branch disposals or bulk loan sales. Additional activities to restructure the Company’s balance sheet to generate more liquid assets and change the capital risk rating profile by changing the investment portfolio composition are ongoing, and the Company’s current business plan is designed to be responsive to the issue.
Operationally, the Company continues to evaluate its overhead expenses and rationalize expenses to the expected reduced level of activity. At the same time, the Company’s efforts to resolve the high level of non-performing assets result in increased expense. Together with the continued economic decline, the Company continues to face challenges to improving core-operating results.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
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
MORTGAGE BANKING
The Mortgage Banking segment brokers mortgage loan products for other financial institutions. Mortgage loan products include fixed-rate and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. The Mortgage Banking segment earns fee income from its mortgage activities. During the first quarter of 2009 Granite Mortgage changed its business model from a lender/seller to that of a broker operation.
OTHER
The Company’s Other segment represents primarily treasury and administrative activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
The following table presents selected financial information for reportable business segments as of and for the three-month periods ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
(In thousands)	2009	2008
COMMUNITY BANKING
Net interest income	$6,459	$9,543
Provision for loan losses	3,746	1,399
Noninterest income	1,345	2,235
Noninterest expense	7,259	7,847
Income (loss) before income taxes (benefits)	(3,201)	2,532
Net income (loss)	(3,201)	1,821
Identifiable segment assets	1,136,774	1,188,946

MORTGAGE BANKING
Net interest income	$1,062	$842
Provision for loan losses	24	12
Noninterest income	624	1,043
Noninterest expense	2,177	1,685
Income (loss) before income taxes	(515)	188
Net income (loss)	(515)	113
Identifiable segment assets	25,058	42,083

OTHER
Net interest income (expense)	$1	$(92)
Noninterest income (securities losses)	(484)	—
Noninterest expense	26	127
Loss before income taxes (benefits)	(509)	(219)
Net loss	(509)	(219)
Identifiable segment assets	2,537	4,595

TOTAL SEGMENTS
Net interest income	$7,522	$10,293
Provision for loan losses	3,770	1,411
Noninterest income	1,485	3,278
Noninterest expense	9,462	9,659
Income (loss) before income taxes (benefits)	(4,225)	2,501
Net income (loss)	(4,225)	1,715
Identifiable segment assets	1,164,369	1,235,624

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
7. NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) to be measured at fair value in accordance with SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 141(R) during the first quarter of 2009, and the adoption was not applicable to its consolidated financial statements for the periods reported.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company adopted SFAS No. 160 during the first quarter of 2009, and the adoption was not applicable to its consolidated financial statements for the periods reported.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 during the first quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact on its financial statements of adopting FSP FAS 107-1 and APB 28-1.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact on its financial statements of adopting FSP FAS 115-2 and FAS 124-2.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
Also in April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. It shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact on its financial statements of adopting FSP FAS 157-4.
The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”), in April 2009 in response to the FASB’s April 2009 release of Final FSP FAS 115-2 and FAS 124-2. SAB No. 111 amends and replaces “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, (“Topic 5.M”), in the SEC’s Staff Accounting Bulletin series. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff’s views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB’s use of the term other-than-temporary to mean permanent. The Company is currently considering this interpretative guidance for the disclosures in its interim financial statements.
8. FAIR VALUE MEASUREMENTS — SFAS NO. 157
Investment Securities Available for Sale
The Company’s securities portfolio available for sale is generally of high credit quality, and most of the fair value measurements for the first quarter of 2009 were estimated using matrices that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following table reflects investment securities available for sale measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

Fair Value Measurements at
Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$67,300	$23,726	$43,574	$—

	Dec 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$58,576	$1,643	$56,933	$—

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
Mortgage Loans Held for Sale
Granite Mortgage’s mortgage loans held for sale are carried at the lower of cost or fair value. Under either accounting basis, the value of these loans is susceptible to declines in market value. Recent market events have affected the value and liquidity of mortgage loans, to varying degrees depending on the nature and credit quality of the mortgage loans. The loans held for sale were valued based on observable market data of similar assets, where available, as well as current performance data of the underlying loans. In instances when significant valuation assumptions were not readily observable in the market, instruments were valued based on the best available data in order to approximate fair value. Management limits the size and the Company’s overall exposure to these assets, as well as actively monitoring the estimated market and economic value of these assets and determining the most advantageous approach to managing these assets. The fair values for March 31, 2009 and December 31, 2008 were determined to be Level 2 measurements, Significant Other Observable Inputs. Recognized gains and losses were reported as mortgage banking income in noninterest income.
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. At March 31, 2009 and December 31, 2008, all impaired loans were determined to be Level 3 measurements.
Other Real Estate Owned
Other real estate owned by the Bank and Granite Mortgage resulting from foreclosures is estimated at the fair value of the collateral based on an observable market price or a current appraised value and is recorded as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as nonrecurring Level 3. At March 31, 2009, the fair value measurements for other real estate were determined to be Level 3 measurements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2009
   (Unaudited)
The following table reflects certain loans and other real estate measured at fair value on a nonrecurring basis at March 31, 2009 and December 31, 2008:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$13,751	$—	$13,751	$—
Impaired loans (1)	26,735	—	—	26,735
Other real estate owned	17,566	—	—	17,566

Total assets	$58,052	$—	$13,751	$44,301

	Dec 31, 2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$16,770	$—	$16,770	$—
Impaired loans (1)	35,298	—	—	35,298

Total assets	$52,068	$—	$16,770	$35,298

(1)	Net of reserves and loans carried at cost.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosures About Forward Looking Statements
The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month period ended March 31, 2009. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Our net loss of $4.2 million for the three-month period ended March 31, 2009, compared to net income of $1.7 million for the same period in 2008, primarily resulted from a decline in net interest income largely attributable to lower loan income, a higher loan loss provision and an other-than-temporary impairment loss on investments in securities available for sale. The decline in loan income was principally due to a combination of lower loan yields on our variable rate loans and higher levels of nonperforming assets. Our net interest margin decreased primarily related to continued rate reductions without comparable decreases in funding costs. We had a slight decrease in other expenses for the first quarter of 2009 compared to 2008. An income tax benefit relating to the net loss for the first quarter of 2009 was not recorded because it is more likely than not that the tax benefit will not be realized.
During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation primarily because of the cost of outside funding. As a result of the change, the mortgage pipeline was liquidating at March 31. Derivative activity associated with pipeline management was also in process of closing existing positions. The liquidating pipeline reduced the related level of warehouse borrowing. At March 31, 2009, Granite Mortgage’s warehouse borrowing was $11.9 million, and this amount was subsequently paid in full in April 2009. Also, as a result of this change, a significant part of Granite Mortgage’s net loss for the three months ended March 31, 2009 was attributable to severance payments and the final settlement of employment contracts.
Financial Highlights for
   the Quarterly Periods

	Three Months
	Ended March 31,
(In thousands except per share amounts)	2009	2008	% change
Earnings
Net interest income	$7,522	$10,293	-26.9%
Provision for loan losses	3,770	1,411	167.2%
Other income	1,485	3,278	-54.7%
Other expense	9,462	9,659	-2.0%
Net income (loss)	(4,225)	1,715	-346.4%

Per share
Net income (loss)
- Basic	$(0.27)	$0.11	-345.5%
- Diluted	(0.27)	0.11	-345.5%

Average for period
Assets	$1,167,664	$1,214,147	-3.8%
Loans	938,745	948,732	-1.1%
Deposits	1,003,380	988,626	1.5%
Stockholders’ equity	74,432	117,681	-36.8%

Ratios
Return on average assets	-1.47%	0.57%
Return on average equity	-23.02%	5.86%
Average equity to average assets	6.37%	9.69%
Efficiency ratio (1)	103.21%	70.16%

(1)	Calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income.

Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The critical accounting and reporting policies include our accounting for securities, loans, the allowance for loan losses, and income taxes. In particular, our accounting policies relating to the allowance for loan losses and investment securities involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Please see the discussions below under the captions “Provisions and Allowance for Loan Losses” and “Investment Securities-Valuation.” See also Note 1 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements & Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission for additional information regarding all of our critical and significant accounting policies.
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

INVESTMENT SECURITIES-VALUATION — Securities not classified as either “held to maturity” securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and our intent and ability to hold the security to maturity. Declines in the fair value of the individual securities below their costs that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.
MORTGAGE LOANS HELD FOR SALE — We originate certain residential mortgage loans with the intent to sell. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on sales of mortgage loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing assets or liabilities related to the loans sold. Gains and losses on sales of mortgage loans are included in other noninterest income. As discussed above, during the first quarter of 2009, Granite Mortgage changed its business model from lender/seller to a broker operation, thereby discontinuing the need for derivative activity associated with mortgage pipeline management.
FAIR VALUE MEASUREMENTS — The Company’s fair value measurements are determined in accordance with SFAS No. 157, “Fair Value Measurements,” which we adopted during the first quarter of 2008 and apply to fair value valuations for investment securities available for sale, mortgage loans held for sale, impaired loans, and other real estate owned.
Changes in Financial Condition
March 31, 2009 Compared With December 31, 2008
The following table reflects the changes in our assets as of March 31, 2009 compared with December 31, 2008.

	March 31,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Total assets	$1,164,369	$1,146,955	$17,414	1.5%
Earning assets	1,078,217	1,069,941	8,276	0.8%
Cash and cash equivalents	88,453	48,983	39,470	80.6%
Investment securities	88,391	82,203	6,188	7.5%
Gross loans	913,277	948,149	(34,872)	-3.7%
Mortgage loans held for sale	13,751	16,770	(3,019)	-18.0%
Other assets	36,800	25,299	11,501	45.5%
The increase in cash and cash equivalents for the period ended March 31, 2009 compared with December 31, 2008 was primarily due to a $44.4 million increase in interest-bearing deposits, partially offset by a $4.4 million decrease in federal funds sold, principally due to efforts by the Bank to increase its liquid assets. Of the $11.5 million increase in other assets as of March 31, 2009 compared to December 31, 2008, $10.7 million relates to the increase in foreclosed properties.

Loans at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Real estate — Construction	$133,677	$146,167	$(12,490)	-8.5%
Real estate — Mortgage	584,551	593,233	(8,682)	-1.5%
Commercial, financial and agricultural	186,829	199,370	(12,541)	-6.3%
Consumer	9,490	10,713	(1,223)	-11.4%
All other loans	200	258	(58)	-22.5%

	914,747	949,741	(34,994)	-3.7%
Deferred origination fees, net	(1,470)	(1,592)	122	-7.7%

Total loans	$913,277	$948,149	$(34,872)	-3.7%

Mortgage loans held for sale	$13,751	$16,770	$(3,019)	-18.0%

The following table reflects the changes in our liabilities and equity as of March 31, 2009 compared with December 31, 2008.

	March 31,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Total liabilities	$1,094,557	$1,072,785	$21,772	2.0%
Deposits	1,009,593	991,822	17,771	1.8%
Non-interest-bearing demand deposits	111,970	117,168	(5,198)	-4.4%
Interest-bearing demand deposits	365,230	357,552	7,678	2.1%
NOW accounts	148,927	153,444	(4,517)	-2.9%
Money market accounts	216,303	204,108	12,195	6.0%
Savings deposits	20,811	19,674	1,137	5.8%
Time deposits	511,582	497,428	14,154	2.8%
Overnight and short-term borrowings	41,510	48,947	(7,437)	-15.2%
Long-term borrowings	31,066	14,075	16,991	120.7%
Other liabilities	12,388	17,941	(5,553)	-31.0%

Total capital	69,812	74,170	(4,358)	-5.9%
Retained earnings	73,703	77,928	(4,225)	-5.4%
Accumulated other comprehensive loss	(1,212)	(1,077)	(135)	12.5%
The Company’s loan to deposit ratio was 90.46% as of March 31, 2009 compared to 95.60% as of December 31, 2008, and the Bank’s loan to deposit ratio was 88.65% compared to 93.14% when comparing the same dates.
In addition to deposits, we have sources of funding in the form of overnight and other short-term borrowings, as well as longer-term borrowings. Overnight borrowings are primarily in the form of federal funds purchased and commercial deposit products that sweep balances overnight into securities sold under agreements to repurchase or commercial paper issued by us. From December 31, 2008 to March 31, 2009, short-term borrowings decreased $3.0 million for the Bank, and $3.0 million for Granite Mortgage when comparing the same periods. The Bank’s long-term borrowings from the Federal Home Loan Bank increased $17.0 million during the first quarter of 2009.
Other liabilities of the Bank decreased $2.6 million related to the payout of accrued retirement benefits during the first quarter of 2009.

Liquidity, Interest Rate Sensitivity and Other Risks
The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both depositors and borrowers, as well as providing funds to meet the needs of our ongoing operations. Depositor cash needs, particularly those of commercial depositors, can fluctuate significantly depending on both business and economic cycles, while both retail and commercial deposits can fluctuate significantly based on the yields and returns available from alternative investment opportunities.
Additionally, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of March 31, 2009, such unfunded commitments to extend credit were $149.7 million, and commitments in the form of standby letters of credit totaled $5.3 million.
Neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of March 31, 2009, and December 31, 2008, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.
Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. At March 31, 2009, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $791.6 million, or 78.4% of our total deposits, compared to $783.8 million, or 79.0%, of our total deposits as of December 31, 2008.
The other principal methods of funding used by the Bank are large denomination certificates of deposit, federal funds purchased, repurchase agreements and other short and intermediate term borrowings. The Bank’s policy is to emphasize core deposit growth rather than growth through purchased or brokered time deposits because core deposits tend to be a more stable source of funding, and purchased or brokered time deposits often have a higher cost of funds. However, the Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) through which the Bank’s customers may obtain fully-insured time deposits distributed among other participating banks while the Bank receives reciprocal deposits from other participating banks. The Bank’s deposits in the CDARS program totaled $45.7 million at March 31, 2009, a decrease of $7.1 million compared to December 31, 2008. Because CDARS program deposits are classified by current regulations as brokered deposits, the Bank’s ability to continue its participation in the CDARS program is based on the Bank’s regulatory capital levels as discussed above. During periods of weak demand for its deposit products, the Bank maintains credit facilities under which it may borrow on a short-term basis. As of March 31, 2009, the Bank had an unsecured line of overnight borrowing capacity with its correspondent bank, which totaled $15.0 million. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of March 31, 2009, the Bank had investment securities pledged to secure an overnight funding line of approximately $8.8 million with the Federal Reserve Bank. The Bank also has significant capacity to pledge its loans secured by first liens on residential and commercial real estate as collateral for additional borrowings from the Federal Home Loan Bank (“FHLB”) during periods when loan demand exceeds deposit growth or when the interest rates on such borrowings compare favorably to interest rates on deposit products. As of March 31, 2009, the Bank had a line of credit with the FHLB totaling approximately $88.0 million collateralized by its pledged residential and commercial real estate loans with $41.0 million outstanding, of which $10.0 million was in overnight and short-term borrowings and $31.0 million was in long-term borrowings, leaving approximately $47.0 million in remaining capacity to borrow.

Prior to March 31, 2009, Granite Mortgage temporarily funded its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. As of March 31, 2009 and December 31, 2008, this line of credit was $15.0 million and $30.0 million, respectively. As of March 31, 2009, the line was secured by approximately $11.9 million of the mortgage loans closed by Granite Mortgage. This line of credit was terminated and paid in full in April 2009. Granite Mortgage also obtained a line of credit with the Bank during the first quarter of 2009 for $9.0 million, of which $5.0 million was outstanding as of March 31, 2009, and secured by approximately $6.3 million of mortgage loans closed by Granite Mortgage.
We also have a $2.5 million unsecured line of credit from one of our correspondent banks. The line matures June 30, 2009, bearing an interest rate of one-month LIBOR plus 120 basis points, with interest payable quarterly. As of March 31, 2009, we owed $2.5 million under this line of credit. The Company was not in compliance with all of the financial covenants under this line of credit as of March 31, 2009, but has received waivers from the lender for such noncompliance.
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
Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. Because a significant portion of our deposits are variable rate, they generally reprice more rapidly than our rate sensitive assets. During periods of rising rates, this results in decreased net interest income, assuming similar growth rates and stable product mixes in loans and deposits. The opposite occurs during periods of declining rates. While our analysis indicates that our balance sheet is liability-sensitive, the market pricing for recent periods creates a relatively inelastic environment for liabilities, thus resulting in asset-sensitivity.
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

		Estimated Resulting Theoretical Tax Equivalent Net Interest Income
		For the Twelve-months Following
		March 31, 2009		December 31, 2008
(Dollars in thousands)		Amount	% Change	Amount	% Change
3% interest rate changes prorated over a twelve-month period

	+3%	$37,564	0.5%	$32,072	0.9%
	0%	37,387	0.0%	31,794	0.0%
	-3%	39,534	5.7%*	34,487	8.5%*
Hypothetical immediate and sustained rate changes of 1%, 2%, 3% and 4%

	+4%	$37,649	3.0%	$31,952	3.4%
	+3%	37,437	2.4%	31,694	2.6%
	+2%	37,126	1.5%	31,354	1.5%
	+1%	36,783	0.6%	31,040	0.5%
	0%	36,564	0.0%	30,896	0.0%
	-1%	36,165	-1.1%	29,920	-3.2%
	-2%	n/m	n/m	n/m	n/m
	-3%	n/m	n/m	n/m	n/m
	-4%	n/m	n/m	n/m	n/m

*	The Federal Reserve’s overnight federal funds rate target was 0% to 0.25% at March 31, 2009 and at December 31, 2008. As the overnight federal funds target rate approaches 0%, there is significantly greater compression in the spreads between yields earned on assets and rates paid on interest-bearing liabilities which effectively reduces net interest income.

Results of Operations
For the Three Month Period Ended March 31, 2009
Compared With the Same Period in 2008
During the three-month period ended March 31, 2009, we incurred a net loss of $4.2 million compared to net income of $1.7 million for the same period of 2008. The reduction in earnings for the three-month period of 2009 compared to 2008 was primarily due to lower net interest income, higher loan loss provision, and other-than-temporary impairment losses on investment securities available for sale.
Net Interest Income
The following table reflects the change in our net interest income for the three-month periods ended March 31, 2009 and 2008. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Three Months
	Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Interest income	$13,993	$18,904	$(4,911)	-26.0%
Interest expense	6,471	8,611	(2,140)	-24.9%
Net interest income	7,522	10,293	(2,771)	-26.9%

Net interest margin	2.85%	3.80%
Yield on loans	5.55%	7.24%
Average prime rate	3.25%	6.21%
Cost of interest-bearing deposits	2.72%	3.63%
Cost of interest-bearing liabilities	2.73%	3.66%

Interest and fees from loans	$13,127	$17,408	$(4,281)	-24.6%
Average loans
Bank	933,539	931,092	2,447	0.3%
Granite Mortgage	30,846	35,564	(4,718)	-13.3%
Consolidated	958,969	966,656	(7,687)	-0.8%
Average loans not earning interest included in consolidated above	46,941	38,355	8,586	22.4%

Interest on securities and overnight investments	866	1,496	(630)	-42.1%
Average securities and overnight investments	134,768	143,432	(8,664)	-6.0%

Average earning assets	1,093,737	1,110,088	(16,351)	-1.5%

Interest on interest-bearing deposits	5,962	7,675	(1,713)	-22.3%
Average interest-bearing deposits	890,276	851,211	39,065	4.6%
Average money market deposits	210,528	252,510	(41,982)	-16.6%
Average time deposits	511,472	450,866	60,606	13.4%

Interest on overnight and short-term borrowings	314	724	(410)	-56.6%
Average overnight and short-term borrowings
Bank	11,356	26,455	(15,099)	-57.1%
Granite Mortgage	23,165	28,347	(5,182)	-18.3%
Consolidated	45,972	80,041	(34,069)	-42.6%
Interest on long-term borrowings	195	212	(17)	-8.0%
Average long-term borrowings
Bank	26,194	12,247	13,947	113.9%
Consolidated	26,194	14,747	11,447	77.6%

We experienced growth in our average interest-bearing deposits during the first quarter of 2009; however, our average loans decreased compared to the first quarter of 2008, and our net interest margin declined 95 basis points, primarily due to the lower loan income without comparable decreases in funding costs. We had lower yields on our variable rate loans, and our net interest margin was further compressed from the continued higher levels of nonaccruing loans during the first quarter of 2009 compared to 2008. In addition, our net interest margin decreased due to the lower prime interest rate in the first quarter of 2009 compared to 2008, which resulted from rate reductions by the Federal Reserve Bank, which was partially offset by a 93 basis point decrease in our funding costs.
Mortgage originations increased during the first quarter of 2009, primarily due to lower effective borrowing costs for mortgages. The levels of mortgage origination and refinancing activities are very sensitive to changes in interest rates in that higher mortgage interest rates generally have the effect of reducing both mortgage originations and refinancings. Periods of declining rates typically result in higher mortgage originations and refinancings, at least temporarily, while sustained low mortgage interest rates eventually have the effect of reducing refinancings as the demand for such refinancings becomes satisfied.
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
The allowance for loan losses is comprised of three components: specific reserves, general reserve and unallocated reserves. Generally, all loans with outstanding balances of $250 thousand or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. When the value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. Loans for which specific reserves are provided are excluded from the general allowance calculations as described below.
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

During the three-month period ended March 31, 2009, the Bank continued to resolve problem loans through charge-offs, write-downs, and, in some cases, disposition of underlying collateral and restructure. The increase in nonperforming loans in the period is indicative of the general economic weakness and instability in the mortgage credit and housing markets.
Management evaluated the period activity and the results of our allowance for loan loss estimation process and determined that the $3.8 million provision and resultant allowance for loan loss of $26.5 million was reasonable to absorb the probable losses identified in the portfolio at March 31, 2009. The allowance to gross outstanding loans was 2.90% at March 31, 2009, 2.62% at December 31, 2008, and 1.63% at March 31, 2008.
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
The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the first quarters of 2009 and 2008, respectively.

	Three Months
	Ended March 31,
(In thousands)	2009	2008
Allowance for loan losses, beginning of period	$24,806	$17,673

Net charge-offs:
Loans charged off:
Real estate	1,493	1,153
Commercial, financial and agricultural	1,326	3,322
Credit cards and related plans	19	2
Installment loans to individuals	20	73
Demand deposit overdraft program	47	53

Total charge-offs	2,905	4,603

Recoveries of loans previously charged off:
Real estate	130	139
Commercial, financial and agricultural	636	795
Credit cards and related plans	3	—
Installment loans to individuals	17	14
Demand deposit overdraft program	28	30

Total recoveries	814	978

Net charge-offs	2,091	3,625

Loss provisions charged to operations	3,770	1,411

Allowance for loan losses, end of period	$26,485	$15,459

Ratio of annualized net charge-offs during the period to average loans during the period	0.90%	1.54%
Allowance coverage of annualized net charge-offs	312.32%	106.03%
Allowance as a percentage of loans	2.90%	1.63%

Nonperforming assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Nonperforming assets:
Nonaccrual loans	$37,881	$50,591
Restructured loans	5,409	—
Loans past due 90 days or more and still accruing interest	434	114

Total nonperforming loans	43,724	50,705
Foreclosed properties	17,567	6,805

Total nonperforming assets	$61,291	$57,510

Nonperforming loans to total loans	4.79%	5.35%
Allowance coverage of nonperforming loans	60.57%	48.92%
Nonperforming assets to total assets	5.26%	5.01%
If interest from nonaccrual loans, including impaired loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2009 and 2008 that would have been recorded was approximately $535 thousand and $482 thousand, respectively. The interest charged-off on such loans, prior to being placed on nonaccrual status, was approximately $95 thousand and $256 thousand, for the first quarters of 2009 and 2008, respectively.
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
All of our investment in impaired loans, $34.0 million at March 31, 2009 is included in nonaccruing loans in the table above, and the related loan loss allowance was $7.2 million. At December 31, 2008 our investment in impaired loans was $42.6 million, and the related loan loss allowance was $5.4 million. The average recorded balance of impaired loans was $38.3 million for the first three months of 2009, and $25.3 million for the first three months of 2008.
Changes in foreclosed properties for the three months ended March 31, 2009 were as follows:

Three Months
Ended March 31,
(In thousands)	2009
Balance at beginning of period	$6,805
Additions	11,037
Proceeds from sale	(223)
Write-downs and net gain (loss) on sale	(53)

Balance at end of period	$17,566

Noninterest Income and Expenses
The following table reflects the changes in our noninterest income and expenses for the three-month periods ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Total noninterest income
Bank	$1,345	$2,235	$(890)	-39.8%
Granite Mortgage	624	1,043	(419)	-40.2%
Consolidated	1,485	3,278	(1,793)	-54.7%
Fees on deposit accounts	1,232	1,386	(154)	-11.1%
Other service fees and commissions	70	169	(99)	-58.6%
Annuity commissions	47	51	(4)	-7.8%
Mortgage banking income	624	1,043	(419)	-40.2%
Mortgage loan originations	81,200	71,196	10,004	14.1%
Securities gains/losses	(1,013)	59	(1,072)	0.0%
Other noninterest income	572	621	(49)	-7.9%

Total noninterest expenses
Bank	7,259	7,847	(588)	-7.5%
Granite Mortgage	2,177	1,685	492	29.2%
Consolidated	9,462	9,659	(197)	-2.0%
Personnel expenses
Bank	4,039	4,884	(845)	-17.3%
Granite Mortgage	1,727	1,153	574	49.8%
Consolidated	5,768	6,040	(272)	-4.5%
Salaries and wages
Bank	3,177	3,514	(337)	-9.6%
Granite Mortgage	1,611	1,052	559	53.1%
Consolidated	4,788	4,566	222	4.9%
Employee benefits
Bank	862	1,370	(508)	-37.1%
Granite Mortgage	116	101	15	14.9%
Consolidated	980	1,474	(494)	-33.5%
Noninterest expenses other than for personnel
Bank	3,220	2,963	257	8.7%
Granite Mortgage	450	532	(82)	-15.4%
Consolidated	3,694	3,619	75	2.1%
Occupancy expense, net
Bank	420	508	(88)	-17.3%
Granite Mortgage	119	122	(3)	-2.5%
Consolidated	539	630	(91)	-14.4%
Equipment expense
Bank	542	527	15	2.8%
Granite Mortgage	75	89	(14)	-15.7%
Consolidated	617	616	1	0.2%
Other noninterest expenses
Bank	2,258	1,928	330	17.1%
Granite Mortgage	256	321	(65)	-20.2%
Consolidated	2,538	2,373	165	7.0%

Income taxes	—	786	(786)	n/a
Effective income tax rates	—	31.43%

For the quarter ended March 31, 2009, securities losses increased $1.1 million, of which $1.0 million related to the write-down for other-than-temporary impairment of the Company’s equity securities available for sale.
Granite Mortgage’s compensation expense increased $559 thousand for the first quarter of 2009 due to contract and severance payments related to staff reductions during the quarter. This increase was partially offset by a decrease in the Bank’s compensation expense due to reduced staffing and suspension of performance based incentives. The Bank’s employee benefits decreased $508 thousand for the first quarter of 2009, primarily due to suspension of employer’s profit-sharing contribution.
For the first quarter of 2009, the Bank’s other noninterest expenses increased $330 thousand, primarily due to an increase of $442 thousand in FDIC deposit insurance premiums and $146 thousand in collection expense, partially offset by a $284 thousand decrease in outside services.
An income tax benefit relating to the net loss for the first quarter of 2009 was not recorded because it is more likely than not that the tax benefit will not be realized during the current year.
Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included above under “Liquidity, Interest Rate Sensitivity And Other Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
As of March 31, 2009, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Other Risks.”
Item 4. Controls and Procedures
As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchase transactions for the three months ended March 31, 2009.
Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.
3.1	Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

3.2	Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Severance Agreement and Release In Full, dated February 23, 2009, between Granite Mortgage, Inc. and Gary L. Lackey filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2009 is incorporated herein by reference.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: May 11, 2009	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Severance Agreement and Release In Full between Granite Mortgage, Inc. and Gary L. Lackey	*

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2.