Form 10-Q
period 2009-06-30
BANK OF GRANITE CORP
filed 2009-07-30
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1 par value
15,454,841 shares outstanding as of June 30, 2009

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
(In thousands except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)

Assets:
Cash and cash equivalents:
Cash and due from banks	$31,070	$26,164
Interest-bearing deposits	1,892	6,819
Federal funds sold	—	16,000

Total cash and cash equivalents	32,962	48,983

Investment securities:
Available for sale, at fair value	157,975	58,576

Held to maturity, at amortized cost	—	23,627

Loans	872,459	948,149
Allowance for loan losses	(22,787)	(24,806)

Net loans	849,672	923,343

Mortgage loans held for sale	—	16,770

Premises and equipment, net	18,125	19,079
Investment in bank owned life insurance	17,671	31,278
Other assets	31,099	25,299

Total assets	$1,107,504	$1,146,955

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$110,127	$117,168
NOW accounts	136,635	153,444
Money market accounts	220,918	204,108
Savings accounts	20,751	19,674
Time deposits of $100 or more	201,340	208,002
Other time deposits	284,833	289,426

Total deposits	974,604	991,822
Overnight and short-term borrowings	24,790	48,947
Long-term borrowings	31,058	14,075
Other liabilities	12,302	17,941

Total liabilities	1,042,754	1,072,785

Stockholders’ equity:
Common stock, $1.00 par value per share Authorized — 25,000 shares Issued — 18,981 shares in 2009 and 2008 Outstanding — 15,454 shares in 2009 and 2008	18,981	18,981
Capital surplus	30,195	30,190
Retained earnings	69,182	77,928
Accumulated other comprehensive loss, net of deferred income taxes	(1,756)	(1,077)
Less: Cost of common stock in treasury; 3,527 shares in 2009 and 2008	(51,852)	(51,852)

Total stockholders’ equity	64,750	74,170

Total liabilities and stockholders’ equity	$1,107,504	$1,146,955

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income
(Unaudited — in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Interest income:
Interest and fees from loans	$11,841	$14,620	$23,708	$30,876
Interest and fees from mortgage banking	319	1,292	1,579	2,444
Federal funds sold	2	12	8	25
Interest-bearing deposits	6	147	23	259
Investments:
U.S. Treasury	16	43	17	86
U.S. Government agencies	31	485	429	1,267
States and political subdivisions	65	338	364	703
Other	807	135	952	316

Total interest income	13,087	17,072	27,080	35,976

Interest expense:
Time deposits of $100 or more	1,774	2,253	3,652	4,806
Other time and savings deposits	3,458	4,167	7,542	9,289
Overnight and short-term borrowings	137	603	451	1,327
Long-term borrowings	213	167	408	379

Total interest expense	5,582	7,190	12,053	15,801

Net interest income	7,505	9,882	15,027	20,175
Provision for loan losses	4,333	8,445	8,103	9,856

Net interest income after provision for loan losses	3,172	1,437	6,924	10,319

Other income:
Service charges on deposit accounts	1,360	1,467	2,592	2,853
Other service fees and commissions	162	190	232	359
Mortgage banking income	226	986	850	2,029
Securities gains	1,036	3	1,019	62
Other-than-temporary impairment losses	—	—	(996)	—
Other	518	457	1,090	1,078

Total other income	3,302	3,103	4,787	6,381

Other expenses:
Salaries and wages	3,433	4,800	8,221	9,366
Employee benefits	887	957	1,867	2,431
Equipment and occupancy expense, net	1,111	1,310	2,267	2,556
FDIC assessments	1,908	146	2,379	175
Other real estate owned expenses	1,128	593	1,326	638
Other	2,528	2,603	4,397	4,902

Total other expenses	10,995	10,409	20,457	20,068

Loss before income tax benefit	(4,521)	(5,869)	(8,746)	(3,368)
Income tax benefit	—	(2,507)	—	(1,721)

Net loss	$(4,521)	$(3,362)	$(8,746)	$(1,647)

Per share amounts:
Net loss — Basic	$(0.29)	$(0.22)	$(0.57)	$(0.11)
Net loss — Diluted	(0.29)	(0.22)	(0.57)	(0.11)
Cash dividends	—	0.13	—	0.26
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited — in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net loss	$(4,521)	$(3,362)	$(8,746)	$(1,647)

Items of other comprehensive loss:
Items of other comprehensive loss, before tax:
Unrealized losses on securities available for sale	(1,494)	(1,193)	(735)	(492)
Reclassification adjustment for available for sale securities gains (losses) included in net income	554	3	(459)	62
Prior service cost and net actuarial loss — SERP	41	—	83	—

Other comprehensive loss, before tax	(899)	(1,190)	(1,111)	(430)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	371	474	474	171
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	(16)	—	(42)	—

Items of other comprehensive loss, net of tax	(544)	(716)	(679)	(259)

Comprehensive loss	$(5,065)	$(4,078)	$(9,425)	$(1,906)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in
Stockholders’ Equity
(Unaudited — in thousands except per share data)

	Six Months
	Ended June 30,
	2009	2008

Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,965
Par value of shares issued under stock option plan	—	13

At end of period	18,981	18,978

Capital surplus
At beginning of period	30,190	30,053
Surplus of shares issued under stock option plan	—	86
Stock-based compensation expense	5	8
Tax benefit from nonqualifying dispositions of stock options	—	8

At end of period	30,195	30,155

Retained earnings
At beginning of period	77,928	118,196
Net loss	(8,746)	(1,647)
Dividends	—	(4,016)

At end of period	69,182	112,533

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(1,077)	(97)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(720)	(259)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	41	—

At end of period	(1,756)	(356)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$64,750	$109,458

Shares issued
At beginning of period	18,981	18,965
Shares issued under stock option plan	—	13

At end of period	18,981	18,978

Common shares in treasury
At beginning of period	(3,527)	(3,527)

At end of period	(3,527)	(3,527)

Total shares outstanding	15,454	15,451

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months
	Ended June 30,
	2009	2008

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net losses	$(8,746)	$(1,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	940	907
Provision for loan losses	8,103	9,856
Stock-based compensation expense	5	8
Investment security premium amortization, net	319	106
Acquisition premium amortization, net	14	27
Deferred income taxes	—	(1,105)
Gains on sales or calls of securities available for sale	(537)	(62)
Gains on sales or calls of securities held to maturity	(482)	—
Impairment losses on securities	996	—
Originations of loans held for sale	(82,177)	(139,294)
Proceeds from loans held for sale	99,924	144,620
Gains on loans held for sale	(977)	(1,796)
Gains on disposal or sale of equipment	(4)	—
Losses on disposal or sale of premises	6	39
Losses on disposal or sale of other real estate	1,115	600
Increase in cash surrender value of bank owned life insurance	(554)	(574)
Decrease in other assets	2,912	2,903
Decrease in accrued interest receivable	326	1,916
Decrease in accrued interest payable	(243)	(626)
Decrease in other liabilities	(5,314)	(133)

Net cash provided by operating activities	15,626	15,745

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	32,480	51,652
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	24,103	5,780
Proceeds from sales of securities available for sale	58,488	2,903
Purchase of securities available for sale	(192,334)	(6,694)
Net decrease (increase) in loans	51,421	(17,876)
Proceeds from redemption of bank owned life insurance	14,161	—
Capital expenditures	—	(4,442)
Proceeds from sale of fixed assets	12	—
Proceeds from sale of other real estate	4,397	242

Net cash provided by (used in) investing activities	(7,272)	31,565

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposits	(5,963)	1,729
Net increase (decrease) in time deposits	(11,255)	8,495
Net decrease in overnight and short-term borrowings	(24,157)	(33,097)
Net increase (decrease) in long-term borrowings	17,000	(2,000)
Proceeds from shares issued under stock option plan	—	99
Tax benefit on shares issued under stock option plan	—	8
Dividends paid	—	(4,013)

Net cash used in financing activities	(24,375)	(28,779)

Net increase (decrease) in cash equivalents	(16,021)	18,531
Cash and cash equivalents at beginning of period	48,983	33,324

Cash and cash equivalents at end of period	$32,962	$51,855

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of June 30, 2009, and the condensed consolidated statements of income and comprehensive income for the three and and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2008 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended June 30, 2008 have been reclassified to conform to the presentation for the periods ended June 30, 2009.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2009 except as described in Note 7 below.
2. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Shares in thousands)	2009	2008	2009	2008

Weighted average shares outstanding	15,454	15,446	15,454	15,442
Potentially dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,454	15,446	15,454	15,442

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses will result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
(In thousands)	(Unaudited)	(Note 1)

Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$136,694	$162,958
Standby letters of credit	4,549	4,998
During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation. The loan pipeline and related derivative positions were closed as of June 30, 2009.
Granite Mortgage had no forward commitments and options to sell mortgage-backed securities as of June 30, 2009 and $14.7 million as of December 31, 2008.
Subsequent events have been evaluated through July 30, 2009.
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
4. POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Bank sponsors a non-tax qualified, unfunded salary continuation plan (“Officers’ SERP”). The Officers’ SERP benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. Components of the net periodic SERP cost for this plan for the three and six months ended June 30, 2009 are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(In thousands)	2009	2009

Service cost	$159	$318
Interest cost	121	242
Amortization of net obligation at transition	41	82

Total net periodic SERP cost	$321	$642

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
Amounts are not set forth for the comparable periods of 2008 as the plan was revised in the fourth quarter of 2008 and comparable amounts were not recorded. The total SERP expense for the three and six-month periods ended June 30, 2008 was $312 thousand and $501 thousand, respectively.
5. REGULATORY RESTRICTIONS
The Company and the Bank were “adequately” capitalized at June 30, 2009. However, the Bank was not in compliance with the 2008 Memorandum of Understanding with the FDIC (“MOU”), which requires the Bank to be “well” capitalized. The Bank has communicated with its regulators about the failure to meet the “well” capitalized level as of December 31, 2008, March 31, 2009 and June 30, 2009. Additionally, in July 2009, the Bank received and replied to a prompt corrective action letter from the FDIC regarding a capital restoration plan to return the Bank to “adequately” capitalized.
The Company’s capital restoration activities in the six-month period ending June 30, 2009 have included a significant balance sheet restructuring to reduce loans and convert existing investments to government- backed securities. The Company also made additional capital investments in the Bank. The Bank improved to “adequately” capitalized at June 30, 2009.
The Company has considered various transactions that might enhance its capital position. To date, that activity has not resulted in any capital enhancements or probable transactions. While activities are ongoing, there can be no assurance that the Company and the Bank can achieve the “well” capitalized level. The Company cannot predict the regulatory response to any continued inability to improve capital levels.
The balance sheet restructuring to address capital discussed above was also directed to improving Bank liquidity. Because the Bank was not “adequately” capitalized at March 31, 2009, the Bank’s ability to obtain brokered deposits and access additional Federal Home Loan Bank (FHLB) borrowings was capped at existing levels. Both the FHLB and the Federal Reserve (Fed) have required securities to be pledged as collateral to support their existing exposure to the Bank. At June 30, 2009, the Company and the Bank did not have access to additional external funding sources other than a $15.0 million temporary line of credit with a correspondent bank. After meeting all pledge requirements, the Bank had in excess of $30 million unpledged government securities at June 30, 2009.
The minimum capital requirements to be characterized as “well” capitalized and “adequately” capitalized, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of June 30, 2009:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well
	Consolidated	Bank	Capitalized	Capitalized

Leverage capital ratios	5.83%	5.61%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	7.46%	7.14%	4.00%	6.00%
Total capital	8.74%	8.41%	8.00%	10.00%

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
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
MORTGAGE BANKING
The Mortgage Banking segment brokers mortgage loan products for other financial institutions. Mortgage loan products include fixed-rate and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. The Mortgage Banking segment earns fee income from its mortgage activities. During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation. The loan pipeline and related derivative positions were closed as of June 30, 2009.
OTHER
The Company’s Other segment represents primarily treasury and administrative activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
The following table presents selected financial information for reportable business segments as of and for the three and six-month periods ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2009	2008	2009	2008

COMMUNITY BANKING
Net interest income	$7,245	$9,003	$13,704	$18,546
Provision for loan losses	4,309	8,421	8,055	9,820
Noninterest income	2,905	2,117	4,250	4,352
Noninterest expense	9,779	8,421	17,038	16,268
Loss before income taxes (benefits)	(3,938)	(5,722)	(7,139)	(3,190)
Net loss	(3,938)	(3,183)	(7,139)	(1,362)
Identifiable segment assets	1,101,545	1,154,212	1,101,545	1,154,212

MORTGAGE BANKING
Net interest income	$266	$996	$1,328	$1,838
Provision for loan losses	24	24	48	36
Noninterest income	225	986	849	2,029
Noninterest expense	1,123	1,878	3,300	3,563
Income (loss) before income taxes	(656)	80	(1,171)	268
Net income (loss)	(656)	48	(1,171)	161
Identifiable segment assets	5,903	29,114	5,903	29,114

OTHER
Net interest expense	$(6)	$(117)	$(5)	$(209)
Noninterest income (securities losses)	172	—	(312)	—
Noninterest expense	93	110	119	237
Income (loss) before income taxes (benefits)	73	(227)	(436)	(446)
Net income (loss)	73	(227)	(436)	(446)
Identifiable segment assets	56	4,370	56	4,370

TOTAL SEGMENTS
Net interest income	$7,505	$9,882	$15,027	$20,175
Provision for loan losses	4,333	8,445	8,103	9,856
Noninterest income	3,302	3,103	4,787	6,381
Noninterest expense	10,995	10,409	20,457	20,068
Loss before income taxes (benefits)	(4,521)	(5,869)	(8,746)	(3,368)
Net loss	(4,521)	(3,362)	(8,746)	(1,647)
Identifiable segment assets	1,107,504	1,187,696	1,107,504	1,187,696

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009.
Also in April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. It shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”), in April 2009 in response to the FASB’s April 2009 release of Final FSP FAS 115-2 and FAS 124-2. SAB No. 111 amends and replaces “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, (“Topic 5.M”), in the SEC’s Staff Accounting Bulletin series. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff’s views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB’s use of the term other-than-temporary to mean permanent. The Company has considered this interpretative guidance for the disclosures in its interim financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 166.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE’s). The Company has not evaluated the effect of the adoption of SFAS No. 167 on its consolidated financial statements.
Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009. The Company is currently evaluating the impact of adopting SFAS No. 168.
8. FAIR VALUE MEASUREMENTS — SFAS NO. 157
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the second quarter of 2009 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs, for the U.S. Government agency, mortgage-back and equity securities. The remaining U.S. Treasury and equity securities were Level 1 measurements from quoted prices in active markets. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following table reflects investment securities available for sale measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009
U.S. Treasury	$14,996	$14,996	$—	$—
U.S. Government agency	1,561	—	1,561	—
Mortgage-backed	138,916	—	138,916	—
Equities	2,502	954	1,548	—

Total investment securities available for sale	$157,975	$15,950	$142,025	$—

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or is not current, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. At June 30, 2009, all impaired loan values were determined to be based on Level 3 measurements.
Other Real Estate Owned
Other real estate owned by the Bank and Granite Mortgage resulting from foreclosures is estimated at the fair value of the collateral based on a current appraised value or other management estimate and is recorded as nonrecurring Level 3. At June 30, 2009, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following table reflects certain loans and other real estate measured at fair value on a nonrecurring basis at June 30, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009
Impaired loans (1)	$21,825	$—	$—	$21,825
Other real estate owned	15,437	—	—	15,437

Total assets	$37,262	$—	$—	$37,262

(1)	Net of reserves and loans carried at cost.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
9. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2009 were as follows:
(Table in thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value

AVAILABLE FOR SALE
At June 30, 2009:

U.S. Treasury due:
Within 1 year	$14,993	$3	$—	$14,996

U.S. Government agencies due:
After 1 year but within 5 years	1,560	1	—	1,561

Mortgage-backed securities due:
After 10 years	139,836	353	1,273	138,916

Others* due:
Trust preferred stocks due after 10 years	1,229	319	—	1,548
Common stocks and mutual funds	818	136	—	954

Total others	2,047	455	—	2,502

Total available for sale	$158,436	$812	$1,273	$157,975

Sales and calls of securities available for sale for the six months ended June 30, 2009 resulted in $694 thousand realized gains and $157 thousand realized losses. Sales of securities held to maturity with a carrying amount of $21.1 million resulted in $501 thousand gains and $19 thousand losses in 2009. These held to maturity securities were sold during the period in conjunction with the balance sheet restructuring plan. The amortized costs of certain equity securities were written down by $996 thousand in 2009 for declines deemed to be credit related.
As of June 30, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $459 thousand, net of deferred income tax benefits of $181 thousand, related to securities available for sale.
Unrealized losses on securities have not been recognized in the income statement because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is deemed to be interest rate risk related. The unrealized losses are reflected in other comprehensive income.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)
Securities with unrealized losses at June 30, 2009 not recognized in income were as follows:

(In thousands)	June 30, 2009
	Fair	Unrealized
	Value	Loss

U.S. Government mortgage-backed securities:
After 10 years	$105,676	$1,273

Total temporarily impaired	$105,676	$1,273

Declines in the fair value of available-for-sale and held-to-maturity securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of unrealized loss.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with SFAS No. 157.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009
(Unaudited)

(In thousands)	June 30, 2009
		Estimated
	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$32,962	$32,962
Marketable securities	157,975	157,975

Loans	849,672	842,303
Market risk/liquidity adjustment	—	(40,000)
Net loans	849,672	802,303

Liabilities:
Demand deposits	488,431	488,431
Time deposits	486,173	492,799
Overnight and short-term borrowings	24,790	24,790
Long-term borrowings	31,058	32,125

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2009 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at June 30, 2009 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 3% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of June 30, 2009. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (concluded)
June 30, 2009
(Unaudited)
The book values of cash and due from banks, federal funds sold, interest-bearing deposits, accrued interest receivable, overnight borrowings, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.
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
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three and six-month periods ended June 30, 2009. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Overview
The Company continued to operate in a very difficult economic environment in the six months ended June 30, 2009. The unemployment rate has continued to rise throughout the Company’s footprint, and the effect is evidenced in the declining ability of small businesses to service their debt. Real estate sales activity has slowed dramatically which has caused a continued decline in real estate values. Additionally, the Company has taken an aggressive position on resolving problem loan issues. Short-sale and other asset disposition activities have resulted in continued elevated credit loss costs and charge-off levels. Such activity has been significant, with a reduction of loans by approximately $75.7 million in the period.
The Company’s deposit levels have remained consistent at approximately $1.0 billion throughout the period. and loan levels have decreased which has significantly improved liquidity. Additionally, the Company’s operating expenses have decreased, except for FDIC assessments of $2.2 million which have more than offset the improved efficiencies.
The Company’s mortgage subsidiary changed its business model in the first quarter of 2009, as previously reported, primarily because of the difficulty of funding the operation. The level of origination activity has declined throughout the period. The subsidiary reported a net loss of $1.2 million for the first six months of 2009,and the Company continues to evaluate the viability of the operation at June 30, 2009.

Performance Summary
Our earnings decreased in both the three and six-month periods ended June 30, 2009 when compared to the same periods in 2008, primarily due to decreases in interest and fee income from loans. The decline in loan income was principally due to the continuing impact of the Federal Reserve Bank’s reduction of overnight rates through January 2009 as well as higher levels of nonperforming assets. The decline in loan loss provisions was partially offset by the decrease in net interest income for the same periods compared to 2008. Income tax benefits relating to the net losses for the first two quarters of 2009 were not recorded because it is more likely than not that the tax benefits will not be realized.
During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation primarily because of the cost of outside funding. Also, as a result of this change, a significant part of Granite Mortgage’s net loss for the six months ended June 30, 2009 was attributable to severance payments and the final settlement of employment contracts.
Financial Highlights for
the Quarterly Periods
(In thousands except per share amounts)

	Three Months
	Ended June 30,
	2009	2008	% change

Earnings
Net interest income	$7,505	$9,882	-24.1%
Provision for loan losses	4,333	8,445	-48.7%
Other income	3,302	3,103	6.4%
Other expense	10,995	10,409	5.6%
Net loss	(4,521)	(3,362)	34.5%

Per share
Net loss
- Basic	$(0.29)	$(0.22)	31.8%
- Diluted	(0.29)	(0.22)	31.8%

Average for period
Assets	$1,138,662	$1,205,959	-5.6%
Loans	899,705	958,754	-6.2%
Deposits	991,904	989,560	0.2%
Stockholders’ equity	70,100	115,545	-39.3%

Ratios
Return on average assets	-1.59%	-1.12%
Return on average equity	-25.87%	-11.70%
Average equity to average assets	6.16%	9.58%
Efficiency ratio (1)	101.41%	79.05%

(1)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

Financial Highlights for
the Year-to-Date Periods
(In thousands except per share amounts)

	Six Months
	Ended June 30,
	2009	2008	% change

Earnings
Net interest income	$15,027	$20,175	-25.5%
Provision for loan losses	8,103	9,856	-17.8%
Other income	4,787	6,381	-25.0%
Other expense	20,457	20,068	1.9%
Net loss	(8,746)	(1,647)	431.0%

Per share
Net loss
- Basic	$(0.57)	$(0.11)	418.2%
- Diluted	(0.57)	(0.11)	418.2%

Average for period
Assets	$1,153,163	$1,210,053	-4.7%
Loans	919,225	953,743	-3.6%
Deposits	997,642	989,093	0.9%
Stockholders’ equity	72,266	116,613	-38.0%

Ratios
Return on average assets	-1.53%	-0.27%
Return on average equity	-24.41%	-2.84%
Average equity to average assets	6.27%	9.64%
Efficiency ratio (1)	102.23%	74.51%

(1)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.
Changes in Financial Condition
June 30, 2009 Compared With December 31, 2008
The following table reflects the changes in our assets as of June 30, 2009 compared with December 31, 2008.

	June 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change

Total assets	$1,107,504	$1,146,955	$(39,451)	-3.4%
Earning assets	1,032,326	1,069,941	(37,615)	-3.5%
Cash and cash equivalents	32,962	48,983	(16,021)	-32.7%
Investment securities	157,975	82,203	75,772	92.2%
Gross loans	872,459	948,149	(75,690)	-8.0%
Mortgage loans held for sale	—	16,770	(16,770)	n/a
Investment in bank owned life insurance	17,671	31,278	(13,607)	-43.5%
Other assets	31,099	25,299	5,800	22.9%
The $13.6 million decrease in investment in bank owned life insurance as of June 30, 2009 compared to December 31, 2008 relates to the overall balance sheet restructuring plan. Of the $5.8 million increase in other assets as of June 30, 2009 compared to December 31, 2008, $8.6 million relates to the increase in foreclosed properties, partially offset by a $2.5 million decrease in income taxes receivable.

Loans at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change

Real estate — Construction	$94,961	$146,167	$(51,206)	-35.0%
Real estate — Mortgage	599,048	593,233	5,815	1.0%
Commercial, financial and agricultural	171,176	199,370	(28,194)	-14.1%
Consumer	8,356	10,713	(2,357)	-22.0%
All other loans	245	258	(13)	-5.0%

	873,786	949,741	(75,955)	-8.0%
Deferred origination fees, net	(1,327)	(1,592)	265	-16.6%

Total loans	$872,459	$948,149	$(75,690)	-8.0%

Mortgage loans held for sale	$—	$16,770	$(16,770)	n/a

The following table reflects the changes in our liabilities and equity as of June 30, 2009 compared with December 31, 2008.

	June 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change

Total liabilities	$1,042,754	$1,072,785	$(30,031)	-2.8%
Deposits	974,604	991,822	(17,218)	-1.7%
Non-interest-bearing demand deposits	110,127	117,168	(7,041)	-6.0%
Interest-bearing demand deposits	357,553	357,552	1	0.0%
NOW accounts	136,635	153,444	(16,809)	-11.0%
Money market accounts	220,918	204,108	16,810	8.2%
Savings deposits	20,751	19,674	1,077	5.5%
Time deposits	486,173	497,428	(11,255)	-2.3%
Overnight and short-term borrowings	24,790	48,947	(24,157)	-49.4%
Long-term borrowings	31,058	14,075	16,983	120.7%
Other liabilities	12,302	17,941	(5,639)	-31.4%
Total capital	64,750	74,170	(9,420)	-12.7%
Retained earnings	69,182	77,928	(8,746)	-11.2%
Accumulated other comprehensive loss	(1,756)	(1,077)	(679)	63.0%
The Company’s loan to deposit ratio was 89.52% as of June 30, 2009 compared to 95.60% as of December 31, 2008, and the Bank’s loan to deposit ratio was 87.90% compared to 93.14% when comparing the same dates.
In addition to deposits, we have overnight borrowings that are primarily in the form of commercial deposit products that sweep balances overnight into commercial paper issued by us. From December 31, 2008 to June 30, 2009, short-term borrowings decreased $20.8 million for Granite Mortgage, $4.0 million for the Bank, and $2.5 million for the holding company, partially offset by $3.1 million increase in commercial paper. The Bank’s long-term borrowings from the Federal Home Loan Bank increased $17.0 million during the first six months of 2009.
Other liabilities of the Bank decreased $3.0 million related to the payout of accrued retirement benefits during the first six months of 2009.

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

Additionally, our liquidity is affected by off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of June 30, 2009, such unfunded commitments to extend credit were $136.7 million, and commitments in the form of standby letters of credit totaled $4.5 million.

Neither the Company nor our subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in other off-balance sheet derivative financial instruments or structured finance or special purpose entities. The Bank and Granite Mortgage both had contractual off-balance sheet obligations in the form of noncancelable operating leases as of June 30, 2009, and December 31, 2008, though such obligations and the related lease expenses were not material to our financial condition on such dates or results of operations for the periods then ended.

Liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to be a stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. At June 30, 2009, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $773.3 million, or 79.3% of our total deposits, compared to $783.8 million, or 79.0%, of our total deposits as of December 31, 2008.

The other principal methods of funding used by the Bank are large denomination certificates of deposit. The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) through which the Bank’s customers may obtain fully-insured time deposits distributed among other participating banks while the Bank receives reciprocal deposits from other participating banks. The Bank’s deposits in the CDARS program totaled $38.9 million at June 30, 2009, a decrease of $13.9 million compared to December 31, 2008. Because CDARS program deposits are classified by current regulations as brokered deposits, the Bank’s capital levels have led the regulatory agencies to restrict its continued participation in the program and obtaining other brokered deposits. As of June 30, 2009, the Bank had an unsecured line of overnight borrowing capacity with its correspondent bank, which totaled $15.0 million. In addition, the Bank uses its capacity to pledge assets to serve as collateral to borrow on a secured basis. As of June 30, 2009, the Bank had investment securities pledged to secure an overnight funding line of approximately $14.0 million with the Federal Reserve Bank and borrowings of $40.0 million with the FHLB.

Prior to March 31, 2009, Granite Mortgage temporarily funded its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of our correspondent financial institutions. As of December 31, 2008, this line of credit was $30.0 million. The line of credit was terminated and paid in full in April 2009. Granite Mortgage had intercompany borrowings with the Bank of $3.3 million outstanding at June 30, 2009, which were secured by approximately $4.4 million of loans in the Granite Mortgage portfolio.

We also had a $2.5 million unsecured line of credit from one of our correspondent banks that matured and was paid in full during the second quarter of 2009.

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
We use interest sensitivity analysis to measure the sensitivity of projected earnings to changes in interest rates. We simulate the effects of interest rate changes on our earnings by assuming no change in interest rates as our base case scenario and either (1) gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%.
These simulations indicate that net interest income will vary by less than four percent when interest rates rise or decline by 300 basis points.
Results of Operations
For the Three-Month Period Ended June 30, 2009 Compared
With the Same Period in 2008 and for the Six-Month Period
Ended June 30, 2009 Compared With the Same Period in 2008
During the three-month period ended June 30, 2009, we incurred a net loss of $4.5 million compared to a net loss of $3.4 million for the same period of 2008. The reduction in earnings for the second quarter of 2009 compared to 2008 was primarily due to lower net interest income, a reduction of income tax benefits, and an increase in FDIC deposit insurance premiums, partially offset by lower provision for loan losses. For the first six months of 2009, we incurred a net loss of $8.7 million compared to a net loss of $1.6 million for the first six months of 2008. The increase in losses incurred for the six-month period of 2009 compared to the same period of 2008 was primarily due to lower net interest income, an increase in FDIC deposit insurance premiums and a reduction of income tax benefits, partially offset by lower provision for loan losses.

Net Interest Income for the Quarterly Periods
The following table reflects the change in our net interest income for the three-month periods ended June 30, 2009 and 2008. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Three Months
	Ended June 30,
(In thousands)	2009	2008	$ Change	% Change
Interest income	$13,087	$17,072	$(3,985)	-23.3%
Interest expense	5,582	7,190	(1,608)	-22.4%
Net interest income	7,505	9,882	(2,377)	-24.1%
Net interest margin	2.83%	3.66%
Yield on loans	5.41%	6.54%
Average prime rate	3.25%	5.08%
Cost of interest-bearing deposits	2.38%	3.02%
Cost of interest-bearing liabilities	2.38%	3.07%

Interest and fees from loans	$12,160	$15,912	$(3,752)	-23.6%
Average loans
Bank	896,497	941,858	(45,361)	-4.8%
Granite Mortgage	9,944	36,472	(26,528)	-72.7%
Consolidated	902,161	978,330	(76,169)	-7.8%
Average loans not earning interest included in consolidated above	43,631	39,945	3,686	9.2%
Interest on securities and overnight investments	927	1,160	(233)	-20.1%
Average securities and overnight investments	168,010	126,528	41,482	32.8%

Average earning assets	1,070,171	1,104,858	(34,687)	-3.1%

Interest on interest-bearing deposits	5,232	6,420	(1,188)	-18.5%
Average interest-bearing deposits	881,374	854,033	27,341	3.2%
Average money market deposits	214,014	246,666	(32,652)	-13.2%
Average time deposits	502,394	448,934	53,460	11.9%

Interest on overnight and short-term borrowings	137	603	(466)	-77.3%
Average overnight and short-term borrowings
Bank	9,660	14,913	(5,253)	-35.2%
Granite Mortgage	6,401	29,503	(23,102)	-78.3%
Consolidated	27,400	74,155	(46,755)	-63.1%
Interest on long-term borrowings	213	167	46	27.5%
Average long-term borrowings
Bank	31,090	11,151	19,939	178.8%
Consolidated	31,090	13,651	17,439	127.7%

We experienced growth in our average interest-bearing deposits during the second quarter of 2009; however, our average loans decreased compared to the second quarter of 2008. Our net interest margin declined 83 basis points, primarily due to the lower loan prime interest rate in the second quarter of 2009 compared to 2008, which resulted from rate reductions by the Federal Reserve Bank, which was partially offset by a 69 basis point decrease in our funding costs. We had lower yields on our variable rate loans, and our net interest margin was further compressed from the higher levels of nonaccruing loans during the second quarter of 2009 compared to 2008.
Time deposits generally pay higher rates of interest than most other types of deposits. We believe that the increase in time deposits may be attributable in large part to higher rates on our time deposit products relative to our other deposit products. We have not historically relied upon “out-of-market” or “brokered” deposits as a significant source of funding although the reciprocal deposits we hold under the CDARS program discussed above are considered “brokered” deposits under regulations.
Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Short-term borrowings from the Bank were the principal source of funding for Granite Mortgage during the second quarter of 2009.

Net Interest Income for the Year-to-Date Periods
The following table reflects the change in our net interest income for the six-month periods ended June 30, 2009 and 2008. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Six Months
	Ended June 30,
(In thousands)	2009	2008	$ Change	% Change

Interest income	$27,080	$35,976	$(8,896)	-24.7%
Interest expense	12,053	15,801	(3,748)	-23.7%
Net interest income	15,027	20,175	(5,148)	-25.5%

Net interest margin	2.84%	3.73%
Yield on loans	5.48%	6.89%
Average prime rate	3.25%	5.65%
Cost of interest-bearing deposits	2.55%	3.32%
Cost of interest-bearing liabilities	2.56%	3.37%

Interest and fees from loans	$25,287	$33,320	$(8,033)	-24.1%
Average loans
Bank	915,018	936,475	(21,457)	-2.3%
Granite Mortgage	20,395	36,018	(15,623)	-43.4%
Consolidated	930,565	972,493	(41,928)	-4.3%
Average loans not earning interest included in consolidated above	47,281	38,040	9,241	24.3%

Interest on securities and overnight investments	1,793	2,656	(863)	-32.5%
Average securities and overnight investments	151,389	134,980	16,409	12.2%

Average earning assets	1,081,954	1,107,473	(25,519)	-2.3%

Interest on interest-bearing deposits	11,194	14,095	(2,901)	-20.6%
Average interest-bearing deposits	885,825	852,622	33,203	3.9%
Average money market deposits	212,271	249,588	(37,317)	-15.0%
Average time deposits	506,933	449,900	57,033	12.7%

Interest on overnight and short-term borrowings	451	1,327	(876)	-66.0%
Average overnight and short-term borrowings
Bank	10,508	20,684	(10,176)	-49.2%
Granite Mortgage	14,783	28,925	(14,142)	-48.9%
Consolidated	36,686	77,098	(40,412)	-52.4%
Interest on long-term borrowings	408	379	29	7.7%
Average long-term borrowings
Bank	28,642	11,699	16,943	144.8%
Consolidated	28,642	14,199	14,443	101.7%
Even though we experienced growth in our average interest-bearing deposits during the first six months of 2009 compared to the same period in 2008, our net interest margin declined 89 basis points, primarily due to lower yields on our variable rate loans, higher levels of nonaccruing loans, and lower prime interest rates during 2009 compared to 2008 without comparable decreases in funding costs. Our cost of funds decreased 81 basis points in the first six months of 2009.

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
During the six-month period ended June 30, 2009, the Bank continued to resolve problem loans through charge-offs, write-downs, and, in some cases, disposition of underlying collateral and restructure. The increased level of charge-offs in the second quarter relate primarily to the determination that estimated impairments on several large loans were determined to be uncollectible amounts and the loans were partially charged off. The charge-offs and transfer of loans to other real estate were the primary reasons the nonaccrual loans decreased in the six-month period.
The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the second quarters and year-to-date periods of 2009 and 2008, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2009	2008	2009	2008

Allowance for loan losses, beginning of period	$26,485	$15,459	$24,806	$17,673

Net charge-offs:
Loans charged off:
Real estate	8,866	4,453	10,359	5,606
Commercial, financial and agricultural	746	1,564	2,072	4,888
Credit cards and related plans	10	3	29	5
Installment loans to individuals	15	31	35	103
Demand deposit overdraft program	36	46	83	99

Total charge-offs	9,673	6,097	12,578	10,701

Recoveries of loans previously charged off:
Real estate	487	276	617	414
Commercial, financial and agricultural	1,129	688	1,764	1,484
Credit cards and related plans	2	—	5	—
Installment loans to individuals	10	42	27	57
Demand deposit overdraft program	14	20	43	50

Total recoveries	1,642	1,026	2,456	2,005

Net charge-offs	8,031	5,071	10,122	8,696

Loss provisions charged to operations	4,333	8,445	8,103	9,856

Allowance for loan losses, end of period	$22,787	$18,833	$22,787	$18,833

Ratio of annualized net charge-offs during the period to average loans during the period	3.58%	2.13%	2.22%	1.83%
Allowance coverage of annualized net charge-offs	70.74%	92.34%	111.64%	107.69%
Allowance as a percentage of loans			2.61%	1.97%

Nonperforming assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Nonperforming assets:
Nonaccrual loans	$38,531	$50,591
Restructured loans	5,679	—
Loans past due 90 days or more and still accruing interest	355	114

Total nonperforming loans	44,565	50,705
Foreclosed properties	15,437	6,805

Total nonperforming assets	$60,002	$57,510

Nonperforming loans to total loans	5.11%	5.35%
Allowance coverage of nonperforming loans	51.13%	48.92%
Nonperforming assets to total assets	5.42%	5.01%
If interest from nonaccrual loans, including impaired loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2009 and 2008 that would have been recorded was approximately $500 thousand and $737 thousand, respectively. The interest income recognized on such loans, prior to being placed on nonaccrual status, was approximately $283 thousand and $52 thousand, for the second quarters of 2009 and 2008, respectively.
For the comparable year-to-date periods, interest income of approximately $838 thousand in 2009 and $1.2 million in 2008 would have been recognized in accordance with the original terms of the nonaccrual loans, while the interest income recognized, prior to being placed on nonaccrual status, for the year-to-date period of 2009 was approximately $188 thousand, and the interest charged off, prior to being placed on nonaccrual status for the year-to-date period of 2008 was approximately $204 thousand.
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
ll of our investment in impaired loans, $32.0 million at June 30, 2009 is included in nonaccruing loans in the table above, and the related loan loss allowance was $4.9 million. At December 31, 2008 our investment in impaired loans was $42.6 million, and the related loan loss allowance was $5.4 million. The average recorded balance of impaired loans was $37.3 million for the first six months of 2009 and $25.0 million for the first six months of 2008.

In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $46.0 million at June 30, 2009. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests. Of the Bank’s $60.0 million nonperforming assets at June 30, 2009, approximately $25.0 million is unimproved land or residential lots in various stages of development.
Changes in foreclosed properties for the six months ended June 30, 2009 were as follows:

Six Months
Ended June 30,
(In thousands)	2009

Balance at beginning of period	$6,805
Additions	14,144
Proceeds from sale	(4,397)
Write-downs and net gain (loss) on sale	(1,115)

Balance at end of period	$15,437

Noninterest Income and Expenses for the Quarterly Periods
The following table reflects the changes in our noninterest income and expenses for the three-month periods ended June 30, 2009 and 2008.

	Three Months
	Ended June 30,
(In thousands)	2009	2008	$ Change	% Change
Total noninterest income
Bank	$2,905	$2,117	$788	37.2%
Granite Mortgage	225	986	(761)	-77.2%
Consolidated	3,302	3,103	199	6.4%
Fees on deposit accounts	1,360	1,467	(107)	-7.3%
Other service fees and commissions	162	190	(28)	-14.7%
Annuity commissions	38	63	(25)	-39.7%
Mortgage banking income	226	986	(760)	-77.1%
Mortgage loan originations	977	68,097	(67,120)	-98.6%
Securities gains/losses	1,036	3	1,033	n/m
Other noninterest income	518	457	61	13.3%

Total noninterest expenses
Bank	9,779	8,421	1,358	16.1%
Granite Mortgage	1,123	1,878	(755)	-40.2%
Consolidated	10,995	10,409	586	5.6%
Personnel expenses
Bank	3,803	4,423	(620)	-14.0%
Granite Mortgage	514	1,330	(816)	-61.4%
Consolidated	4,320	5,757	(1,437)	-25.0%
Salaries and wages
Bank	2,950	3,565	(615)	-17.3%
Granite Mortgage	483	1,235	(752)	-60.9%
Consolidated	3,433	4,800	(1,367)	-28.5%
Employee benefits
Bank	853	858	(5)	-0.6%
Granite Mortgage	31	95	(64)	-67.4%
Consolidated	887	957	(70)	-7.3%
Noninterest expenses other than for personnel
Bank	5,976	3,998	1,978	49.5%
Granite Mortgage	609	548	61	11.1%
Consolidated	6,675	4,652	2,023	43.5%
Equipment and occupancy expense, net
Bank	941	1,091	(150)	-13.7%
Granite Mortgage	170	219	(49)	-22.4%
Consolidated	1,111	1,310	(199)	-15.2%
Other noninterest expenses
Bank	5,035	2,907	2,128	73.2%
FDIC Assessment	1,908	146	1,762	n/m
Other real estate owned expenses	843	593	250	42.2%
Other	2,284	2,168	116	5.4%
Granite Mortgage	439	329	110	33.4%
Other real estate owned expenses	285	—	285	0.0%
Other	154	329	(175)	-53.2%
Consolidated	5,564	3,342	2,222	66.5%

Income tax benefit	—	(2,507)	2,507	n/a
Effective income tax rates	—	42.72%

For the quarter ended June 30, 2009, securities gains increased $1.0 million, primarily from sales of securities available for sale in conjunction with the balance sheet restructuring previously discussed.
Granite Mortgage’s other income decreased $761 thousand, primarily as a result of a $67.1 million decline in mortgage originations as Granite Mortgage reduced its mortgage origination activities. Granite Mortgage’s compensation expense decreased $752 thousand for the second quarter of 2009 due to staff reductions during the first six months of 2009. Also, the Bank’s compensation expense decreased $615 thousand due to reduced staffing in 2009.
For the second quarter of 2009, the Bank’s other noninterest expenses increased $2.1 million, primarily due to an increase of $1.8 million in FDIC deposit insurance premiums including the special assessment imposed by the FDIC on insured institutions during the second quarter of 2009.
An income tax benefit relating to the net loss for the second quarter of 2009 was not recorded because it is more likely than not that the tax benefit will not be realized during the current year.

Noninterest Income and Expenses for the Year-to-Date Periods
The following table reflects the changes in our noninterest income and expenses for the six-month periods ended June 30, 2009 and 2008.

	Six Months
	Ended June 30,
(In thousands)	2009	2008	$ Change	% Change

Total noninterest income
Bank	$4,250	$4,352	$(102)	-2.3%
Granite Mortgage	849	2,029	(1,180)	-58.2%
Consolidated	4,787	6,381	(1,594)	-25.0%
Fees on deposit accounts	2,592	2,853	(261)	-9.1%
Other service fees and commissions	232	359	(127)	-35.4%
Annuity commissions	85	113	(28)	-24.8%
Mortgage banking income	850	2,029	(1,179)	-58.1%
Mortgage loan originations	82,177	139,294	(57,117)	-41.0%
Securities gains/losses	1,019	62	957	n/m
Other-than-temporary impairment losses	(996)	—	(996)	0.0%
Other noninterest income	1,090	1,078	12	1.1%

Total noninterest expenses
Bank	17,038	16,268	770	4.7%
Granite Mortgage	3,300	3,563	(263)	-7.4%
Consolidated	20,457	20,068	389	1.9%
Personnel expenses
Bank	7,842	9,307	(1,465)	-15.7%
Granite Mortgage	2,241	2,483	(242)	-9.7%
Consolidated	10,088	11,797	(1,709)	-14.5%
Salaries and wages
Bank	6,127	7,079	(952)	-13.4%
Granite Mortgage	2,094	2,287	(193)	-8.4%
Consolidated	8,221	9,366	(1,145)	-12.2%
Employee benefits
Bank	1,715	2,228	(513)	-23.0%
Granite Mortgage	147	196	(49)	-25.0%
Consolidated	1,867	2,431	(564)	-23.2%
Noninterest expenses other than for personnel
Bank	9,196	6,961	2,235	32.1%
Granite Mortgage	1,059	1,080	(21)	-1.9%
Consolidated	10,369	8,271	2,098	25.4%
Equipment and occupancy expense, net
Bank	1,903	2,126	(223)	-10.5%
Granite Mortgage	364	430	(66)	-15.3%
Consolidated	2,267	2,556	(289)	-11.3%
Other noninterest expenses
Bank	7,293	4,835	2,458	50.8%
FDIC Assessment	2,379	175	2,204	n/m
Other real estate owned expenses	1,037	628	409	65.1%
Other	3,877	4,032	(155)	-3.8%
Granite Mortgage	695	650	45	6.9%
Other real estate owned expenses	289	10	279	n/m
Other	406	640	(234)	-36.6%
Consolidated	8,102	5,715	2,387	41.8%

Income tax benefit	—	(1,721)	1,721	n/a
Effective income tax rates	0.00%	51.10%

Net securities gains of $23 thousand for the six-month period of 2009 include $1.0 million of other-than- temporary impairment losses on securities, offset by net gains on the sales of securities available for sale during the period.
Granite Mortgage’s other income decreased $1.2 million, primarily as a result of a $57.1 million decline in mortgage originations as Granite Mortgage’s mortgage origination activities declined during the six-month period of 2009.
Of the $1.1 million decrease in compensation expense for the first six months of 2009 compared to 2008, $1.0 million relates to the Bank’s reduced staffing. The Bank’s employee benefits decreased $513 thousand for the six-month period of 2009 compared to the same period of 2008, primarily due to suspension of the employer’s profit-sharing contribution.
The Bank’s other noninterest expenses increased $2.5 million for the first six months of 2009, primarily related to the $2.2 million increase in FDIC deposit insurance premiums.
An income tax benefit relating to the net loss for the first six months of 2009 was not recorded because it is more likely than not that the tax benefit will not be realized during the current year.
Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included above under “Liquidity, Interest Rate Sensitivity And Other Risks” and in Note 3 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
As of June 30, 2009, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See also Note 3 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Other Risks.”

Item 4. Controls and Procedures
As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchase transactions for the three months ended June 30, 2009.
Item 4 — Submission of Matters to a Vote of Security Holders
The following proposals were considered and acted upon at our annual meeting of stockholders held on April 27, 2009:
Proposal 1. To consider the election of eight persons named as director/nominees in the Proxy Statement dated March 31, 2009.

R. Scott Anderson	FOR	11,247,148	WITHHELD	637,065
John N. Bray	FOR	11,251,641	WITHHELD	632,572
Joseph D. Crocker	FOR	11,125,511	WITHHELD	758,702
Leila N. Erwin	FOR	11,152,399	WITHHELD	731,814
Paul M. Fleetwood, III	FOR	11,238,058	WITHHELD	646,155
Hugh R. Gaither	FOR	11,064,015	WITHHELD	820,198
James Y. Preston	FOR	11,263,786	WITHHELD	620,426
Boyd C. Wilson, Jr., CPA	FOR	11,239,697	WITHHELD	644,516
Proposal 2. To consider the ratification of the selection of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

FOR	10,720,622	AGAINST	980,042	ABSTAIN	183,549

Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

3.2	Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, dated April 27, 2009.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 2.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: July 30, 2009	By:	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Written Description of Director Compensation	Filed herewith

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 2.