Form 10-Q
period 2009-09-30
BANK OF GRANITE CORP
filed 2009-11-16
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended      September 30, 2009
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
Common stock, $1 par value
15,454,841 shares outstanding as of October 31, 2009

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Income (Loss) Three Months Ended September 30, 2009 and 2008 And Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2009 and 2008 And Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

Part II — Other Information

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
  (In thousands except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$36,046	$26,164
Interest-bearing deposits	1,948	6,819
Federal funds sold	—	16,000

Total cash and cash equivalents	37,994	48,983

Investment securities:
Available for sale, at fair value	100,213	58,576

Held to maturity, at amortized cost	—	23,627

Loans	827,926	948,149
Allowance for loan losses	(23,962)	(24,806)

Net loans	803,964	923,343

Mortgage loans held for sale	—	16,770

Premises and equipment, net	16,963	19,079
Investment in bank owned life insurance	17,466	31,278
Other assets	33,069	25,299

Total assets	$1,009,669	$1,146,955

Liabilities and stockholders’ equity:
Deposits:
Demand accounts	$114,822	$117,168
NOW accounts	130,019	153,444
Money market accounts	168,658	204,108
Savings accounts	19,946	19,674
Time deposits of $100 or more	189,724	208,002
Other time deposits	269,190	289,426

Total deposits	892,359	991,822
Overnight and short-term borrowings	23,991	48,947
Long-term borrowings	20,049	14,075
Other liabilities	11,316	17,941

Total liabilities	947,715	1,072,785

Stockholders’ equity:
Common stock, $1.00 par value per share Authorized - 25,000 shares Issued - 18,981 shares in 2009 and 2008 Outstanding - 15,454 shares in 2009 and 2008	18,981	18,981
Capital surplus	30,195	30,190
Retained earnings	65,452	77,928
Accumulated other comprehensive loss, net of deferred income taxes	(822)	(1,077)
Less: Cost of common stock in treasury; 3,527 shares in 2009 and 2008	(51,852)	(51,852)

Total stockholders’ equity	61,954	74,170

Total liabilities and stockholders’ equity	$1,009,669	$1,146,955

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income (Loss)
  (Unaudited — in thousands except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees from loans	$11,730	$14,276	$35,438	$45,152
Interest and fees from mortgage banking	81	1,017	1,660	3,461
Federal funds sold	—	21	8	46
Interest-bearing deposits	18	67	41	326
Investments:
U.S. Treasury	1	43	18	129
U.S. Government agencies	1,247	471	2,378	1,738
States and political subdivisions	—	315	364	1,018
Other	59	157	309	473

Total interest income	13,136	16,367	40,216	52,343

Interest expense:
Time deposits of $100 or more	1,555	2,031	5,207	6,837
Other time and savings deposits	3,077	4,084	10,619	13,373
Overnight and short-term borrowings	129	611	580	1,938
Long-term borrowings	180	155	588	534

Total interest expense	4,941	6,881	16,994	22,682

Net interest income	8,195	9,486	23,222	29,661
Provision for loan losses	4,760	3,581	12,863	13,437

Net interest income after provision for loan losses	3,435	5,905	10,359	16,224

Other income:
Service charges on deposit accounts	1,439	1,416	4,031	4,269
Other service fees and commissions	119	198	351	557
Mortgage banking income	31	862	881	2,891
Securities gains (losses)	(34)	(62)	985	—
Other-than-temporary impairment losses	—	(649)	(996)	(649)
Other	604	729	1,694	1,807

Total other income	2,159	2,494	6,946	8,875

Other expenses:
Salaries and wages	3,065	4,208	11,286	13,574
Employee benefits	798	66	2,665	2,497
Equipment and occupancy expense, net	1,055	1,224	3,322	3,780
FDIC assessments	500	720	2,879	895
Other real estate owned	1,770	154	3,095	792
Other	2,136	2,403	6,534	7,305

Total other expenses	9,324	8,775	29,781	28,843

Loss before income tax benefit	(3,730)	(376)	(12,476)	(3,744)
Income tax benefit	—	(105)	—	(1,826)

Net loss	$(3,730)	$(271)	$(12,476)	$(1,918)

Per share amounts:
Net loss — Basic	$(0.24)	$(0.02)	$(0.81)	$(0.12)
Net loss — Diluted	(0.24)	(0.02)	(0.81)	(0.12)
Cash dividends	—	0.00	—	0.26
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited — in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,730)	$(271)	$(12,476)	$(1,918)

Items of other comprehensive loss:
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale	1,469	(1,611)	(185)	(1,978)
Reclassification adjustment for available for sale securities gains included in net income	34	716	493	654
Prior service cost and net actuarial loss — SERP	41	—	124	—

Other comprehensive income (loss), before tax	1,544	(895)	432	(1,324)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(593)	357	(119)	528
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	(16)	—	(58)	—

Items of other comprehensive income (loss), net of tax	935	(538)	255	(796)

Comprehensive loss	$(2,795)	$(809)	$(12,221)	$(2,714)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
  (Unaudited — in thousands except per share data)

	Nine Months
	Ended September 30,
	2009	2008
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,965
Par value of shares issued under stock option plan	—	16

At end of period	18,981	18,981

Capital surplus
At beginning of period	30,190	30,053
Surplus of shares issued under stock option plan	—	104
Stock-based compensation expense	5	11
Tax benefit from nonqualifying dispositions of stock options	—	8

At end of period	30,195	30,176

Retained earnings
At beginning of period	77,928	118,196
Net loss	(12,476)	(1,918)
Dividends	—	(4,017)

At end of period	65,452	112,261

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(1,077)	(97)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	189	(796)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	66	—

At end of period	(822)	(893)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$61,954	$108,673

Shares issued
At beginning of period	18,981	18,965
Shares issued under stock option plan	—	16

At end of period	18,981	18,981

Common shares in treasury
At beginning of period	(3,527)	(3,527)

At end of period	(3,527)	(3,527)

Total shares outstanding	15,454	15,454

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
  (Unaudited — in thousands)

	Nine Months
	Ended September 30,
	2009	2008
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net losses	$(12,476)	$(1,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,357	1,433
Provision for loan losses	12,863	13,437
Stock-based compensation expense	5	11
Investment security premium amortization, net	788	158
Acquisition premium amortization, net	19	37
Deferred income taxes	(78)	(2,206)
Losses (gains) on sales or calls of securities available for sale	(503)	5
Gains on sales or calls of securities held to maturity	(482)	(5)
Impairment losses on securities	996	649
Originations of loans held for sale	(82,177)	(201,872)
Proceeds from loans held for sale	99,924	205,105
Gains on loans held for sale	(977)	(2,602)
Gains on disposal or sale of equipment	(4)	(10)
Losses on disposal or sale of premises	6	39
Losses on disposal or sale of other real estate	2,547	613
Increase in cash surrender value of bank owned life insurance	(874)	(895)
Decrease in other assets	2,428	12,040
Decrease in accrued interest receivable	285	1,796
Decrease in accrued interest payable	(856)	(846)
Increase (decrease) in other liabilities	(5,646)	1,073

Net cash provided by operating activities	17,145	26,042

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	46,774	54,652
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	24,103	6,009
Proceeds from sales of securities available for sale	128,527	275
Purchase of securities available for sale	(217,905)	(5,100)
Net decrease (increase) in loans	87,092	(14,909)
Proceeds from redemption of bank owned life insurance	14,686	—
Capital expenditures	—	(5,319)
Proceeds from sale of fixed assets	757	10
Proceeds from sale of other real estate	6,252	855

Net cash provided by investing activities	90,286	36,473

Cash flows from financing activities:
Net decrease in demand, NOW, money market and savings deposits	(60,949)	(36,154)
Net increase (decrease) in time deposits	(38,514)	33,337
Net decrease in overnight and short-term borrowings	(24,956)	(47,018)
Net increase (decrease) in long-term borrowings	5,999	(1,000)
Proceeds from shares issued under stock option plan	—	120
Tax benefit on shares issued under stock option plan	—	8
Dividends paid	—	(6,024)

Net cash used in financing activities	(118,420)	(56,731)

Net increase (decrease) in cash equivalents	(10,989)	5,784
Cash and cash equivalents at beginning of period	48,983	33,324

Cash and cash equivalents at end of period	$37,994	$39,108

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
  (Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of September 30, 2009, and the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2008 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended September 30, 2008 have been reclassified to conform to the presentation for the periods ended September 30, 2009.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2009 except as described in Note 8 below.
2. REGULATORY CAPITAL AND REGULATORY MATTERS
Regulatory Actions
As we reported in our Form 8-K filed with the SEC on September 4, 2009, the Bank entered into a Stipulation and Consent (“Consent”) to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“The Commissioner”). Based on our Consent, the FDIC and the Commissioner jointly issued the Order on August 27, 2009.
The Order is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plan and policies designed to enhance the safety and soundness of the Bank.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Among other things, the Order requires the Bank to:
•	Assure the on-going participation of the Bank’s Board of Directors in the affairs of the Bank;

•	Have and retain qualified management of the Bank, and assess management and staffing needs, qualifications and performance;

•	Present a written capital plan to the FDIC and the Commissioner within 30 days of the Order by which the Bank would achieve a Tier 1 Leverage Capital Ratio of not less than 8 percent and Total Risk-Based Capital Ratio of not less than 12 percent during the life of the Order;

•	Formulate and implement a plan to reduce the Bank’s risk exposure in assets classified “Substandard or Doubtful” in the FDIC’s most recent report of examination by 20 percent in 180 days; 40 percent in 360 days; 65 percent in 540 days and by 75 percent in 720 days;

•	Analyze and reduce credit concentrations in the Bank’s loan portfolio;

•	Within 60 days, ensure full implementation of effective lending and collection policies;

•	Cease to extend additional credit to any borrower who has a loan or extension of credit with the Bank that is classified as “Loss” or “Doubtful”;

•	Within 45 days, adopt and implement a plan regarding the Bank’s liquidity, contingent funding and asset liability management, and review and revise the plan on a quarterly basis;

•	Not pay cash dividends without the prior written consent of the FDIC and the Commissioner;

•	Neither renew, roll-over nor increase the amount of brokered deposits above the amount outstanding at the date of the Order without obtaining a waiver from the FDIC.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The Bank has been less than “well” capitalized throughout 2009. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailing lending activity, surrendering bank owned life insurance policies, and reorganizing the securities portfolio to minimize risk and related capital requirements. While such restructuring activities have definitively enhanced the Bank’s capital position, there is a limit of progress to be made on these fronts.
In order to achieve compliance with the terms of the Order, the Company will further need to either raise capital, sell additional assets to deleverage, or combination of both. The ability of the Company to accomplish these goals is significantly constricted by the current economic environment. (See Subsequent Events Note 3.)
The Company has engaged outside advisors and has pursued numerous capital enhancing transactions. The activity continues, and the Company is currently reviewing multiple indications of interest. There can be no assurance that the ongoing activities or any other measures will allow the Bank to meet the capital levels set forth in the Order. The Company cannot predict the regulatory response, if any, to the inability to achieve the capital ratios required in the Order.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
The minimum capital requirements to be characterized as “well” capitalized and “adequately” capitalized, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of September 30, 2009:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order

Leverage capital ratios	5.82%	5.62%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	7.47%	7.19%	4.00%	6.00%	8.00%
Total capital	8.75%	8.47%	8.00%	10.00%	12.00%
Liquidity and Other Matters
The Bank has reported on matters requiring current response in the Order, and the progress made to comply with the Order. The Board is monitoring compliance activities and the development of information for impending submissions required by the Order.
In recent months, including the period since the issuance of the Order, the Bank’s liquidity has diminished and alternative funding sources contracted. The Company has limited alternative funding sources, other than the Federal Reserve Discount window, and that availability is considered on a case by case basis. In addition to the capital enhancement efforts outlined above, the Company is also pursuing loan sales, additional bank owned life insurance policy surrenders and aggressively pursuing loan payoffs in the current period. There can be no assurance that these efforts will provide the Bank with adequate liquidity on an ongoing basis, which creates a significant operating risk. (See Note 3 Subsequent Events.)
The Bank’s securities portfolio is currently 90 percent pledged to the FHLB and public fund deposits.
Additionally, because of the Company’s liquidity and capital positions, the FDIC and the Commissioner may take other and further regulatory actions against the Bank that could, among other things, materially adversely impact the Company’s stockholders.
3. SUBSEQUENT EVENTS
The Bank’s SERP Plan was curtailed effective October 31, 2009. Details of the plan amendment are set forth in the Company’s Form 8-K dated November 5. The benefit liability for the SERP was reduced by approximately $4.0 million and the curtailment gain to be recognized in the fourth quarter will approximate $1.5 million.
In November, bank owned life insurance policies (BOLI) of approximately $13.0 million have been surrendered. This transaction will improve the Bank’s liquidity and have a positive effect on capital to the extent the funds are invested in assets with a lower risk rating.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Additionally, the Worker, Homeownership and Business Assistance Act of 2009 (the Act) legislation was signed into law on November 6, 2009 and sets forth that small companies who have not received TARP assistance can carryback tax losses from 2008 or 2009 to tax years extending back to 2003. The Company has not reflected any tax benefit for losses through the nine months ended September 30, 2009. The benefit of the expanded loss carryback rules which could approximate $4.0 million, relating to operating losses of the nine months ended September 30, 2009, will be recorded in the fourth quarter of 2009. The refund will also supplement the Bank’s liquidity.
4. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Shares in thousands)	2009	2008	2009	2008
Weighted average shares outstanding	15,454	15,454	15,454	15,446
Potentially dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	15,454	15,454	15,454	15,446

The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
5. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$120,194	$162,958
Standby letters of credit	3,195	4,998
As previously reported, Granite Mortgage curtailed its origination activity in the first quarter of 2009 and ceased origination activities in the second quarter.
Granite Mortgage had no forward commitments and options to sell mortgage-backed securities as of September 30, 2009 and $14.7 million as of December 31, 2008.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Subsequent events have been evaluated through November 16, 2009, which is the date of issuance of these financial statements.
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
6. POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Bank sponsors a non-tax qualified, unfunded salary continuation plan (“Officers’ SERP”). The Officers’ SERP benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. Components of the net periodic SERP cost for this plan for the three and nine months ended September 30, 2009 are as follows:

	Three Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
(In thousands)	2009	2009
Service cost	$159	$477
Interest cost	121	362
Amortization of net obligation at transition	41	124

Total net periodic SERP cost	$321	$963

Amounts are not set forth for the comparable periods of 2008 as the plan was revised in the fourth quarter of 2008 and comparable amounts were not recorded. The total SERP expense for the three and nine-month periods ended September 30, 2008 was $313 thousand and $814 thousand, respectively. (See Note 3 Subsequent Events.)

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
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
MORTGAGE BANKING
During the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation. As reported in the second quarter, the origination activity in the segment has ceased. The current activity is related to the resolution of a small loan held for investment portfolio and settling existing contractual obligations.
OTHER
The Company’s Other segment represents primarily treasury and administrative activities. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
The following table presents selected financial information for reportable business segments as of and for the three and nine-month periods ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2009	2008	2009	2008
COMMUNITY BANKING
Net interest income	$8,165	$8,871	$21,869	$27,417
Provision for loan losses	4,869	3,556	12,924	13,376
Noninterest income	2,128	2,348	6,378	6,700
Noninterest expense	8,601	6,878	25,639	23,146
Income (loss) before income taxes (benefits)	(3,177)	785	(10,316)	(2,405)
Net income (loss)	(3,177)	760	(10,316)	(602)
Identifiable segment assets	1,007,426	1,125,669	1,007,426	1,125,669

MORTGAGE BANKING
Net interest income	$56	$703	$1,384	$2,541
Provision for loan losses	(109)	25	(61)	61
Noninterest income	31	849	880	2,878
Noninterest expense	675	1,852	3,975	5,415
Loss before income taxes	(479)	(325)	(1,650)	(57)
Net loss	(479)	(195)	(1,650)	(34)
Identifiable segment assets	2,270	31,055	2,270	31,055

OTHER
Net interest expense	$(26)	$(88)	$(31)	$(297)
Noninterest income (securities losses)	—	(703)	(312)	(703)
Noninterest expense	48	45	167	282
Loss before income taxes (benefits)	(74)	(836)	(510)	(1,282)
Net loss	(74)	(836)	(510)	(1,282)
Identifiable segment assets	(27)	3,193	(27)	3,193

TOTAL SEGMENTS
Net interest income	$8,195	$9,486	$23,222	$29,661
Provision for loan losses	4,760	3,581	12,863	13,437
Noninterest income	2,159	2,494	6,946	8,875
Noninterest expense	9,324	8,775	29,781	28,843
Loss before income taxes (benefits)	(3,730)	(376)	(12,476)	(3,744)
Net loss	(3,730)	(271)	(12,476)	(1,918)
Identifiable segment assets	1,009,669	1,159,917	1,009,669	1,159,917

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
8. NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for Business Combinations which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) to be measured at fair value in accordance with the standards for Fair Value Measurements and Disclosures. This update for Business Combinations is effective prospectively for fiscal years beginning on or after December 15, 2008. The Company adopted this update during the first quarter of 2009, and the adoption was not applicable to its consolidated financial statements for the periods reported.
Also in December 2007, the FASB issued an update to the accounting standards for Consolidation to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This update for Consolidation also amends certain procedures for consistency with the requirements of Business Combinations. This update for Consolidation is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard should be applied prospectively. Presentation and disclosure requirements should be applied retrospectively to comparative financial statements. Earlier adoption is prohibited. The Company adopted this update during the first quarter of 2009, and the adoption was not applicable to its consolidated financial statements for the periods reported.
In March 2008, the FASB issued an update to the accounting standards for Derivatives and Hedging which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This update for Derivatives and Hedging is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this update during the first quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
In April 2009, the FASB issued an update to the accounting standards for Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update for Financial Instruments also requires those disclosures in summarized financial information at interim reporting periods. This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this update during the second quarter of 2009.
In April 2009, the FASB issued an update to the accounting standards for Investment in Debt and Equity Securities to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update for Investment in Debt and Equity Securities does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This update is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this update during the second quarter of 2009.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Also in April 2009, the FASB issued an update to the accounting standards for Fair Value Measurements and Disclosures to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update for Fair Value Measurements and Disclosures also includes guidance on identifying circumstances that indicate a transaction is not orderly. It is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this update during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”), in April 2009 in response to the FASB’s April 2009 update to the accounting standards for Investment in Debt and Equity Securities. SAB No. 111 amends and replaces “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, (“Topic 5.M”), in the SEC’s Staff Accounting Bulletin series. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff’s views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB’s use of the term other-than-temporary to mean permanent. The Company has considered this interpretative guidance for the disclosures in its interim financial statements.
In May 2009, the FASB issued an update to the accounting standards for Subsequent Events which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this update for Subsequent Events requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted this update during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
In June 2009, the FASB issued an update to the accounting standards for Transfers and Servicing which eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. This update for Transfers and Servicing is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting this update.
Also in June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, an update to the accounting standards for Generally Accepted Accounting Principles — amendments based on “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” The Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and supersedes all non-SEC accounting and reporting standards. This update is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009. The Company adopted this update during the third quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
9. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the third quarter of 2009 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs, for the U.S. Government agency, mortgage-backed and a portion of the equity securities. The remaining equity securities were Level 1 measurements from quoted prices in active markets. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following tables reflect investment securities available for sale measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
U.S. Government agency	$1,557	$—	$1,557	$—
GNMA Mortgage-backed securities	95,803	—	95,803	—
Equities	2,853	1,038	1,815	—

Total investment securities available for sale	$100,213	$1,038	$99,175	$—

December 31, 2008
U.S. Government agency	$46,063	$—	$46,063	$—
State and local	5,416	—	5,416	—
Equities	7,097	1,643	5,454	—

Total investment securities available for sale	$58,576	$1,643	$56,933	$—

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards for fair value measurements and disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When appraised values are used, or management determines the fair value of the collateral is impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3. At September 30, 2009, all impaired loan values were determined to be based on Level 3 measurements.
Other Real Estate Owned
Other real estate owned by the Bank and Granite Mortgage resulting from foreclosures is estimated at the fair value of the collateral based on a current appraised value or other management estimate and is recorded as nonrecurring Level 3. At September 30, 2009, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
Impaired loans (1)	$23,013	$—	$—	$23,013
Mortgage loans held for sale	—	—	—	—
Other real estate owned	17,426	—	—	17,426

Total assets	$40,439	$—	$—	$40,439

December 31, 2008
Impaired loans (1)	$35,298	$—	$—	$35,298
Mortgage loans held for sale	16,770	—	16,770	—
Other real estate owned	6,805	—	—	6,805

Total assets	$58,873	$—	$16,770	$42,103

(1)	Net of reserves and loans carried at cost.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
10. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2009 and December 31, 2008 were as follows:
(Table in thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At September 30, 2009:

U.S. Government agencies due:
After 1 year but within 5 years	$1,550	$7	$—	$1,557

GNMA Mortgage-backed securities due:
After 10 years	95,558	383	138	95,803

Others due:
Trust preferred stocks due after 10 years	1,227	588	—	1,815
Common stocks and mutual funds	835	203	—	1,038

Total others	2,062	791	—	2,853

Total available for sale	$99,170	$1,181	$138	$100,213

Sales and calls of securities available for sale for the nine months ended September 30, 2009 resulted in $839 thousand in realized gains and $336 thousand in realized losses. Sales of securities held to maturity with a carrying amount of $21.1 million resulted in $501 thousand in gains and $19 thousand in losses in 2009. These held to maturity securities were sold during the period in conjunction with the balance sheet restructuring plan. The amortized costs of certain equity securities were written down by $996 thousand in 2009 for other-than-temporary impairment, all of which was deemed to be credit related.
As of September 30, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net gains of $1.0 million, net of deferred income taxes of $412 thousand, related to securities available for sale.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (unaudited)
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

Others due:
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)
Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income, all of which have been in a loss position less than 12 months were as follows:

	September 30, 2009		December 31, 2008
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss
Less than 12 months:
U.S. Government agencies	$—	$—	$1,995	$(5)
State and local	—	—	985	(60)

12 months or more:
State and local	—	—	2,128	(47)
GNMA Mortgage-backed securities	27,607	138	—	—

Total temporarily impaired	$27,607	$138	$5,108	$(112)

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
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with the accounting standards for Fair Value Measurements and Disclosures.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2009
  (Unaudited)

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$37,994	$37,994	$48,983	$48,983
Investment securities	100,213	100,213	82,203	82,868
Bank owned life insurance	17,466	17,466	31,278	31,278
Mortgage loans held for sale	—	—	16,770	16,949

Loans (1)	803,964	790,574	923,343	929,447
Market risk/liquidity adjustment	—	(50,000)	—	(45,000)
Net loans	803,964	740,574	923,343	884,447

Liabilities:
Demand deposits	433,445	433,445	494,394	494,394
Time deposits	458,914	464,266	497,428	509,447
Overnight and short-term borrowings	23,991	23,991	48,947	48,947
Long-term borrowings	20,049	20,991	14,075	15,158

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2009 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at September 30, 2009 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 2% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of September 30, 2009. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (concluded)
September 30, 2009
  (Unaudited)
The book values of cash and due from banks, federal funds sold, interest-bearing deposits, accrued interest receivable, overnight borrowings, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of investment securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.
Demand deposits are shown at their face value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosures About Forward Looking Statements
The discussions included in Part I of this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, failure to comply with regulatory orders, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section below and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three and nine-month periods ended September 30, 2009. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Overview
The Company reported a net loss of $3.7 million, or $0.24 per share for the quarter ended September 30, 2009, compared to a net loss of $0.3 million, or $0.02 per share, reported for the third quarter of 2008. For the nine months ended September 30, 2009, the Company reported a net loss of $12.5 million, or $0.81 per share, compared to a net loss of $1.9 million, or $0.12 per share for the comparable period of 2008.
As a result of our continuing losses, our capital levels, the high levels of nonperforming assets, and other matters outlined more specifically in Note 2 to the financial statements in Item 1 of this report, the FDIC and the Commissioner jointly issued the Bank an Order to Cease and Desist (the “Order”). The following sections of this discussion highlight specific measures related to the Order.
Performance Summary
The Order requires the Bank to formulate plans to improve the Bank’s earnings performance and to submit periodic budgets and plans to increase capital. In the current period, the net interest income has increased on a linked quarter basis as a result of declining funding costs and increased focus of risk adjusted loan pricing. Personnel costs and other operating costs, exclusive of other real estate owned expenses and credit costs, have also declined on a linked quarter basis.
A significant part of Granite Mortgage’s net loss for the nine months ended September 30, 2009 was attributable to severance payments and the final settlement of employment contracts as a result of the cessation of mortgage origination activities.

	Three Months
Financial Highlights for the Quarterly Periods	Ended September 30,
(In thousands except per share amounts)	2009	2008	% change
Earnings
Net interest income	$8,195	$9,486	-13.6%
Provision for loan losses	4,760	3,581	32.9%
Other income	2,159	2,494	-13.4%
Other expense	9,324	8,775	6.3%
Net loss	(3,730)	(271)	n/m

Per share
Net loss
- Basic	$(0.24)	$(0.02)	n/m
- Diluted	(0.24)	(0.02)	n/m

Average for period
Assets	$1,077,224	$1,181,505	-8.8%
Loans	845,122	958,033	-11.8%
Deposits	944,395	980,633	-3.7%
Stockholders’ equity	65,096	110,616	-41.2%

Ratios
Return on average assets	-1.37%	-0.09%
Return on average equity	-22.73%	-0.97%
Average equity to average assets	6.04%	9.36%
Efficiency ratio (1)	90.05%	72.22%

(1)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

	Nine Months
Financial Highlights for the Year-to-Date Periods	Ended September 30,
(In thousands except per share amounts)	2009	2008	% change
Earnings
Net interest income	$23,222	$29,661	-21.7%
Provision for loan losses	12,863	13,437	-4.3%
Other income	6,946	8,875	-21.7%
Other expense	29,781	28,843	3.3%
Net loss	(12,476)	(1,918)	550.5%

Per share
Net loss
- Basic	$(0.81)	$(0.12)	575.0%
- Diluted	(0.81)	(0.12)	575.0%

Average for period
Assets	$1,127,850	$1,200,537	-6.1%
Loans	894,524	955,173	-6.3%
Deposits	979,893	986,273	-0.6%
Stockholders’ equity	69,876	114,614	-39.0%

Ratios
Return on average assets	-1.48%	-0.21%
Return on average equity	-23.87%	-2.24%
Average equity to average assets	6.20%	9.55%
Efficiency ratio (1)	98.08%	73.80%

(1)	Calculated by dividing noninterest expense by the sum of net interest income and noninterest income.
Changes in Financial Condition
September 30, 2009 Compared With December 31, 2008
The following table reflects the changes in our assets as of September 30, 2009 compared with December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Total assets	$1,009,669	$1,146,955	$(137,286)	-12.0%
Earning assets	930,087	1,069,941	(139,854)	-13.1%
Cash and cash equivalents	37,994	48,983	(10,989)	-22.4%
Investment securities	100,213	82,203	18,010	21.9%
Gross loans	827,926	948,149	(120,223)	-12.7%
Mortgage loans held for sale	—	16,770	(16,770)	n/a
Investment in bank owned life insurance	17,466	31,278	(13,812)	-44.2%
Other assets	33,069	25,299	7,770	30.7%
The Company and the Bank’s low capital levels at December 31, 2008, and continuing through 2009, caused the Bank to initiate a balance sheet restructuring program that has continued throughout the 2009 period-to-date. Curtailment of real estate lending throughout 2009, coupled with very low loan demand and aggressive resolution of problem loans, are the major factors contributing to the $120.2 million decrease in loans in the period since December 31, 2008.

The Order also requires the Bank to formulate and execute a plan to reduce the commercial real estate concentration, included in the “Real estate — Mortgage” caption in the table below. The lending curtailment and other activities cited above have reduced the concentration from $206.0 million at December 31, 2008 to $184.2 million at September 30, 2009.
While the investment portfolio has increased by $18.0 million in the nine months since December 31, 2008, the restructuring activity added liquidity in the form of investments which approximate $100.2 million at September 30, 2009. Current period liquidity activity, which is detailed in the Consolidated Statements of Cash Flows in the financial statements under Item 1, required the sale of approximately $58.0 million securities to fund deposit withdrawals in the three-month period ended September 30, 2009.
The $13.8 million decrease in investment in bank owned life insurance as of September 30, 2009 compared to December 31, 2008 relates to the surrender of certain policies in conjunction with the overall balance sheet restructuring plan that has been in place for all of 2009. The $7.7 million increase in other assets as of September 30, 2009 compared to December 31, 2008, primarily relates to the increase in foreclosed properties.
Loans at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Real estate — Construction	$83,084	$146,167	$(63,083)	-43.2%
Real estate — Mortgage	583,494	593,233	(9,739)	-1.6%
Commercial, financial and agricultural	155,144	199,370	(44,226)	-22.2%
Consumer	7,155	10,713	(3,558)	-33.2%
All other loans	253	258	(5)	-1.9%

	829,130	949,741	(120,611)	-12.7%
Deferred origination fees, net	(1,204)	(1,592)	388	-24.4%

Total loans	$827,926	$948,149	$(120,223)	-12.7%

Mortgage loans held for sale	$—	$16,770	$(16,770)	n/a

The following table reflects the changes in our liabilities and equity as of September 30, 2009 compared with December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008	$ Change	% Change
Total liabilities	$947,715	$1,072,785	$(125,070)	-11.7%
Deposits	892,359	991,822	(99,463)	-10.0%
Non-interest-bearing demand deposits	114,822	117,168	(2,346)	-2.0%
Interest-bearing demand deposits	298,677	357,552	(58,875)	-16.5%
NOW accounts	130,019	153,444	(23,425)	-15.3%
Money market accounts	168,658	204,108	(35,450)	-17.4%
Savings deposits	19,946	19,674	272	1.4%
Time deposits	458,914	497,428	(38,514)	-7.7%
Overnight and short-term borrowings	23,991	48,947	(24,956)	-51.0%
Long-term borrowings	20,049	14,075	5,974	42.4%
Other liabilities	11,316	17,941	(6,625)	-36.9%

Total capital	61,954	74,170	(12,216)	-16.5%
Retained earnings	65,452	77,928	(12,476)	-16.0%
Accumulated other comprehensive loss	(822)	(1,077)	255	-23.7%

The Company’s deposits have decreased $99.5 million in the nine-month period ended September 30, 2009, with $81.7 million of the decline in the current three-month period. The Bank has been prohibited from renewing or acquiring any brokered deposits throughout 2009. The only brokered deposits were deposits in the national CDARS program, which is designed to provide FDIC insurance to deposits that exceed $250 thousand. As a result of the restrictions, CDARS deposits (which are classified as time deposits) declined from $52.8 million at December 31, 2008 to $22.3 million at September 30, 2009. The additional decrease of approximately $69.0 million has related to all categories of deposits, and the acceleration in the decrease (deposits declined $70.0 million in September) coincided with the Bank’s announcement of the Order as outlined in more detail in Note 2 to the financial statements in Item 1.
The Company’s loan to deposit ratio was 92.78% as of September 30, 2009 compared to 95.60% as of December 31, 2008, and the Bank’s loan to deposit ratio was 92.22% compared to 93.14% when comparing the same dates.
From December 31, 2008 to September 30, 2009, short-term borrowings decreased $20.8 million for Granite Mortgage, and $2.5 million for the holding company, partially offset by the $7.0 million increase in the Bank. The Bank’s long-term borrowings from the Federal Home Loan Bank increased $6.0 million during the first nine months of 2009.
Other liabilities decreased $6.6 million, primarily related to the reduction of loan origination activities for Granite Mortgage, and the Bank’s payout of accrued retirement benefits during the first nine months of 2009.
Liquidity, Interest Rate Sensitivity and Other Risks
The Company’s historical liquidity management process included anticipating operating cash requirements, evaluating time deposit maturities, monitoring loan to deposit ratios, and correlating these activities to an overall periodic internal liquidity measure. The evaluation of the asset mix was to maintain a securities portfolio sufficient to provide short-term liquidity in periods of unusual fluctuations. The activity also included the Granite Mortgage operations, which were always separately funded.
The current liquidity management processes relate primarily to the Bank. The liquidity requirements of the Bank are primarily met through two categories of funding. The first is core deposits, which includes demand deposits, savings accounts and certificates of deposits. We consider these to be a more stable portion of the Bank’s liability mix and the result of ongoing consumer and commercial banking relationships. At September 30, 2009, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $702.6 million, or 78.7% of our total deposits, compared to $783.8 million, or 79.0%, of our total deposits as of December 31, 2008.
As discussed elsewhere, we have been restructuring the Bank’s balance sheet throughout 2009. The historically stable deposit base has decreased by approximately $100.0 million in 2009, and a significant part of that decrease was in the three-month period ended September 30, 2009. The Bank has been able to fund the deposit decrease through funding primarily derived from the balance sheet restructuring activities throughout 2009.
During the period since September 30, 2009, the Bank’s aggregate deposits have stabilized and currently average $890.0 million. The stabilization and continued loan pay downs and other actions have resulted in the Bank’s internal liquidity measure, (which is based on cash balances plus the amount of unpledged securities, divided by total deposits), increasing from 5.00% at September 30 to 8.30% at November 13.

Additionally, outside sources of funding have contracted as the Bank’s credit standing has declined. The FHLB of Atlanta has required that securities be pledged as collateral for the $40.0 million of advances. These requirements and the pledging of investment securities to collateralize public funds has resulted in more than 90% of investment securities being pledged at September 30, 2009.
The Bank’s primary outside funding source is the Federal Reserve Discount window, and the Bank has posted approximately $30.0 million of loans, which would provide approximately $18.0 million to $20.0 million of emergency funding if necessary.
The Company or the Bank do not have any off-balance sheet investments or obligations. The Bank does have $120.2 million of unfunded loan commitments and $3.2 million of standby letters of credit as of September 30, 2009. Based on our current evaluation, a significant amount of the commitments are not likely to be funded in the near term because of the funding terms or low customer demand.
The management of interest rate risk and the overall asset/liability position is integrated with the liquidity management process. Currently less than 10% of the Bank’s loans are directly related to market interest rates. The remaining loans are fixed rate or relate to the Bank’s independent index which relates more directly to the Bank’s operating footprint. The regulatory Order limits the Bank’s participation in the national markets for deposits and requires that local rates conform to rates that are not more than 75 basis points above the average local market rates for all products. The restriction does not currently prevent the Bank from offering competitive rates.
While we believe the conditions outlined limit the current exposure to market interest rates, we prepare earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk. We simulate the effects of interest rate changes on our earnings by assuming no change in interest rates as our base case scenario and either (1) gradually increasing or decreasing interest rates by 3% over a twelve-month period or (2) immediately increasing or decreasing interest rates by 1%, 2%, 3% and 4%. These simulations indicate that net interest income will vary by less than two percent when interest rates rise or decline by 300 basis points.
Capital Resources
The Company meets regulatory guidelines for “well” capitalized for the Leverage Capital Ratio and Tier 1 Capital. The Company is “adequately” capitalized for the Total Capital measure. As referenced in Note 2 to the financial statements, the Bank is currently operating under a regulatory Order that requires Tier 1 Capital of 8% and Total Capital of 12%. The Company has restructured the Bank’s balance sheet, made additional capital contributions, curtailed lending, and is pursuing other capital improvement activities relating to the sale of assets or the Bank. These activities are continuing; however, there can be no assurance that the capital levels required in the Order can be attained.
Results of Operations
For the Three-Month Period Ended September 30, 2009 Compared
With the Same Period in 2008 and for the Nine-Month Period
Ended September 30, 2009 Compared With the Same Period in 2008
During the three-month period ended September 30, 2009, we incurred a net loss of $3.7 million compared to a net loss of $271 thousand for the same period of 2008. The reduction in earnings for the third quarter of 2009 compared to 2008 was primarily due to lower net interest income and higher provision for loan losses. For the first nine months of 2009, we incurred a net loss of $12.5 million compared to a net loss of $1.9 million for the first nine months of 2008. The increase in losses incurred for the nine-month period of 2009 compared to the same period of 2008 was primarily due to lower net interest income, increases in FDIC deposit insurance premiums and expenses relating to foreclosed properties, and a reduction of income tax benefits, partially offset by a decrease in compensation expense.

Net Interest Income for the Quarterly Periods
The following table reflects the change in our net interest income for the three-month periods ended September 30, 2009 and 2008. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Three Months
	Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Interest income	$13,136	$16,367	$(3,231)	-19.7%
Interest expense	4,941	6,881	(1,940)	-28.2%
Net interest income	8,195	9,486	(1,291)	-13.6%

Net interest margin	3.28%	3.56%
Yield on loans	5.54%	6.26%
Average prime rate	3.25%	5.00%
Cost of interest-bearing deposits	2.21%	2.87%
Cost of interest-bearing liabilities	2.22%	2.96%

Interest and fees from loans	$11,811	$15,293	$(3,482)	-22.8%
Average loans
Bank	843,999	942,790	(98,791)	-10.5%
Granite Mortgage	3,634	29,181	(25,547)	-87.5%
Consolidated	845,122	971,971	(126,849)	-13.1%
Average loans not earning interest included in consolidated above	44,898	45,381	(483)	-1.1%

Interest on securities and overnight investments	1,325	1,074	251	23.4%
Average securities and overnight investments	146,550	108,187	38,363	35.5%

Average earning assets	991,672	1,080,158	(88,486)	-8.2%

Interest on interest-bearing deposits	4,632	6,115	(1,483)	-24.3%
Average interest-bearing deposits	832,020	848,080	(16,060)	-1.9%
Average money market deposits	202,014	234,327	(32,313)	-13.8%
Average time deposits	474,350	453,884	20,466	4.5%

Interest on overnight and short-term borrowings	129	611	(482)	-78.9%
Average overnight and short-term borrowings
Bank	11,633	13,706	(2,073)	-15.1%
Granite Mortgage	2,513	22,850	(20,337)	-89.0%
Consolidated	26,646	63,428	(36,782)	-58.0%
Interest on long-term borrowings	180	155	25	16.1%
Average long-term borrowings
Bank	28,597	14,555	14,042	96.5%
Consolidated	26,097	14,555	11,542	79.3%

We experienced a decline in our average loans and average interest-bearing deposits during the third quarter of 2009, compared to the same quarter of 2008. Our net interest margin declined 28 basis points, primarily due to the lower loan prime interest rate in the third quarter of 2009 compared to 2008, resulting from rate reductions by the Federal Reserve Bank, which was partially offset by a 74 basis point decrease in our funding costs. We had lower yields on our variable rate loans; however, our decrease in net interest margin was partially offset by lower levels of nonaccruing loans during the third quarter of 2009 compared to 2008.
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
Our overnight borrowings are in the form of commercial paper related to the commercial deposit sweep arrangements of the Bank. Short-term borrowings from the Bank were the principal source of funding for Granite Mortgage during the third quarter of 2009.

Net Interest Income for the Year-to-Date Periods
The following table reflects the change in our net interest income for the nine-month periods ended September 30, 2009 and 2008. For a discussion of our asset-sensitivity and the related effects on our net interest income and net interest margins, please see “Liquidity, Interest Rate Sensitivity and Other Risks” above.

	Nine Months
	Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Interest income	$40,216	$52,343	$(12,127)	-23.2%
Interest expense	16,994	22,682	(5,688)	-25.1%
Net interest income	23,222	29,661	(6,439)	-21.7%

Net interest margin	2.98%	3.67%
Yield on loans	5.50%	6.68%
Average prime rate	3.25%	5.43%
Cost of interest-bearing deposits	2.44%	3.17%
Cost of interest-bearing liabilities	2.45%	3.23%

Interest and fees from loans	$37,098	$48,613	$(11,515)	-23.7%
Average loans
Bank	891,345	938,580	(47,235)	-5.0%
Granite Mortgage	14,808	33,739	(18,931)	-56.1%
Consolidated	902,084	972,319	(70,235)	-7.2%
Average loans not earning interest included in consolidated above	48,089	43,791	4,298	9.8%

Interest on securities and overnight investments	3,118	3,730	(612)	-16.4%
Average securities and overnight investments	149,776	126,049	23,727	18.8%

Average earning assets	1,051,860	1,098,368	(46,508)	-4.2%

Interest on interest-bearing deposits	15,826	20,210	(4,384)	-21.7%
Average interest-bearing deposits	867,890	851,108	16,782	2.0%
Average money market deposits	208,852	244,501	(35,649)	-14.6%
Average time deposits	496,072	451,228	44,844	9.9%

Interest on overnight and short-term borrowings	580	1,938	(1,358)	-70.1%
Average overnight and short-term borrowings
Bank	10,883	18,358	(7,475)	-40.7%
Granite Mortgage	10,693	26,900	(16,207)	-60.2%
Consolidated	33,336	72,538	(39,202)	-54.0%
Interest on long-term borrowings	588	534	54	10.1%
Average long-term borrowings
Bank	28,627	12,651	15,976	126.3%
Consolidated	27,797	14,321	13,476	94.1%
Even though we experienced growth in our average interest-bearing deposits during the first nine months of 2009 compared to the same period in 2008, our net interest margin declined 69 basis points, primarily due to lower yields on our variable rate loans, higher nonperforming assets, and lower prime interest rates during 2009 compared to 2008, which was partially offset by lower levels of nonaccruing loans at September 30, 2009 compared to 2008. Our cost of funds decreased 78 basis points in the first nine months of 2009.

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
Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairment. When individual loans are impaired, the impairment allowance is measured in accordance with “Accounting By Creditors for Impairment of a Loan.” The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Allowance levels are estimated for other commercial loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. The Bank aggregates non-graded retail type loans into pools of similar credits and reviews the historical loss experience associated with these pools as the criteria to allocate the allowance to each category.
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
Management is continuing to closely monitor the value of real estate serving as collateral for our loans and foreclosed real estate, especially raw land, lots, and land under development, because of management’s concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral and real estate owned. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers. In many situations, adverse market conditions have placed stress on borrower liquidity levels, and collateral values have declined.
No assurance can be given, however, that adverse economic circumstances of other events, including additional loan review, changing market conditions, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns on other real estate owned.
During the nine-month period ended September 30, 2009, the Bank continued to resolve problem loans through charge-offs, write-downs, and, in some cases, disposition of underlying collateral and restructure. The increased level of charge-offs in the third quarter relate primarily to the determination that estimated impairments on several large loans were determined to be uncollectible amounts and the loans were partially charged off. The charge-offs and transfer of loans to other real estate were the primary reasons the nonaccrual loans decreased in the nine-month period.

The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the third quarters and year-to-date periods of 2009 and 2008, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$22,787	$18,833	$24,806	$17,673

Net charge-offs:
Loans charged off:
Real estate	2,587	257	12,946	5,863
Commercial, financial and agricultural	1,173	1,329	3,248	6,216
Credit cards and related plans	10	3	38	7
Installment loans to individuals	35	71	69	174
Demand deposit overdraft program	37	52	120	151

Total charge-offs	3,842	1,712	16,421	12,411

Recoveries of loans previously charged off:
Real estate	29	682	647	1,095
Commercial, financial and agricultural	204	134	1,969	1,617
Credit cards and related plans	2	—	6	1
Installment loans to individuals	8	11	35	67
Demand deposit overdraft program	14	24	57	74

Total recoveries	257	851	2,714	2,854

Net charge-offs	3,585	861	13,707	9,557

Loss provisions charged to operations	4,760	3,581	12,863	13,437

Allowance for loan losses, end of period	$23,962	$21,553	$23,962	$21,553

Ratio of annualized net charge-offs during the period to average loans during the period	1.68%	0.36%	2.05%	1.34%
Allowance coverage of annualized net charge-offs	168.47%	629.23%	130.75%	168.83%
Allowance as a percentage of loans			2.89%	2.26%
Nonperforming assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Nonperforming assets:
Nonaccrual loans	$37,909	$50,591
Restructured loans	3,838	—
Loans past due 90 days or more and still accruing interest	625	114

Total nonperforming loans	42,372	50,705
Other real estate owned	17,426	6,805

Total nonperforming assets	$59,798	$57,510

Nonperforming loans to total loans	5.12%	5.35%
Allowance coverage of nonperforming loans	56.55%	48.92%
Nonperforming assets to total assets	5.92%	5.01%
If interest from nonaccrual loans, including impaired loans had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2009 and 2008 that would have been recorded was approximately $582 thousand and $796 thousand, respectively. The interest income recognized on such loans, prior to being placed on nonaccrual status, was approximately $400 thousand and $506 thousand, for the third quarters of 2009 and 2008, respectively.

For the comparable year-to-date periods, interest income of approximately $1.2 million in 2009 and $1.8 million in 2008 would have been recognized in accordance with the original terms of the nonaccrual loans, while the interest income recognized, prior to being placed on nonaccrual status, for the year-to-date period of 2009 was approximately $588 thousand, and approximately $302 thousand for the same period of 2008.
We classify loans as nonaccrual when the loan is statutorily past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms, and the ultimate collection of principal and interest is no longer considered doubtful. Restructured loans are modified in accordance with troubled debt restructuring guidelines. The loans are performing in accordance with their current terms. Restructured loans are reported in the nonperforming assets classification at least through the end of the year of the restructure.
All of our investment in impaired loans, $33.5 million at September 30, 2009 is included in nonaccruing loans in the table above, and the related loan loss allowance was $6.7 million. At December 31, 2008 our investment in impaired loans was $42.6 million, and the related loan loss allowance was $5.4 million. The average recorded balance of impaired loans was $38.0 million for the first nine months of 2009 and $26.9 million for the first nine months of 2008.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $39.2 million at September 30, 2009. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests. Of the Bank’s $59.8 million nonperforming assets at September 30, 2009, approximately $22.0 million is unimproved land or residential lots in various stages of development.
Changes in other real estate owned for the nine months ended September 30, 2009 were as follows:

Nine Months
Ended September 30,
(In thousands)	2009
Balance at beginning of period	$6,805
Additions	19,420
Proceeds from sale	(6,252)
Write-downs and net gain (loss) on sale	(2,547)

Balance at end of period	$17,426

Noninterest Income and Expenses for the Quarterly Periods
The following table reflects the changes in our noninterest income and expenses for the three-month periods ended September 30, 2009 and 2008.

	Three Months
	Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Total noninterest income
Bank	$2,128	$2,348	$(220)	-9.4%
Granite Mortgage	31	849	(818)	-96.3%
Consolidated	2,159	2,494	(335)	-13.4%
Fees on deposit accounts	1,439	1,416	23	1.6%
Other service fees and commissions	119	198	(79)	-39.9%
Annuity commissions	34	61	(27)	-44.3%
Mortgage banking income	31	862	(831)	-96.4%
Mortgage loan originations	—	62,579	(62,579)	n/a
Securities gains/losses	(34)	(75)	41	-54.7%
Other-than-temporary impairment losses	—	(636)	636	n/a
Other noninterest income	604	729	(125)	-17.1%

Total noninterest expenses
Bank	8,601	6,878	1,723	25.1%
Granite Mortgage	675	1,852	(1,177)	-63.6%
Consolidated	9,324	8,775	549	6.3%
Personnel expenses
Bank	3,476	3,111	365	11.7%
Granite Mortgage	387	1,159	(772)	-66.6%
Consolidated	3,863	4,274	(411)	-9.6%
Salaries and wages
Bank	2,685	3,142	(457)	-14.5%
Granite Mortgage	380	1,066	(686)	-64.4%
Consolidated	3,065	4,208	(1,143)	-27.2%
Employee benefits
Bank	791	(31)	822	n/m
Granite Mortgage	7	93	(86)	-92.5%
Consolidated	798	66	732	n/m
Noninterest expenses other than for personnel
Bank	5,125	3,767	1,358	36.0%
Granite Mortgage	288	693	(405)	-58.4%
Consolidated	5,461	4,501	960	21.3%
Equipment and occupancy expense, net
Bank	974	997	(23)	-2.3%
Granite Mortgage	81	227	(146)	-64.3%
Consolidated	1,055	1,224	(169)	-13.8%
Other noninterest expenses
Bank	4,151	2,770	1,381	49.9%
FDIC Assessment	500	720	(220)	-30.6%
Other real estate owned	1,733	19	1,714	n/m
Other	1,918	2,031	(113)	-5.6%
Granite Mortgage	207	466	(259)	-55.6%
Other real estate owned	37	135	(98)	0.0%
Other	170	331	(161)	-48.6%
Consolidated	4,406	3,277	1,129	34.5%

Income tax benefit	—	(105)	105	n/a
Effective income tax rates	—	27.93%

For the quarter ended September 30, 2009, Granite Mortgage’s other income decreased $831 thousand, primarily as a result of a $62.6 million decline in mortgage originations as Granite Mortgage discontinued its mortgage origination activities. Granite Mortgage’s compensation expense decreased $686 thousand for the third quarter of 2009 due to staff reductions during the first nine months of 2009. Also, the Bank’s compensation expense decreased $457 thousand due to reduced staffing in 2009. The Bank’s employee benefits increased $822 thousand, primarily related to reversal of accrued profit sharing contribution of $547 thousand in the third quarter of 2008.
For the third quarter of 2009, the Bank’s other noninterest expenses increased $1.4 million, primarily due to an increase of $1.7 million in expenses related to foreclosed properties.
During the third quarter of 2008, the Company incurred losses of $649 thousand for the write-down of equity securities available for sale for other-than-temporary impairment.
An income tax benefit relating to the net loss for the third quarter of 2009 was not recorded because it is more likely than not that the tax benefit would not be realized. (See Note 3 Subsequent Events and discussion in the following section regarding fourth quarter income taxes.)

Noninterest Income and Expenses for the Year-to-Date Periods
The following table reflects the changes in our noninterest income and expenses for the nine-month periods ended September 30, 2009 and 2008.

	Nine Months
	Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Total noninterest income
Bank	$6,378	$6,700	$(322)	-4.8%
Granite Mortgage	880	2,878	(1,998)	-69.4%
Consolidated	6,946	8,875	(1,929)	-21.7%
Fees on deposit accounts	4,031	4,269	(238)	-5.6%
Other service fees and commissions	351	557	(206)	-37.0%
Annuity commissions	119	174	(55)	-31.6%
Mortgage banking income	881	2,891	(2,010)	-69.5%
Mortgage loan originations	82,177	201,872	(119,695)	-59.3%
Securities gains/losses	985	(649)	1,634	-251.8%
Other-than-temporary impairment losses	(996)	—	(996)	0.0%
Other noninterest income	1,694	1,807	(113)	-6.3%

Total noninterest expenses
Bank	25,639	23,146	2,493	10.8%
Granite Mortgage	3,975	5,415	(1,440)	-26.6%
Consolidated	29,781	28,843	938	3.3%
Personnel expenses
Bank	11,318	12,418	(1,100)	-8.9%
Granite Mortgage	2,628	3,642	(1,014)	-27.8%
Consolidated	13,951	16,071	(2,120)	-13.2%
Salaries and wages
Bank	8,812	10,221	(1,409)	-13.8%
Granite Mortgage	2,474	3,353	(879)	-26.2%
Consolidated	11,286	13,574	(2,288)	-16.9%
Employee benefits
Bank	2,506	2,197	309	14.1%
Granite Mortgage	154	289	(135)	-46.7%
Consolidated	2,665	2,497	168	6.7%
Noninterest expenses other than for personnel
Bank	14,321	10,728	3,593	33.5%
Granite Mortgage	1,347	1,773	(426)	-24.0%
Consolidated	15,830	12,772	3,058	23.9%
Equipment and occupancy expense, net
Bank	2,877	3,123	(246)	-7.9%
Granite Mortgage	445	657	(212)	-32.3%
Consolidated	3,322	3,780	(458)	-12.1%
Other noninterest expenses
Bank	11,444	7,605	3,839	50.5%
FDIC Assessment	2,879	895	1,984	221.7%
Other real estate owned	2,770	647	2,123	328.1%
Other	5,795	6,063	(268)	-4.4%
Granite Mortgage	902	1,116	(214)	-19.2%
Other real estate owned	325	145	180	124.1%
Other	577	971	(394)	-40.6%
Consolidated	12,508	8,992	3,516	39.1%

Income tax benefit	—	(1,826)	1,826	n/a
Effective income tax rates	—	0

Net securities losses of $11 thousand for the nine-month period of 2009 include $1.0 million of other-than-temporary impairment losses on securities, offset by net gains on the sales of securities available for sale during the period.
Granite Mortgage’s other income decreased $2.0 million, primarily as a result of a $119.7 million decline in mortgage originations as Granite Mortgage’s mortgage origination activities declined during the nine-month period of 2009.
Of the $2.2 million decrease in compensation expense for the first nine months of 2009 compared to 2008, $1.4 million relates to reduced staffing of the Bank and $879 thousand for Granite Mortgage.
The Bank’s other noninterest expenses increased $3.8 million for the first nine months of 2009, primarily due to the $2.1 million increase for expenses related to foreclosed properties and the $2.0 million increase in FDIC deposit insurance premiums.
An income tax benefit relating to the net loss for the first nine months of 2009 was not recorded because it is more likely than not that the tax benefit would not be realized during the current year based on enacted tax law as of September 30, 2009. However, in November 2009, a new tax law was enacted and signed into law which will enable the Company to carryback operating losses for the preceding five years. It is expected that the Company will record a fourth quarter tax benefit of approximately $4.0 million relating to its operating losses for the nine months ended September 30, 2009. The Company is further expected to have $14.0 million of loss carryback available for any additional fourth quarter 2009 operating losses, representing prior year income taxes paid of $4.0 million. Any unused loss carryback will expire in this one-time carryback window.
Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included above under “Liquidity, Interest Rate Sensitivity And Other Risks” and in Note 5 under “Notes to Consolidated Condensed Financial Statements.”
Contractual Obligations
As of September 30, 2009, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See also Note 5 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Other Risks.”

Item 4.	Controls and Procedures
As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1A	— Risk Factors
The following are additions to the Risk Factors included in our 2008 Annual Report on Form 10-K:
Failure to comply with regulatory orders could result in adverse actions and restrictions.
Effective August 27, 2009, the Company is operating under an Order to Cease and Desist with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Order requires the Bank to report to the regulators at least quarterly to address, among other things, the ongoing management and oversight of the Bank, an increase in the Bank’s capital levels, a reduction in the Bank’s classified assets, a reduction in concentrations of credit and improvement in the Bank’s earnings. Failure to comply with the Order could result in further adverse regulatory actions and restrictions upon our activities.
Further decline in market value of Company stock could trigger delisting on the stock exchange.
The market value of the Company’s stock traded on the NASDAQ Global Select MarketSM has declined below $1.00 per share since the beginning of October 2009. The Company has received notice that it has a 180 day grace period for the bid price to exceed $1.00 per share for 10 consecutive days. If the Company’s stock price does not meet this criteria, the stock could be delisted.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchase transactions for the three months ended September 30, 2009.

Item 6	— Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

3.2	Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 27, 2009 is incorporated by reference.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 4.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: November 16, 2009	By:	/s/ Jerry A. Felts
Jerry A. Felts
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Order to Cease and Desist with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks	*

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 4.