Form 10-K
period 2009-12-31
BANK OF GRANITE CORP
filed 2010-03-31
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 0-15956
Bank of Granite Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-1550545

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 128, Granite Falls, N.C.	28630

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (828) 496-2000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered

Common Stock, $1.00 Par Value Per Share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 8, 2010, 15,454,000 shares of common stock, $1.00 par value, were outstanding. As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,683,000 based on the closing sales price as reported on the NASDAQ Global Select Market.
DOCUMENTS INCORPORATED BY REFERENCE
     PART III: Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2010 Annual Meeting of Stockholders.

Exhibit Index begins on page 68

FORM 10-K TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS
The discussions included in this annual report contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of the Company’s customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, failure to comply with regulatory orders, and general economic conditions.
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
We conduct our business through three reportable business segments: Community Banking, Mortgage Banking and Other. The Community Banking segment offers a variety of loan and deposit products and other financial services. The Mortgage Banking segment previously originated and sold mortgage loans. During the third quarter of 2009 Granite Mortgage discontinued all loan origination activity. The current activity is related to the resolution of a small loan held for investment portfolio and settling existing contractual obligations. The Other segment includes activities at the holding company level such as corporate and stockholder relations and funding from the issuance of commercial paper and trust preferred securities. For financial information on our three business segments, see Note 20, “Operating Segments,” of the “Notes to Consolidated Financial Statements.” We conduct our community banking business operations from 20 full-service offices located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), as of December 31, 2009, the Bank ranked 19th in assets and 17th in deposits among North Carolina banking institutions.
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
GENERAL DESCRIPTION OF ECONOMIC AREAS
We conduct our community banking operations primarily in eight counties in the western part of North Carolina. The three counties we served prior to 2003 (Caldwell, Catawba and Burke) were historically known as a center for the manufacture of fiber optic and coaxial cable, furniture, and apparel. When the economy began to weaken in 2001, there were massive layoffs in these industries, and these counties were significantly impacted with a sudden rise in their unemployment rates.

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
Since 2008, economic conditions in our market area declined significantly, as they have in the U.S. in general. The economic slowdown grew more intense as 2009 proceeded. These economic difficulties negatively affected many of the Company’s customers, including businesses and individuals. Unemployment rates in our market area increased significantly during 2009. Our operations are significantly influenced by economic conditions in our market area, including the state of the real estate market.
TERRITORY SERVED AND COMPETITION
Commercial banking in North Carolina is extremely competitive in large part due to a long history of statewide branching. We compete in our market area with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising.
Despite the competition in our market area, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our strong local identity and affiliation with the community and our emphasis on providing specialized services to small and medium-sized business enterprises, as well as professional and upper-income individuals. We are locally managed and are able to make credit and other decisions in a manner that has a direct bearing on faster service and more efficiently obtained credit. We offer customers modern, high-tech banking without forsaking community values such as prompt, personal service and friendliness. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We also rely on goodwill and referrals from shareholders and satisfied customers, as well as traditional newspaper and radio media to attract new customers. To enhance a positive image in the community, we support and participate in local events, and our officers and directors serve on boards of civic and charitable organizations.
Our community banking operations are required to compete based on rates in order to conduct loan business in each of our markets. Our community bank also competes for deposits in each of its markets. However, we believe that our focus on and commitment to providing superior customer service is what distinguishes us from our competitors.
EMPLOYEES
As of December 31, 2009, the Bank had 200 full-time equivalent employees. The Bank considers its relationship with its employees to be excellent.
SUPERVISION AND REGULATION
The Company is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on our business.

The Bank Holding Company Act
Our Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is required to register as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, more than 5% of the voting stock of any bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company must engage, with limited exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
State Law
Our Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina - chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and acquisitions of state - chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.
Deposit Insurance
As a member institution of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to a maximum of $250,000 per depositor through the deposit insurance fund (“DIF”), administered by the FDIC. An increase in basic federal deposit insurance coverage from $100,000 to $250,000 per depositor became effective on October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008. The legislation, as amended, provides that the basic deposit insurance limit will return to $100,000 per depositor after December 31, 2013.
Each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. During 2009, a large number of bank failures put pressure on the DIF. In an effort to replenish the DIF, the FDIC implemented a special assessment of five basis points of each insured institution’s assets minus Tier 1 capital as of June 30, 2009. In addition, the FDIC required insured institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. Although the prepayment of these assessments is mandatory for all insured depository institutions, the FDIC retains the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with the discretion provided to the FDIC under 12 C.F.R. § 327.12(i)(1), the FDIC has exempted the Bank from prepaying its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011, and 2012. This action did not impact our third quarter 2009 assessment, which was paid on December 30, 2009. Our assessments for 2010, 2011, and 2012 will continue to be payable quarterly.
The Bank has chosen to participate in the transaction guarantee component of the FDIC Temporary Liquidity Guarantee Program. As of October 14, 2008, all noninterest-bearing transaction deposit accounts at our participating FDIC - Insured Institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage, as amended, is temporary and will remain in effect until June 30, 2010.

Capital Requirements
The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.
A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock, minority interests in certain equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and restricted core capital elements, including trust preferred securities. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.
The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.
Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC. See “Federal Deposit Insurance Corporation Improvement Act of 1991” below for more discussion of enforcement actions applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.
At December 31, 2009, our Tier I ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 6.44%, 7.73% and 4.84%, respectively. We met the regulatory capital requirements to be “well capitalized” for our Tier I capital ratio, “adequately capitalized” for our leverage ratio and were “undercapitalized” for total capital.
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
See Note 2, “Regulatory Matters and Going Concern Considerations,” and Note 15, “Regulation and Regulatory Restrictions,” in the Notes to Consolidated Financial Statements for additional discussion of our regulatory actions.
Federal Deposit Insurance Corporation Improvement Act of 1991
In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:
•	Publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	The establishment of uniform accounting standards by federal banking agencies,

•	The establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	Additional grounds for the appointment of a conservator or receiver, and

•	Restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.
A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.
FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.
Miscellaneous
The dividends that may be paid by the Company are subject to legal limitations. The Bank is the only source of dividends that may be paid by the Company. In accordance with North Carolina banking law, dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital.
The earnings of the Company will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.
The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and our earnings.
Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies. The Company has elected not to register as a financial holding company.
We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operation of financial institutions. This act has increased the overall cost of our regulatory compliance activities.
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
ITEM 1A — RISK FACTORS
There is substantial doubt about our ability to continue as a going concern.
As discussed in Note 2 of the “Notes to Consolidated Financial Statements” we are under an Order from the FDIC and the North Carolina Commissioner of Banks to increase our leverage and total risk based capital ratios to at least 8% and 12%. We are not in compliance at December 31, 2009. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory receivership. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. We do not expect to meet the capital ratio requirements in the near – term future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company. In addition, our customers, employees, vendors, correspondent institutions, and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding our financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

Failure to comply with regulatory orders is likely to result in adverse actions and restrictions.
Effective August 27, 2009, the Company is operating under an Order to Cease and Desist with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Order requires the Bank to report to the regulators at least quarterly to address, among other things, the ongoing management and oversight of the Bank, an increase in the Bank’s capital levels, a reduction in the Bank’s classified assets, a reduction in concentrations of credit and improvement in the Bank’s earnings. The Bank is currently not in compliance with the capital levels required in the Order, and we do not expect to meet the capital ratio requirements in the near-term future. Continued failure to comply with the Order is likely to result in further adverse regulatory actions and restrictions upon our activities.
Continued losses will further erode our capital levels.
Our capital level at December 31, 2009 are at a level that is below the “well capitalized” level under regulatory definitions, and our total risk-based capital ratio is below the “adequately capitalized” level. Failure to maintain “well capitalized” status is a violation of the Bank’s Order with our regulators, which could result in adverse regulatory actions against us. Additional significant increases in our allowance for loan losses, significant write-downs of foreclosed real estate and other assets, or other operating losses would decrease our capital levels further.
Our business has been and may be adversely affected by conditions in the financial markets and economic conditions generally.
In 2009 and continuing into 2010, economic conditions in our market area declined significantly, as they have in the U.S. in general. The economic slowdown grew more intense as 2009 proceeded. These economic difficulties negatively affected many of our customers, including businesses and individuals. Unemployment rates in our market area have increased significantly. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the market where we operate. In addition, further negative economic developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us and others in the financial services industry.
As a result of the difficult economic environment, many lending institutions, including us, have experienced declines in the performance of their loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, there is a potential for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations. The impact of these conditions and any new legislation may negatively impact our operations by restricting our business, which could adversely impact our financial performance and our stock price.
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
Our balance sheet is currently asset sensitive, which means that when market interest rates change, interest rates on our interest rate sensitive assets, such as loans and investment securities, change more rapidly than interest rates on our interest rate sensitive liabilities, such as deposits and borrowings. Therefore, there are more assets than liabilities subject to immediate repricing as market interest rates change. In a decreasing interest rate environment, our net interest income will tend to fall, and in a rising rate environment, the reverse holds.
Strong competition within our market areas may limit our growth and profitability. Larger banks and numerous other financial institutions with greater resources may be able to compete more effectively than we can.
We face numerous competitors in our community banking operations in all parts of our market area. In addition to competing with larger and smaller banks, which tend to be numerous, we compete with credit unions, brokerage and insurance firms, and other nonbank businesses, such as manufacturers and retailers, that engage in consumer financing activities. Price competition for loans and deposits might result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more challenging to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we do and may offer services that we do not provide. We expect competition to continue to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry.
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
We are required to maintain adequate capital levels to support our operations and to comply with the existing regulatory agreements. The current need for the Company to raise capital and the depressed or almost nonexistent availability of such capital, increases the uncertainty about our ability to raise additional capital in the future on terms acceptable to us. If we can not raise additional capital our ability to conduct our operations could be materially impaired.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Our holding company and community banking businesses are highly regulated. Our holding company is regulated by the FRB, the Banking Commission, and the Securities and Exchange Commission. Our community banking subsidiary is regulated by the FDIC and the Banking Commission. Such regulation and supervision govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, may have a material impact on our operations. In addition to the risks of noncompliance, we are required to dedicate considerable time and monetary resources in our efforts to comply with the numerous laws and regulations that govern the ways in which we conduct our community banking activities.
The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse effect on our earnings.
As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the recent turmoil in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks have increased. Continued increases in the assessments would adversely impact our earnings, perhaps materially.
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
A concentration of real estate development and commercial real estate loans in our portfolio could result in additional increases in our allowance for loan losses, and corresponding decreases in our earnings, if the general economy or real estate markets continue to experience a downward trend.
The volatility of the real estate development and commercial real estate markets could affect our assumptions about the collectibility of our loan portfolio, and the value of the real estate serving as collateral for the repayment of these loans. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and could materially decrease our net income.
Losing key personnel could negatively affect us.
None of the current members of the Bank’s executive management team are under employment contracts, and the loss of additional key personnel could have a negative impact on us and our future results of operations.

Further decline in market value of Company stock could trigger delisting on the stock exchange.
The market value of the Company’s stock traded on the NASDAQ Global Select Market declined below $1.00 per share during 2009, and the Company received notice in November 2009 that it had a 180 day grace period for the bid price to exceed $1.00 per share for 10 consecutive days to prevent the Company’s stock from being delisted. The Company regained compliance with the NASDAQ listing rules in January 2010; however, if the Company’s stock price does not continue to meet this criteria, the stock could be delisted.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None
ITEM 2 — PROPERTIES
We indirectly own and operate real estate through our ownership of the Bank. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Granite Falls, Hickory, Hudson, Lenoir, Matthews, Morganton, Newton, Winston-Salem and Wilkesboro. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Cornelius, Granite Falls and Statesville. We believe that the premises occupied by the Bank are well located and suitably equipped to serve and support our community banking business. We do not currently anticipate any problems with the renewal of our leases. See also Note 6, “Premises and Equipment,” of the “Notes to Consolidated Financial Statements.”
The Bank both owns and leases its facilities as indicated in the table below. The Bank’s management considers its facilities well maintained and sufficiently suitable for present operations.

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Granite Falls, North Carolina
23 North Main Street	Home office	8,735	1.2	owned
	Storage building	735	0.5	owned
56 North Main Street	Operations center	11,769	1.1	owned
2630 Connelly Springs Road (Baton)	Banking office in Ingle’s Supermarket	430	none	leased

Boone, North Carolina
230 Wilson Drive	Banking office	5,705	none	leased

Charlotte, North Carolina
301 South McDowell Street	Banking office	6,096	none	leased
3920 Sharon Road (SouthPark)	Banking office	1,955	none	leased

Conover, North Carolina
1109 Conover Blvd, East	Banking office	4,421	1.4	owned

Cornelius, North Carolina
18825 West Catawba Avenue	Banking office	3,409	none	leased

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Hickory, North Carolina
25 3rd Street NW	Banking office	9,515	0.5	owned
315 1st Avenue NW (Bank of Granite Plaza)	Support offices	15,092	0.5	owned
2220 12th Avenue NE (Springs Road)	Banking office	3,612	1.6	owned
281 14th Avenue NE (Viewmont)	Banking office	4,200	2.0	owned
2900 Highway 127 South (Mountain View)	Banking office	2,480	1.8	owned

Hudson, North Carolina
537 Main Street	Banking office	4,235	4.1	owned

707 College Avenue SW	Banking office	7,400	1.2	owned
1351 Norwood Street SW (Whitnel)	Banking office	2,530	1.0	owned
701 Wilkesboro Boulevard NE (Hibriten)	Banking office closed in 2009	2,480	2.1	owned

Matthews, North Carolina
2432 McKee Road	Banking office	4,941	1.5	owned

Morganton, North Carolina
201 East Meeting Street	Banking office	5,400	0.8	owned

Newton, North Carolina
311 North Main Avenue	Banking office	3,612	0.9	owned

Statesville, North Carolina
207 South Center Street	Banking office	5,000	none	leased

Wilkesboro, North Carolina
1305A S. Collegiate Drive	Banking office	1,600	none	owned

Winston-Salem, North Carolina
791 Jonestown Road, Ste 100	Banking office	5,000	none	owned
ITEM 3 — LEGAL PROCEEDINGS
There were no material legal proceedings pending as of December 31, 2009. During the year ended December 31, 2009, we were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4 — REMOVED AND RESERVED

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value, trades on The NASDAQ Global Select Market of The NASDAQ Stock Market® under the symbol GRAN. Price and volume information is contained in The Wall Street Journal® and many other major daily newspapers in the NASDAQ section under the National Market Market System listings.
During 2009, the market participants making a market in our common stock with the highest volumes of our shares traded were Knight Equity Markets, L.P., Direct Edge ECN LLC, UBS Securities LLC, Citadel Securities LLC and Automated Trading Desk. There were no issuances of unregistered securities by us during the year ended December 31, 2009.
As of December 31, 2009, there were 15,454,000 shares of our common stock outstanding, owned by approximately 2,000 stockholders of record and an estimated 4,000 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2009.
Quarterly Common Stock Market Price Ranges and Dividends

2009	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$3.61	$3.50	$3.12	$1.04
Low	1.10	1.50	1.02	0.40
Close	1.71	3.01	1.03	0.51
Dividends*	n/a	n/a	n/a	n/a

2008	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$12.99	$11.85	$8.58	$5.00
Low	9.75	6.66	2.29	2.15
Close	10.98	7.11	2.38	2.45
Dividends*	0.13	0.13	n/a	n/a

*	The Company suspended its cash dividend in the third quarter of 2008.
See also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under equity compensation plans and share repurchases.
ITEM 6 — SELECTED FINANCIAL DATA
This item is not applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the year ended December 31, 2009. Readers seeking more in-depth information should read the more detailed discussions that follow as well as the consolidated financial statements and related notes included under Item 8 of this annual report. All information presented is consolidated data unless otherwise specified.
EXECUTIVE OVERVIEW
The Company reported a loss of $25.6 million, or $1.66 per share for 2009, compared to a loss of $36.3 million, or $2.35 per share for 2008. The 2009 loss reflects a continuation of very elevated levels of credit costs for loan losses and losses on the disposal of real estate obtained in the settlement of loans. Those costs were approximately $39.0 million for 2009, compared to $31.1 million for 2008.
The depressed economic environment in our markets continues to affect the values of all collateral which underlie our loans. The loss severity on new home construction, development lots and raw land has been the most significant component of our losses. Additionally, we have experienced weakness in our small business portfolio, which in combination with the depressed real estate market reduces the collateral value of the buildings housing the business operations of these customers. These conditions are the primary reasons for the continuing elevated levels of loan charge-offs and related loss provisioning, and the level of non-performing loans.
The 2009 loss includes a $2.1 million loss related to our mortgage subsidiary. Funding and operational issues resulted in attempting to restructure the operating model and eventually discontinuing all loan origination activity in the third quarter of 2009. All further comments relate solely to the operations and financial condition of the Bank.
The Company was able to recognize a $5.8 million tax benefit in the fourth quarter as a result of favorable tax legislation for small companies, including banks that had not received TARP assistance.
As discussed more completely in the footnotes to the financial statements, the Bank consented to the regulatory issuance of a Cease and Desist Order (“the Order”) in August of 2009. The Bank’s inadequate capital levels; continuing operating losses; and continuing loan asset quality challenges were the primary issues noted in the Order for correction. In response, the Bank has restructured the balance sheet mix of assets, curtailed lending activities (although loan demand in our markets is consistent with other cited evidence of very weak loan demand in general), and aggressively reduced core operating costs. However, increased FDIC insurance costs, and the legal and other costs of resolving the problem loans significantly outweighs the cost reductions.
Our balance sheet restructuring and loan resolution efforts have combined to result in a $160.0 million reduction in the Bank’s loans year over year. Other restructuring activities and aggressive fourth quarter deposit acquisition activity has resulted in our deposit levels remaining essentially level on a comparative year basis, with liquidity improving significantly year over year.
In the fourth quarter we saw a surge in borrowers indicating, through notice or lack of performance, an inability to meet existing loan terms. As a result, nonperforming loans increased significantly on a consecutive quarter basis, and the degradation of the portfolio has continued into 2010. Unless the economy improves significantly, these asset quality issues and related costs are likely to continue to depress the Bank’s operating performance in 2010.
The erosion of regulatory capital because of the operating loss, net of the benefits of the balance sheet restructuring and the tax benefit, results in the Bank being “undercapitalized” under regulatory definitions on a total risk basis at December 31, 2009. The uncertainties related to the Bank’s ability to meet the capital levels set forth in the Order and the possible regulatory response to the continuing capital level deficiencies, raises substantial doubt as to the Company’s ability to continue as a going concern.
The following sections of this discussion provide more detail regarding current and prior year matters. Additionally, Note 2, “Regulatory Matters and Going Concern Considerations,” in the “Notes to Consolidated Financial Statements” discusses the regulatory and capital levels in significantly more detail.

CRITICAL ACCOUNTING POLICIES
Information included in our audited financial statements and management’s discussion and analysis is derived from our accounting records, which are maintained in accordance with accounting principles generally accepted in the United States of America (US GAAP) and general practices within the banking industry. While much of the information is definitive, certain accounting issues are highly dependent upon estimates and assumptions made by management. An understanding of these estimates and assumptions is vital to understanding the Company’s financial statements. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations, or that require management to make assumptions and estimates that are subjective or complex.
We periodically evaluate our critical accounting policies, including those related to the allowance for loan losses and fair value estimates. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.
ALLOWANCE FOR LOAN LOSSES — The allowance for loan losses reflects the estimated losses resulting from the inability of our customers to make required loan payments. The allowance reflects management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.
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
Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairment. When individual loans are impaired, the impairment allowance is measured in accordance with the accounting standard entitled Accounting by Creditors for Impairment of a Loan. The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Our policy for the recognition of interest income on impaired loans is the same as our interest recognition policy for all non-accrual loans. Accrued interest is reversed to income to the extent it relates to the current year and charged off otherwise.
The evaluations described above are inherently subjective, as they require the use of material estimates. Unanticipated future adverse changes in borrower or economic conditions could result in material adjustments to our allowance for loan losses that could adversely impact our earnings in future periods.
FAIR VALUE ESTIMATES — The Company reports investment securities available for sale, and certain impaired loans and other assets at fair value. At December 31, 2009, the percentage of total assets measured at fair value on a recurring basis was 18.0%. The majority of assets and liabilities reported at fair value are based on quoted market prices or market prices for similar instruments. Other financial assets are reported at fair value on a nonrecurring basis, as impaired loans and other real estate. See Note 19, ”Fair Value of Financial Instruments”, in the Notes to Consolidated Financial Statements for additional disclosures regarding the fair value of financial instruments.
RESULTS OF OPERATIONS
Performance Summary for 2009 and 2008
The following table includes significant elements of the Company’s 2009 and 2008 operations. The most significant change in the 2009 loss of $25.6 million versus the 2008 amount of $36.3 million is $10.4 million related to federal income taxes. In 2009, the Company was able to carry back $5.8 million of the operating loss to previously closed years. In 2008, the net result of the Company realizing the operating loss through carryback, and providing a valuation reserve against existing deferred tax assets, was the recognition of a $4.6 million tax expense.
In 2008 the Company determined that the value of its goodwill was impaired in the amount of $10.8 million and the goodwill was written off.
The net interest income decreased $5.7 million when comparing 2009 to 2008. Both years reflect the effect of historically low market interest rates that continue to exist. The competition for deposits creates a floor for deposits that continues to compress net interest margin. See the separate section “Net Interest Income” of this discussion for details of the net interest income components.

Other expenses decreased $6.0 million. The salaries and employee benefits decreased $5.5 million and resulted from headcount reduction in the Bank, substantially all personnel eliminated in the mortgage company, and the curtailment of pension benefits. These amounts were partially offset by payment of termination benefits. In 2009, the Company incurred losses on disposal and write-down of existing other real estate of $10.3 million versus $0.9 million in 2008. FDIC insurance cost increased by $2.5 million from 2008, primarily due to the Bank’s risk ratings declining substantially, and the FDIC imposing a special assessment that related to all banks of $1.0 million as a measure to attempt to stabilize the insurance fund. The 2008 amount had increased by approximately $1.0 million from recent prior years.
Other income was $1.5 million less in 2009 than 2008, as the mortgage banking income decreased by $2.8 million. Our mortgage company ceased originating new loans in early 2009. In 2008 the Company incurred securities losses of $1.9 million as a result of the decision to sell a portfolio of securities in the holding company that were deemed to be at risk of high losses in the future.
The following table highlights differences in operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	2009	2008	$ Change	% Change
(Table dollars in thousands except per share amounts)
Net loss	$(25,620)	$(36,251)	$10,631	-29.3%
Net loss per share	(1.66)	(2.35)	0.69	-29.4%

Interest income	52,646	66,923	(14,277)	-21.3%
Interest expense	21,224	29,753	(8,529)	-28.7%
Net interest income	31,422	37,170	(5,748)	-15.5%

Interest and fees from loans	46,948	57,953	(11,005)	-19.0%
Average gross loans	877,432	971,560	(94,128)	-9.7%

Provision for loan losses	28,733	30,228	(1,495)	-4.9%
Charge-offs, net of recoveries	25,702	23,095	2,607	11.3%
Nonperforming loans	53,140	50,591	2,549	5.0%

Interest on securities and overnight investments	4,032	4,634	(602)	-13.0%
Total other income	8,887	10,378	(1,491)	-14.4%
Total other expenses	42,996	48,974	(5,978)	-12.2%
Personnel expenses	16,010	21,497	(5,487)	-25.5%
Goodwill impairment	—	10,763	(10,763)	-100.0%
Other noninterest expenses	26,986	16,714	10,272	61.5%

Income tax expense (benefit)	(5,800)	4,597	(10,397)	-226.2%

Net interest margin	3.11%	3.48%
Average prime rate	3.25%	5.09%
Yield on loans	5.54%	6.41%
Yield on securities and overnight investments	3.03%	4.51%
Cost of interest-bearing deposits	2.32%	3.13%
NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, primarily loans in the Bank, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) normally represents the most significant component of our revenue. Net interest income was approximately $31.4 million and $37.2 million for 2009 and 2008, respectively, representing a decrease of 15.5% for 2009 over 2008. The decrease in net interest income reflects the continued effect of low market interest rates and approximately $160.0 million decrease in the Bank’s loan portfolio. A result of the balance sheet restructuring has been to increase the securities investment portfolio and reduce loans; however, rates on investments within the Bank’s pricing and risk tolerances are substantially below replaced loan rates. The Bank has implemented a more rigorous risk based pricing protocol for loans in the second half of 2009, including the utilization of rate floors, and as a result, net interest income has increased on a linked quarter basis in each of the last two quarters.
The Bank’s cost of funds continues to decline as maturing certificates of deposit generally reflect rates in existence prior to the dramatic decrease in market rates in late 2008.

The following table presents our daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities for the last three years.
AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2009			2008			2007
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
(Table dollars in thousands)	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$877,432	5.54%	$48,614	$971,560	6.41%	$62,289	$949,574	8.63%	$81,906
Taxable securities	126,253	2.90%	3,660	83,166	3.89%	3,236	128,848	4.44%	5,726
Nontaxable securities (2)	8,270	6.77%	560	30,839	6.66%	2,054	36,861	6.64%	2,449
Federal funds sold	5,116	0.16%	8	4,667	1.35%	63	1,748	5.21%	91

Total interest-earning assets	1,017,071	5.20%	52,842	1,090,232	6.20%	67,642	1,117,031	8.07%	90,172

Cash and due from banks	39,091			23,919			25,779
All other assets	45,497			75,549			63,101

Total assets	$1,101,659			$1,189,700			$1,205,911

Liabilities and stockholders’ equity
NOW deposits	$140,022	0.96%	1,348	$134,919	1.14%	1,533	$122,345	1.28%	1,572
Money market deposits	197,416	1.51%	2,981	233,782	2.89%	6,755	244,361	4.25%	10,381
Savings deposits	20,303	0.20%	40	21,567	0.24%	52	22,677	0.39%	89
Time deposits of $100 or more	209,525	3.16%	6,630	214,208	4.07%	8,724	204,249	4.91%	10,036
Other time deposits	282,971	3.07%	8,699	246,424	3.89%	9,580	229,716	4.67%	10,734

Interest-bearing deposits	850,237	2.32%	19,698	850,900	3.13%	26,644	823,348	3.99%	32,812
Overnight borrowings	11,240	1.09%	123	28,305	2.48%	703	36,357	3.87%	1,407
Other borrowings	45,569	3.08%	1,403	52,857	4.55%	2,406	48,503	5.42%	2,629

Total interest-bearing liabilities	907,046	2.34%	21,224	932,062	3.19%	29,753	908,208	4.06%	36,848

Noninterest-bearing deposits	111,614			131,563			146,563
Other liabilities	15,134			12,820			11,376
Stockholders’ equity	67,865			113,255			139,764

Total liabilities and stockholders’ equity	$1,101,659			$1,189,700			$1,205,911

Net yield on earning assets and

net interest income (2)(3)		3.11%	$31,618		3.48%	$37,889		4.77%	$53,324

Interest rate spread (4)		2.86%			3.01%			4.01%

(1)	Nonaccrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using a 35% tax rate for 2009, 2008 and 2007. The taxable equivalent adjustments were approximately $196 thousand, $719 thousand and $857 thousand for 2009, 2008 and 2007, respectively.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest-earning assets rate less the interest-bearing liabilities rate.
Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2009 compared to 2008			2008 compared to 2007
	Change			Change
	Attributable to			Attributable to
(Table in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$(5,625)	$(8,050)	$(13,675)	$1,653	$(21,270)	$(19,617)
Taxable securities	1,463	(1,039)	424	(1,904)	(586)	(2,490)
Nontaxable securities	(1,516)	22	(1,494)	(401)	6	(395)
Federal funds sold	3	(58)	(55)	96	(124)	(28)

Interest-earning assets	$(5,675)	$(9,125)	$(14,800)	$(556)	$(21,974)	$(22,530)

NOW deposits	$54	$(239)	$(185)	$152	$(191)	$(39)
Money market deposits	(800)	(2,974)	(3,774)	(378)	(3,248)	(3,626)
Savings deposits	(3)	(9)	(12)	(4)	(33)	(37)
Time deposits of $100 or more	(169)	(1,925)	(2,094)	447	(1,759)	(1,312)
Other time deposits	1,272	(2,153)	(881)	715	(1,869)	(1,154)

Interest-bearing deposits	354	(7,300)	(6,946)	932	(7,100)	(6,168)
Overnight borrowings	(305)	(275)	(580)	(256)	(448)	(704)
Other borrowings	(278)	(725)	(1,003)	217	(440)	(223)

Interest-bearing liabilities	$(229)	$(8,300)	$(8,529)	$893	$(7,988)	$(7,095)

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
The Company’s historical liquidity management process included anticipating operating cash requirements, evaluating time deposit maturities, monitoring loan to deposit ratios, and correlating these activities to an overall periodic internal liquidity measure. In evaluating our asset mix, we have sought to maintain a securities portfolio sufficient to provide short-term liquidity in periods of unusual fluctuations. The activity also included the Granite Mortgage operations, which were always separately funded and have now been largely discontinued.
As outside funding sources have been withdrawn or restricted to current levels of outstandings, our liquidity management has focused on insuring adequate internal funding by the Bank.
The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other Banks, and unencumbered investment securities. These funds, together with loan repayments, are used to make loans and to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $180.0 million, or 19% of total deposits at December 31, 2009.
As of December 31, 2009, the Bank’s core deposits, defined as total deposits, excluding time deposits of $100 thousand or more, totaled $719.0 million, or 74.4%, of the Bank’s total deposits versus $783.8 million, or 79.0%, at December 31, 2008.
The regulatory Order limits the Bank’s participation in the national markets for deposits and requires that local rates conform to rates that are not more than 75 basis points above the average local market rates for all products (effective March 1, 2010 the Bank cannot offer rates in excess of 75 basis points over National market rates). This restriction does not currently prevent the Bank from offering competitive rates.
Certificates of deposit of $100 thousand or more represented 25.6% and 21.0%, respectively, of the Bank’s total deposits at December 31, 2009 and 2008. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $8.2 million and $52.8 million at December 31, 2009 and 2008, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
The objective of the Bank’s asset/liability management process is focused to providing relative stability and reduction of volatility for the Bank’s net interest income through various scenarios of changes in interest rates. The process attempts to balance the need for stability and predictability of net interest income against competing needs such as balance sheet mix constraints, overall earnings targets and the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Bank maintains an asset/liability management policy approved by the Bank’s Board of Directors. This policy and the analysis process undertaken by management and the Board’s Asset/Liability Management Committee (“ALCO”) provides guidelines to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position”, which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.
When suitable lending opportunities are not sufficient to utilize available funds, the Bank has generally invested such funds in securities, primarily securities issued by U.S. governmental agencies, and in accordance with the balance sheet restructuring to limit any credit risk and risk based asset allocation. The securities portfolio contributes to the Bank’s earnings and plays an important part in overall interest rate management.
The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of the exposure to interest rate risk. Management believes that because interest rate gap analysis does not address all factors that can affect earnings performance, its practical usefulness in managing the Bank’s interest rate risk is limited, and it should be used in conjunction with other methods managing expected net interest income.
The Bank’s gap analysis at December 31, 2009 indicates that its balance sheet is generally asset sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as market rates change. This would indicate that in a decreasing rate environment, hypothetical net interest income would tend to fall. However, the results of computer simulation modeling at that date suggest minimal interest rate exposure under moderately increasing or decreasing interest rate scenarios. Under the moderate rising rate environment, the Bank’s net interest income would be expected to increase by approximately 9%.
The management of interest rate risk and the overall asset/liability position is integrated with the liquidity management process. Currently less than 10% of the Bank’s loans are directly related to market interest rates. The remaining loans are fixed rate or relate to the Bank’s independent index, which relates more directly to the Bank’s operating footprint.

The following table presents interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2009

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
(Table dollars in thousands)	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$1,763	$—	$—	$1,763	$—	$1,763
Securities (at amortized cost) (1):
U.S. Government agencies	—	—	1,539	1,539	42,172	43,711
Mortgage-backed securities	—	—	—	—	150,738	150,738
Other (including equity securities)	—	—	—	—	853	853
Loans (gross):
Real estate — Construction	38,874	1,092	361	40,327	19,374	59,701
Real estate — Mortgage	334,356	5,338	10,221	349,915	216,082	565,997
Commercial, financial and agricultural	108,757	1,155	2,110	112,022	31,596	143,618
Consumer	1,355	229	636	2,220	3,986	6,206
All other	147	—	—	147	—	147

Total interest-earning assets	$485,252	$7,814	$14,867	$507,933	$464,801	$972,734

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$164,627	$—	$—	$164,627	$—	$164,627
Money market accounts	155,745	—	—	155,745	—	155,745
Time deposits of $100 or more	42,043	29,359	123,878	195,280	52,359	247,639
Other time deposits	56,349	40,738	139,672	236,759	52,162	288,921
Overnight and short-term borrowings	3,000	2,000	15,000	20,000	—	20,000
Long-term borrowings	—	—	—	—	20,000	20,000

Total interest-bearing liabilities	$421,764	$72,097	$278,550	$772,411	$124,521	$896,932

Interest sensitivity gap	$63,488	$(64,283)	$(263,683)	$(264,478)
Cumulative interest sensitivity gap	63,488	(795)	(264,478)	(264,478)
Interest earning-assets as a percentage of interest-bearing liabilities	115%	11%	5%	66%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.
The following table presents the maturity distribution of our loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2009

	Within	One to	Five
	One	Five	Years or
(Table in thousands)	Year	Years	More	Total
Real estate — Construction	$34,625	$17,790	$7,286	$59,701
Real estate — Mortgage	129,679	302,771	133,547	565,997
Commercial, financial and agricultural	65,915	62,801	14,902	143,618
Consumer	1,436	4,687	83	6,206
All other	147	—	—	147

Total	$231,802	$388,049	$155,818	$775,669

Predetermined rate, maturity greater than one year	$—	$182,433	$53,690	$236,123
Variable rate or maturing within one year	231,802	205,616	102,128	539,546

Total	$231,802	$388,049	$155,818	$775,669

Our average rate paid on interest-bearing deposits declined to 2.32% in 2009 compared to 3.13% in 2008. Our decline in average deposits was primarily in demand deposits. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

(Table in thousands)	2009	2008	2007
Non-interest-bearing demand deposits	$111,614	$131,563	$146,563
Interest-bearing demand deposits	337,438	368,701	366,706
Savings deposits	20,303	21,567	22,677
Time deposits	492,496	460,632	433,965

Total	$961,851	$982,463	$969,911

The preceding table includes certificates of deposits $100 thousand and over, which at December 31, 2009 totaled $247.6 million. The following table presents the maturities of these time deposits of $100 thousand or more.
MATURITIES OF TIME DEPOSITS OF $100 THOUSAND OR MORE
As of December 31, 2009

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
(In thousands)	Months	Months	Months	Year	Years	Total
Time deposits of $100 thousand or more	$42,043	$29,359	$123,878	$195,280	$52,359	$247,639

CAPITAL RESOURCES
The levels of capital resources and related regulatory matters are discussed in detail in Note 2, “Regulatory Matters and Going Concern Considerations,” and Note 15, “Regulation and Regulatory Restrictions,” in the “Notes to Consolidated Financial Statements.” As set forth therein, the Bank’s capital levels are significantly below the capital levels set forth in the regulatory Order. As a result the Bank is precluded from paying dividends to the parent company for the duration of the Order.
LOANS
The Company’s lending activities have been concentrated in real estate related loans and commercial loans to small and medium sized businesses. We have a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years are shown in the following table.
LOANS
As of December 31,
(Table dollars in thousands)

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$59,701	7.7%	$146,167	15.4%	$182,457	19.2%	$161,072	17.6%	$125,555	15.1%
Mortgage	565,997	73.0%	593,233	62.5%	513,140	54.1%	488,347	53.4%	455,322	54.6%
Commercial, financial and agricultural	143,618	18.5%	199,370	21.0%	238,469	25.2%	248,691	27.2%	231,229	27.7%
Consumer	6,206	0.8%	10,713	1.1%	13,481	1.4%	15,317	1.7%	20,911	2.5%
All other	147	0.0%	258	0.0%	567	0.1%	742	0.1%	915	0.1%

Total loans	775,669	100.0%	949,741	100.0%	948,114	100.0%	914,169	100.0%	833,932	100.0%

Deferred origination fees, net	(650)		(1,592)		(1,788)		(1,677)		(1,485)

Total loans, net of deferred fees	$775,019		$948,149		$946,326		$912,492		$832,447

For commercial, financial and agricultural loans, the Bank is generally collateralized by all business assets, including the related real estate where applicable. Also see Note 19, “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

(Table dollars in thousands)	2009	2008	2007	2006	2005
Nonperforming assets
Nonaccrual loans	$40,736	$50,591	$36,450	$9,289	$6,424
Restructured loans — nonaccrual	12,404	—	—	—	—

Total nonperforming loans	53,140	50,591	36,450	9,289	6,424
Foreclosed properties	13,235	6,805	2,491	1,162	926

Total nonperforming assets	$66,375	$57,396	$38,941	$10,451	$7,350

Restructured loans — accruing	$13,284	$—	$—	$—	$—
Loans past due 90 days or more and still accruing interest	1,195	114	162	5,074	4,208

Nonperforming loans to total loans	6.86%	5.34%	3.85%	1.02%	0.77%
Allowance for loan losses to nonperforming loans	52.38%	49.03%	48.49%	169.95%	216.75%
Nonperforming loans to total assets	5.01%	4.41%	2.99%	0.77%	0.58%
Nonperforming assets to total assets	6.26%	5.00%	3.19%	0.87%	0.66%
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $53.1 million nonperforming loans at December 31, 2009, approximately $12.4 million is single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default and are generally secured by commercial real estate. The increase in nonperforming assets as of December 31, 2009 is primarily related to the increase in foreclosed properties.
All of our investment in impaired loans, $38.9 million at December 31, 2009, is included in nonaccrual loans in the table above, and the related loan loss allowance for these loans was $7.7 million. At December 31, 2008 our investment in impaired loans was $42.6 million, and the related loan loss allowance was $5.4 million. The average recorded balance of impaired loans was $34.0 million for 2009 and $29.0 million for 2008.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $86.5 million at December 31, 2009. Potential problem loans are loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.
Our investment in impaired loans for the past five years ended December 31, was as follows:
IMPAIRED LOANS
As of December 31,

(Table in thousands)	2009	2008	2007	2006	2005
Total investment in impaired loans	$38,912	$42,615	$27,017	$15,516	$11,046

Loan loss allowance related to impaired loans	$7,715	$5,400	$3,029	$3,926	$3,249

The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured primarily based on the fair value of the collateral supporting the loan. The total balance of impaired loans decreased $3.7 million, or 8.7% in 2009 compared to 2008, and the loan loss allowance related to impaired loans increased $2.3 million. The loan loss allowance related to impaired loans was 19.83% as of December 31, 2009 compared to 12.67% as of December 31, 2008.
For the years ended December 31, 2009 and 2008, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $2.8 million, and $2.0 million, respectively, while the interest recognized on such loans was approximately $1.5 million and $1.0 million, respectively.

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
Large commercial loans that exhibit probable or observed credit weaknesses are subject to individual review for impairment. When individual loans are impaired, the impairment allowance is measured in accordance with the accounting standard entitled Accounting By Creditors for Impairment of a Loan. The predominant measurement method for the Bank is the evaluation of the fair value of the underlying collateral. Allowance levels are estimated for other commercial loans in the portfolio based on their assigned credit risk grade, type of loan and other matters related to credit risk. The Bank aggregates non-graded retail type loans into pools of similar credits and reviews the historical loss experience associated with these pools as the criteria to allocate the allowance to each category.
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
Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.
We believe that the Company’s allowance is an adequate estimation of probable losses incurred in our loan portfolio at December 31, 2009. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

The following table presents an analysis of changes in the allowance for loan losses for years indicated.
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

(Table dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$24,806	$17,673	$15,787	$13,924	$13,665

Loans charged off:
Real estate	23,435	15,550	14,850	1,708	919
Commercial, financial and agricultural	5,003	10,557	30,955	2,808	3,484
Credit cards and related plans	54	16	15	26	45
Installment loans to individuals	78	396	177	410	540
Demand deposit overdraft program	159	195	233	251	262
Asset-based lending	—	—	7,433	—	—

Total charge-offs	28,729	26,714	53,663	5,203	5,250

Recoveries of loans previously charged off:
Real estate	738	1,340	233	84	63
Commercial, financial and agricultural	2,176	2,041	19	282	29
Credit cards and related plans	7	1	4	10	3
Installment loans to individuals	36	145	47	138	42
Demand deposit overdraft program	70	92	115	138	178

Total recoveries	3,027	3,619	418	652	315

Net charge-offs	25,702	23,095	53,245	4,551	4,935

Provision for loan losses	28,733	30,228	55,131	6,414	5,194

Balance at end of year	$27,837	$24,806	$17,673	$15,787	$13,924

Ratio of net charge-offs during the year to average loans outstanding during the year	2.95%	2.42%	5.70%	0.52%	0.61%
Allowance coverage of net charge-offs	108.31%	107.41%	33.19%	346.95%	282.14%
Allowance as a percentage of gross loans	3.59%	2.62%	1.87%	1.73%	1.67%
The following table presents the allocation of the allowance for loan losses by category; however, the total allowance is available for charging off losses from any category of the entire portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,
(Table dollars in thousands)

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$24,065	80.7%	$20,164	77.9%	$12,421	73.3%	$5,091	71.0%	$4,448	69.7%
Commercial, financial, and agricultural	3,217	18.5%	3,965	21.0%	3,899	25.2%	9,891	27.2%	8,401	27.7%
Consumer	126	0.8%	211	1.1%	281	1.4%	443	1.7%	577	2.5%
All other loans	39	0.0%	34	0.0%	310	0.1%	—	0.1%	—	0.1%
Unallocated	390	n/a	432	n/a	762	n/a	362	n/a	498	n/a

Total loans	$27,837	100.0%	$24,806	100.0%	$17,673	100.0%	$15,787	100.0%	$13,924	100.0%

The allowance for loan losses was 3.59%, 2.62% and 1.87% of loans outstanding at December 31, 2009, 2008 and 2007, respectively, which was consistent with our assessment of the credit quality of the loan portfolio. The allowance for loan losses for real estate loans was 3.79%, 2.73% and 1.79% of loans outstanding at December 31, 2009, 2008 and 2007, respectively. The ratios of net charge-offs during the year to average loans outstanding during the period were 2.95%, 2.42% and 5.70% at December 31, 2009, 2008 and 2007, respectively.
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
As noted above, our investments in marketable securities increased substantially during 2009 as part of our balance sheet restructuring.

Our investment activities are governed internally by a written, Board-approved policy. Investment strategies are established in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and our overall interest rate sensitivity. In general, the investment portfolio is managed with a focus on the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting goals (i) and (ii).
At December 31, 2009, the securities classified as available for sale, which are carried at market value, totaled $190.9 million, with an amortized cost of $195.3 million, compared to a December 31, 2008 total market value of $58.6 million with an amortized cost of $57.8 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that we intend to use as a part of our asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Government agencies with an average life of 9.4 years, and mortgage-backed securities with an average life of 23.9 years. During 2009, $78.5 million in securities matured and approximately $173.7 million in proceeds were received from securities sold.
CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2009

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(Table dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. government agency	$1,539	1.05%	$38,172	4.15%	$4,000	3.13%	$—	—
Mortgage-backed securities	—	—	—	—	—	—	150,738	3.79%

Total	$1,539	1.05%	$38,172	4.15%	$4,000	3.13%	$150,738	3.79%

(1)	Securities available for sale are stated at amortized cost.
The following table provides information regarding the composition of our investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

(Table in thousands)	2009	2008	2007
Available for sale (at estimated fair value):
U.S. Treasury	$—	$—	$5,055
U.S. government agency	42,051	46,063	93,763
State and political subdivisions	—	5,416	5,520
Mortgage-backed securities	147,831	—	—
Other	1,039	7,097	8,628

Total	$190,921	$58,576	$112,966

Held to maturity (at amortized cost):
State and political subdivisions	$—	$23,627	$29,656

Total	$—	$23,627	$29,656

CONTRACTUAL OBLIGATIONS
Our contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2009

	Within	One to	Three to	Five
	One	Three	Five	Years or
(Table in thousands)	Year	Years	Years	More	Total
Contractual Cash Obligations
Short-term borrowings	$20,000	$—	$—	$—	$20,000
Long-term borrowings	—	20,000	—	—	20,000
Capitalized lease obligations	444	886	671	1,455	3,456
Operating lease obligations	95	149	—	—	244

Total	$20,539	$21,035	$671	$1,455	$43,700

Other Commitments
Commitments to extend credit	$46,044	$7,680	$4,370	$48,028	$106,122
Standby letters of credit	2,917	50	—	—	2,967

Total	$48,961	$7,730	$4,370	$48,028	$109,089

PERFORMANCE RATIOS

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Return on average assets	-2.33%	-3.05%	-1.27%	1.56%	1.41%
Return on average equity	-37.75%	-32.01%	-10.95%	12.57%	10.70%
Average equity to average assets	6.16%	9.52%	11.59%	12.42%	13.14%
Dividend payout	0.00%	-11.08%	-53.38%	43.04%	46.50%
Efficiency ratio	106.15%	101.46%	55.64%	48.26%	52.11%
OFF-BALANCE SHEET ARRANGEMENTS
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2009 and 2008, such unfunded commitments to extend credit were approximately $106.1 million and $163.0 million, respectively, while commitments in the form of standby letters of credit totaled approximately $3.0 million and $5.0 million, respectively.
RELATED PARTY TRANSACTIONS
We have no material related party transactions. We may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws. We purchased a facility and terminated related party operating leases in 2008 that we had with Salem Investors, LLC. Further discussions of related party transactions are included under Note 4, “Loans,” and Note 10, “Leases,” in the “Notes to Consolidated Financial Statements.”
SEGMENT RESULTS
Our operations are divided into three reportable business segments: Community Banking, Mortgage Banking, and Other. These operating segments have been identified based primarily on our existing organizational structure. See Note 20, “Operating Segments,” in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and our reporting practices utilized to manage these segments and financial disclosures by segment as required by the accounting standard entitled Disclosures about Segments of an Enterprise and Related Information. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.

Community Banking
The changes in 2009 compared to 2008 are as follows:

	2009	2008	$ Change	% Change
(Table dollars in thousands)
Net interest income	$30,071	$34,345	$(4,274)	-12.4%
Provision for loan losses	28,644	30,143	(1,499)	-5.0%
Securities gains (losses)	383	(754)	1,137	-150.8%
Total other income	8,452	7,988	464	5.8%
Salaries and wages	11,422	13,480	(2,058)	-15.3%
Employee benefits	1,964	3,401	(1,437)	-42.3%
Goodwill impairment	—	10,763	(10,763)	-100.0%
Other	21,363	9,984	11,379	114.0%
Total other expenses	38,627	41,773	(3,146)	-7.5%
Income tax expense (benefit)	(5,800)	4,842	(10,642)	-219.8%
Net loss	(22,948)	(34,425)	11,477	-33.3%
Identifiable segment assets	1,058,522	1,112,029	(53,507)	-4.8%
The Community Banking segment was comprised of 20 banking offices at the end of 2009 and 22 in 2008. Charge-offs for 2009 increased $2.0 million compared to 2008. As discussed above under “Provisions and Allowance for Loan Losses,” deterioration in our loan portfolio resulted in significant increases in our charge-offs for both 2009 and 2008 compared to our levels of charge-offs for years prior to 2007.
Securities gains (losses) include losses of $518 thousand and $821 thousand in 2009 and 2008, respectively, for other-than-temporary-impairment that are included in total other income.
The Bank’s other expenses included goodwill impairment in 2008, which primarily caused the decrease in other expenses in 2009, as well as decreases in personnel costs caused by staff reductions and benefit plan revisions, that were partially offset by increases in 2009 in FDIC deposit insurance premiums and expenses related to foreclosed properties.
The Bank recognized income tax benefits relating to net operating loss carrybacks of $5.8 million in 2009 compared to income tax expense of $4.6 million in 2008.
Mortgage Banking
The changes in 2009 compared to 2008 are as follows:

	2009	2008	$ Change	% Change
(Table dollars in thousands)
Net interest income	$1,389	$3,158	$(1,769)	-56.0%
Mortgage banking income	748	3,573	(2,825)	-79.1%
Salaries and wages	2,474	4,221	(1,747)	-41.4%
Employee benefits	145	380	(235)	-61.8%
Total other expenses	4,167	6,870	(2,703)	-39.3%
Net income (loss)	(2,120)	8	(2,128)	n/m
Identifiable segment assets	1,562	31,885	(30,323)	-95.1%
As discussed above, during the first quarter of 2009 Granite Mortgage changed its business model from lender/seller to a broker operation, and the origination activity in the segment ceased in the third quarter. The segment’s activity for the remainder of 2009 was related to the resolution of a small loan held for investment portfolio and settling existing contractual obligations. Granite Mortgage had no employees as of December 31, 2009.
Other
Our Other segment historically represented certain treasury and administration activities that have been discontinued during 2009. Included in this segment are certain investments, commercial paper issued to the Bank’s commercial sweep account customers, debt, and stockholder communications, reporting, and record keeping.

NEW ACCOUNTING PRONOUNCEMENTS
Note 1,“Summary of Significant Accounting Policies,” to the “Notes to Consolidated Financial Statements” in Item 8 discusses new accounting policies adopted by the Company during 2009 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable portions of this section and “Notes to the Consolidated Financial Statements.”
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable.

ITEM 8 — FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Granite Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that Bank of Granite Corporation and subsidiaries will continue as a going concern. The Company incurred net losses in 2009 and 2008, primarily from higher provisions for loan losses. As discussed in Note 2 to the consolidated financial statements, Bank of Granite Corporation’s wholly-owned bank subsidiary (the “Bank”) is under a regulatory order that requires, among other provisions, higher regulatory capital requirements. The Bank did not meet the higher capital requirements as of December 31, 2009 and is not in compliance with the regulatory agreement. Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions. These events raise substantial doubt about the ability of the Company to continue as a going concern. Management plans with regard to these matters are discussed in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dixon Hughes PLLC

DIXON HUGHES PLLC
Charlotte, North Carolina
March 31, 2010

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(In thousands except per share data)	2009	2008
ASSETS:
Cash and cash equivalents
Cash and due from banks	$71,611	$26,164
Interest-bearing deposits	1,763	6,819
Federal funds sold	—	16,000

Total cash and cash equivalents	73,374	48,983

Investment securities
Available for sale, at fair value (amortized cost of $195,302 and $57,840 at December 31, 2009 and 2008, respectively)	190,921	58,576

Held to maturity, at amortized cost (fair value of $0 and $24,292 at December 31, 2009 and 2008, respectively)	—	23,627

Loans	775,019	948,149
Allowance for loan losses	(27,837)	(24,806)

Net loans	747,182	923,343

Mortgage loans held for sale	—	16,770

Premises and equipment, net	15,556	19,079
Accrued interest receivable	3,917	3,979
Investment in bank owned life insurance	4,106	31,278
Intangible assets	—	143
Other assets	25,028	21,177

Total assets	$1,060,084	$1,146,955

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Demand	$109,673	$117,168
NOW accounts	145,833	153,444
Money market accounts	155,745	204,108
Savings	18,794	19,674
Time deposits of $100 or more	247,639	208,002
Other time deposits	288,921	289,426

Total deposits	966,605	991,822
Overnight and short-term borrowings	20,000	48,947
Long-term borrowings	20,000	14,075
Accrued interest payable	1,701	2,750
Other liabilities	4,692	15,191

Total liabilities	1,012,998	1,072,785

STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value, Authorized - 25,000 shares;
Issued - 18,981 shares in 2009 and 2008;
Outstanding - 15,454 shares in 2009 and 2008	18,981	18,981
Additional paid-in capital	30,195	30,190
Retained earnings	52,308	77,928
Accumulated other comprehensive loss, net of deferred income taxes of $1,837 and $714 at December 31, 2009 and 2008, respectively	(2,546)	(1,077)
Less: Cost of common stock in treasury;
3,527 shares in 2009 and 2008	(51,852)	(51,852)

Total stockholders’ equity	47,086	74,170

Total liabilities and stockholders’ equity	$1,060,084	$1,146,955

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands except per share data)	2009	2008
INTEREST INCOME:
Interest and fees from loans	$46,948	$57,953
Interest and fees from mortgage banking	1,666	4,336
Federal funds sold	8	63
Interest-bearing deposits	67	339
Investments:
U.S. Treasury	18	150
U.S. Government agencies	3,233	2,129
States and political subdivisions	364	1,335
Other	342	618

Total interest income	52,646	66,923

INTEREST EXPENSE:
Time deposits of $100 or more	6,630	8,724
Other time and savings deposits	13,068	17,920
Overnight and short-term borrowings	631	2,431
Long-term borrowings	895	678

Total interest expense	21,224	29,753

NET INTEREST INCOME	31,422	37,170
PROVISION FOR LOAN LOSSES	28,733	30,228

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,689	6,942

OTHER INCOME:
Service charges on deposit accounts	5,423	5,664
Other service charges, fees and commissions	429	703
Mortgage banking income	748	3,573
Securities gains (losses)	1,074	(1)
Other-than-temporary impairment losses	(996)	(1,937)
Other	2,209	2,376

Total other income	8,887	10,378

OTHER EXPENSES:
Salaries and wages	13,896	17,701
Employee benefits	2,114	3,796
Occupancy expense, net	2,032	2,443
Equipment rentals, depreciation and maintenance	2,317	2,568
FDIC assessments	3,704	1,176
Other real estate owned	10,254	876
Goodwill impairment	—	10,763
Other	8,679	9,651

Total other expenses	42,996	48,974

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(31,420)	(31,654)
INCOME TAX EXPENSE (BENEFIT)	(5,800)	4,597

NET LOSS	$(25,620)	$(36,251)

Net (loss) — Basic	$(1.66)	$(2.35)
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands)	2009	2008
NET LOSS	$(25,620)	$(36,251)

ITEMS OF OTHER COMPREHENSIVE LOSS:
Unrealized gains (losses) on securities available for sale	(4,713)	2,839
Reclassification adjustment for available for sale securities losses included in net income	(404)	(1,943)
Prior service cost and net actuarial income (loss) — SERP	2,526	(2,526)

Other comprehensive loss, before tax	(2,591)	(1,630)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	2,129	(357)
Change in deferred income taxes related to prior service cost and net actuarial income (loss) — SERP	(1,007)	1,007

COMPREHENSIVE LOSS	$(27,089)	$(37,231)

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands except per share data)	2009	2008
COMMON STOCK, $1.00 par value
At beginning of year	$18,981	$18,965
Par value of shares issued under stock option plan	—	16

At end of year	18,981	18,981

ADDITIONAL PAID-IN CAPITAL
At beginning of year	30,190	30,053
Surplus of shares issued under stock option plan	—	112
Tax benefit from nonqualifying dispositions of stock options	—	10
Stock-based compensation expense	5	15

At end of year	30,195	30,190

RETAINED EARNINGS
At beginning of year	77,928	118,196
Net loss	(25,620)	(36,251)
Dividends	—	(4,017)

At end of year	52,308	77,928

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED INCOME TAXES
At beginning of year	(1,077)	(97)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(2,988)	539
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	1,519	(1,519)

At end of year	(2,546)	(1,077)

COST OF COMMON STOCK IN TREASURY
At beginning of year	(51,852)	(51,852)
Cost of common stock repurchased	—	—

At end of year	(51,852)	(51,852)

Total stockholders’ equity	$47,086	$74,170

Shares issued
At beginning of year	18,981	18,965
Shares issued under incentive stock option plans	—	16

At end of year	18,981	18,981

Common shares in treasury
At beginning of year	(3,527)	(3,527)
Common shares repurchased	—	—

At end of year	(3,527)	(3,527)

Total shares outstanding	15,454	15,454

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands)	2009	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,620)	$(36,251)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,753	1,946
Provision for loan losses	28,733	30,228
Goodwill impairment	—	10,763
Investment security premium amortization, net	1,160	192
Acquisition premium amortization, net	143	46
Deferred income taxes	—	9,507
Losses (gains) on sales or calls of securities available for sale	(592)	6
Gains on calls of securities held to maturity	(482)	(5)
Impairment losses on securities	996	1,937
Originations of loans held for sale	(82,177)	(254,684)
Proceeds from loans held for sale	99,924	256,538
Gains on loans held for sale	(977)	(3,305)
Loss on disposal or sale of premises	1,267	39
Losses (gains) on disposal or sale of equipment	129	(10)
Loss on sale of other real estate	7,816	681
Decrease in accrued interest receivable	62	2,970
Decrease in accrued interest payable	(1,049)	(462)
Increase in cash surrender value of bank owned life insurance	(977)	(1,188)
Decrease in other assets	743	4,017
Increase (decrease) in other liabilities	(5,866)	3,802

Net cash provided by operating activities	24,986	26,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	54,370	68,152
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	24,103	6,010
Proceeds from sales of securities available for sale	173,748	275
Purchases of securities available for sale	(366,274)	(15,251)
Net decrease (increase) in loans	125,443	(24,933)
Proceeds from sale of bank owned life insurance	28,149	—
Capital expenditures	—	(5,602)
Proceeds from sales of fixed assets	374	10
Proceeds from sales of other real estate	7,731	1,027

Net cash provided by investing activities	47,644	29,688

See notes to consolidated financial statements.
(continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	(concluded from previous page)
YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands)	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW and savings deposits	$(64,349)	$(43,946)
Net increase in time deposits	39,132	63,779
Net decrease in overnight and short-term borrowings	(28,947)	(51,243)
Net increase (decrease) in long-term borrowings	5,925	(3,500)
Proceeds from shares issued under stock option plan	—	128
Tax benefit on shares issued under stock option plan	—	10
Dividends paid	—	(6,024)

Net cash used by financing activities	(48,239)	(40,796)

NET INCREASE IN CASH EQUIVALENTS	24,391	15,659

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,983	33,324

CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,374	$48,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for:
Interest	$22,273	$30,215
Income tax refunded	(7,841)	(13,662)
Noncash investing and financing activities:
Transfer from loans to other real estate owned	21,977	6,022
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts for periods prior to December 31, 2009 have been reclassified to conform to the presentation for the period ended December 31, 2009.
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
The generally depressed economic environment, which affects values of all asset classes, could affect the Company’s assumptions about the collectibility of its loan portfolio, and the values assigned to the collateral for repayment of these loans. If the Company’s assumptions are incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio.
CASH AND CASH EQUIVALENTS — Cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
INVESTMENT SECURITIES — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All held to maturity investments were sold in 2009 as part of the balance sheet restructuring.
LOANS — Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs. Substantially all loans earn interest on the level yield method based on the daily outstanding balance.

Loans that are deemed to be impaired (i.e., probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement) are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. An impairment allowance is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for nonaccrual loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. The total of impaired loans, the related allowance for loan losses and interest income recognized on impaired loans is disclosed in Note 4,“Loans,” and Note 5,“Allowance for Loan Losses,” below.
ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio at the date of the financial statements. Management’s determination of a reasonable loan loss allowance is based on ongoing quarterly assessments of the collectibility and historical loss experience of the loan portfolio. The Company also evaluates other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. Also see Note 5, “Allowance for Loan Losses”.
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
GOODWILL AND OTHER INTANGIBLES — The Company’s 2003 acquisition of First Commerce generated goodwill of $10.8 million and core deposit intangible assets of $630 thousand. Accounting standard Intangibles-Goodwill and Other requires a company to perform an impairment test on goodwill annually. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. In 2008 the Company determined that the value of its goodwill was impaired in the amount of $10.8 million and the goodwill was written off.
The carrying value of the core deposit intangible asset totaled $143 thousand, net of accumulated amortization of $487 thousand, as of December 31, 2008. Management determined the value of its core deposit intangible asset to be impaired and was written off during 2009.

INCOME TAXES — Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. The Company uses the asset and liability method of accounting for income taxes pursuant to the accounting standard Income Taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. (Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized.) The realization of net deferred tax assets is dependent upon the generation of sufficient taxable income; the availability of prior year carry back of taxes previously paid; or the previous implementation of tax strategies to increase the likelihood of realization.
The Company has adopted the provisions of Income Taxes relative to uncertain tax positions. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense.
PER SHARE AMOUNTS — Per share amounts are computed using both the weighted average number of shares outstanding of common stock for the purposes of computing basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share.
STOCK-BASED COMPENSATION — The Company complies with the accounting standard Stock Compensation to account for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company plan stipulates that option prices are established at market value on the grant date. Options generally vest and become exerciseable over a five year period at the rate of 20%, beginning one year from the date of the grant.
NEW ACCOUNTING STANDARDS — In April 2009, the FASB issued an update to the accounting standards for Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update for Financial Instruments also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted this update during the second quarter of 2009.
In April 2009, the FASB issued an update to the accounting standards for Investment in Debt and Equity Securities to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update for Investment in Debt and Equity Securities does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted this update during the second quarter of 2009.
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

2. REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS
Regulatory Actions
The Company reported on Form 8-K filed with the SEC on September 4, 2009, that the Bank entered into a Stipulation and Consent (“Consent”) to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“The Commissioner”). Based on the Company’s Consent, the FDIC and the Commissioner jointly issued the Order on August 27, 2009.
On November 11, 2009, the Company entered into a Memorandum of Understanding (“FRB Memorandum”) with the Federal Reserve Bank of Richmond (“FRB”).
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
The FRB Memorandum requires the Company to obtain FRB approval before paying dividends, taking dividends from its Bank, incurring debt or purchasing/redeeming Company stock. The FRB Memorandum requires the submission of a capital plan to maintain adequate capital on a consolidated basis and at its Bank. The Company must furnish periodic progress reports to the FRB regarding its compliance with the FRB Memorandum. The FRB Memorandum will remain in effect until modified or terminated by the FRB.
The Bank has reported to its regulators on matters requiring current response in the Order, and the progress made to comply with the Order. The Board is monitoring compliance activities and the development of information for impending submissions required by the Order.

Going Concern Considerations
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern.
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009. To meet the Risk Based Capital level of 12%, the Bank would have to have a capital injection of approximately $45.0 million or further deleverage to require a smaller infusion. Upon continued operating losses, the capital injection requirement would increase further. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of December 31, 2009:

	Actual		Minimum Regulatory Requirement
			Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order

Leverage capital	4.85%	4.66%	4.00%	5.00%	8.00%

Risk-based capital:
Tier 1 capital	6.44%	6.19%	4.00%	6.00%	8.00%
Total capital	7.73%	7.47%	8.00%	10.00%	12.00%

3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2009 and 2008 are as follows:

(Table in thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2009:

U. S. Government agencies due:
Within 1 year	$1,539	$9	$—	$1,548
After 1 year but within 5 years	38,172	—	1,434	36,738
After 5 years but within 10 years	4,000	—	235	3,765

Total U.S. Government agencies	43,711	9	1,669	42,051

GNMA Mortgage-backed securities due:
After 10 years	150,738	192	3,099	147,831

Total mortgage-backed securities	150,738	192	3,099	147,831

Others*:
Common stocks and mutual funds	853	186	—	1,039

Total others	853	186	—	1,039

Total available for sale	$195,302	$387	$4,768	$190,921

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the year ended December 31, 2009 resulted in $957 thousand realized gains and $541 thousand realized losses. Calls of securities held to maturity resulted in no gains or losses in 2009. The amortized costs of certain equity securities were written down $582 thousand in 2009, and certain debt securities were written down $414 thousand in 2009, for credit related declines in value deemed to be other than temporary, resulting in a charge to earnings. At December 31, 2009, the Company only had one security held on which previous other than temporary impairment was taken in the amount of $288 thousand.
As of December 31, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $4.4 million, net of deferred income tax benefit of $1.8 million, related to securities available for sale.

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
Sales and calls of securities available for sale for the year ended December 31, 2008 resulted in $62 thousand realized gains and $68 thousand realized losses. Calls of securities held to maturity resulted in $5 thousand gains and no losses in 2008. The amortized cost of certain equity securities were written down by $1.9 million in 2008 for declines in value deemed to be other than temporary impairment.
As of December 31, 2008, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net gains of $736 thousand, net of deferred income taxes of $293 thousand, related to securities available for sale.
The following is the amortized cost and fair value of other investment securities:

(Table in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2009
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914

December 31, 2008
Federal Home Loan Bank stock	$3,342	$—	$—	$3,342

The Company has determined that the investment in Federal Home Loan Bank stock of $3.9 million is not other than temporarily impaired as of December 31, 2009 and ultimate recoverability of the par value of these investments is probable. The Company is required to pledge securities for public deposits, Federal Home Loan Bank advances and certain Federal Reserve Bank activities. These requirements were approximately $91.5 million at December 31, 2009.
Securities with unrealized losses at December 31, 2009 and 2008 not recognized in income were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Table in thousands)	Value	Loss	Value	Loss	Value	Loss

2009
U.S. Government agencies	$40,503	$(1,669)	$—	$—	$40,503	$(1,669)
GNMA Mortgage-backed securities	124,311	(3,099)	—	—	124,311	(3,099)

Total temporarily impaired	$164,814	$(4,768)	$—	$—	$164,814	$(4,768)

2008
U.S. Government agencies	$1,995	$(5)	$—	$—	$1,995	$(5)
State and local	985	(60)	2,128	(47)	3,113	(107)

Total temporarily impaired	$2,980	$(65)	$2,128	$(47)	$5,108	$(112)

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
Unrealized losses on securities have not been recognized in income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to decreases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market interest rates decline. Furthermore, it is not likely that the Company will have to sell any impaired securities before a recovery of the amortized cost.
4. LOANS
Loans are made primarily to customers in the Company’s market areas. Loans at December 31, 2009 and 2008, classified by type, are as follows:

(Table in thousands)	2009	2008
Real estate:
Construction	$59,701	$146,167
Mortgage, primarily commercial	565,997	593,233
Commercial, financial and agricultural	143,618	199,370
Consumer	6,206	10,713
All other loans	147	258

	775,669	949,741
Deferred origination fees, net	(650)	(1,592)

Total	$775,019	$948,149

Nonperforming assets at December 31, 2009 and 2008 are as follows:

(Table in thousands)	2009	2008
Nonaccrual loans	$40,736	$50,591
Restructured loans — nonaccrual	12,404	—

Total nonperforming loans	53,140	50,591
Foreclosed properties	13,235	6,805

Total nonperforming assets	$66,375	$57,396

Restructured loans — accruing	$13,284	$—

Loans 90 days or more and still accruing interest	$1,195	$114

Impaired loans with related loan loss allowance	$27,149	$20,816
Impaired loans without related loan loss allowance	11,763	21,799

Total investment in impaired loans	$38,912	$42,615

Loan loss allowance related to impaired loans	$7,715	$5,400

Average recorded balance of impaired loans	$34,025	$29,000

For the years ended December 31, 2009 and 2008, the Bank recognized interest income on impaired loans of approximately $1.0 million and $0.8 million, respectively.
If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been approximately $2.8 million in 2009 and $2.0 million in 2008, respectively. Interest income recognized on nonaccrual loans for 2009 and 2008 was approximately $1.5 million and $1.0 million, respectively.
Changes in foreclosed properties for years ended December 31, 2009 and 2008 are as follows:

(Table in thousands)	2009	2008
Balance at beginning of year	$6,805	$2,491
Additions	21,977	6,022
Proceeds from sale	(7,731)	(1,027)
Write-downs and net loss on sale	(7,816)	(681)

Balance at end of year	$13,235	$6,805

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2009 and 2008, directors’ and principal officers’ direct and indirect indebtedness to the Bank was an aggregate amount of $4.7 million and $5.2 million, respectively. During 2009, additions to such loans were $0.7 million and repayments totaled $1.2 million. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

5. ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

(Table in thousands)	2009	2008
Balance at beginning of year	$24,806	$17,673

Loans charged off:
Real estate	23,435	15,550
Commercial, financial and agricultural	5,003	10,557
Consumer and other	291	607

Total charge-offs	28,729	26,714

Recoveries of loans previously charged off:
Real estate	738	1,340
Commercial, financial and agricultural	2,176	2,041
Consumer and other	113	238

Total recoveries	3,027	3,619

Net charge-offs	25,702	23,095

Provision for loan losses	28,733	30,228

Balance at end of year	$27,837	$24,806

6. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2009 and 2008 are as follows:

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2009:

Land	$3,706	$—	$3,706
Buildings	12,514	4,833	7,681
Leasehold improvements	690	366	324
Furniture and equipment	15,924	13,471	2,453
Capitalized leases	1,959	567	1,392

Total	$34,793	$19,237	$15,556

Included in buildings is an asset with a carrying value of $2.8 million that is currently held for sale for which the Company has taken an impairment charge of $1.0 million.

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2008:

Land	$3,937	$—	$3,937
Buildings	13,935	4,618	9,317
Leasehold improvements	768	389	379
Furniture, equipment and vehicles	16,842	13,078	3,764
Capitalized leases	1,959	349	1,610
Construction in progress	72	—	72

Total	$37,513	$18,434	$19,079

7. INCOME TAXES
The passage of the Worker, Homeownership and Business Assistance Act of 2009 (the Act) in November 2009 provided that small companies who had not received TARP could carryback tax losses from 2008 or 2009 to previously closed years extending to 2003. As a result, the Company is able to carryback 2009 partial tax losses and recover approximately $5.8 million which is reflected as a current benefit in the Consolidated Financial Statements. In 2008 the Company carried back the tax loss to 2006 and 2005 and received $5.3 million. There are no additional loss carrybacks available.
Additionally, in 2008 the Company determined that sufficient evidence to support the future realization of deferred tax assets was not determinable, and a $13.0 million valuation reserve was established. As a result, any change in deferred tax assets will be offset by changes in the valuation reserve ($3.3 million in 2009) and the Company will not record tax expense or tax benefit (except for the special legislation outlined above) until positive operating results utilize all existing tax loss carryforwards and supports the partial or full reinstatement of the deferred tax assets.
The Company has approximately $1.7 million federal tax loss carryforward expiring in 2030 and $21.9 million state tax loss carryforwards expiring in years through 2024.
The components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 follow.

(Table in thousands)	2009	2008
Income tax expense (benefit)
Current	$(5,800)	$(4,910)
Deferred	—	9,507

Total	$(5,800)	$4,597

Changes in deferred taxes of approximately $2.1 million and $(357) thousand related to unrealized gains and losses on securities available for sale during 2009 and 2008, respectively, were allocated to other comprehensive income in the respective years. Changes in deferred taxes of approximately $(1.0) million and $1.0 million during 2009 and 2008, respectively, related to deferred retirement prior service costs were allocated to other comprehensive income.
Reconciliations of reported income tax expense for the years ended December 31, 2009 and 2008 to the amount of tax expense (benefit) computed by multiplying income before income taxes by the statutory federal income tax rate follows.

(Table dollars in thousands)	2009	2008
Statutory federal income tax rate	35%	35%

Tax expense (benefit) at statutory rate	$(10,997)	$(11,079)
Increase (decrease) in income taxes resulting from:
Redemption of investment in BOLI	1,711	—
Deferred tax asset valuation allowance	3,284	13,000
Goodwill impairment	—	3,767
Other, net	202	(1,091)

Income tax expense (benefit)	$(5,800)	$4,597

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31, 2009
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$10,520	$—	$10,520
Deferred compensation	792	—	792
Excess tax over book loan income	969	—	969
Operating loss and capital carryforwards	2,601	—	2,601
Other real estate writedowns	2,237	—	2,237
Other, net	260	(1,095)	(835)
Deferred tax asset valuation allowance	(16,284)	—	(16,284)
Unrealized losses on securities available for sale	1,836	—	1,836

Total	$2,931	$(1,095)	$1,836

	December 31, 2008
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$9,877	$—	$9,877
Deferred compensation	3,368	—	3,368
Operating loss carryforward	1,511	—	1,511
Excess tax over book loan fee income	1,641	—	1,641
Deferred tax asset valuation allowance	(13,000)	—	(13,000)
OID loan fee deferrals	—	—	—
Other, net	72	(1,898)	(1,826)

Total	$3,469	$(1,898)	$1,571

8. STOCK OPTIONS
At December 31, 2009 and 2008, 50,327 and 90,612 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 743,300 shares at December 31, 2009. Option prices are established at market value on the dates granted by the Board of Directors.
A summary of the status of the Company’s incentive stock option plans at December 31, 2009 and 2008 and changes during the years then ended are presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	90,612	$11.00	153,837	$13.08
Granted	—	—	5,000	7.30
Exercised	—	—	16,036	7.99
Expired, forfeited or canceled	40,285	11.68	52,189	17.69

Outstanding at end of year	50,327	$10.46	90,612	$11.00

Options exercisable at end of year	44,902	$10.60	76,662	$10.83

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. In general, options become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant.

9. EMPLOYEE BENEFIT PLANS
Bank Profit-Sharing Plan
The Bank sponsors a tax-qualified profit-sharing retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the years ended December 31, 2009 and 2008.
Bank Savings SERP
The Bank sponsors a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allows the Bank to supplement the level of the executive officers’ retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by the Bank. There was no Company expense for the years ended December 31, 2009 and 2008.
Bank Officers’ SERP
Effective January 1, 2008, the Bank implemented the Amended and Restated Bank of Granite Salary Continuation Plan (“the Plan”). The Plan is non-tax qualified and is unfunded. The Plan benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. As a result of the Plan implementation, the Company applied the accounting guidelines of Retirement Benefits. Accordingly, the Company recorded the Plan projected benefit obligation of $7.9 million at December 31, 2008 and recorded prior service cost and unrecognized actuarial loss amounts of $2.5 million in other comprehensive income.
The pension expense for 2008 was $1.3 million, and the expense recorded through September 30, 2009 (based on actuarial estimates at December 31, 2008) was $963 thousand. In October 2009, the Company determined to curtail the Plan and freeze all service benefits as of October 31, 2009. The resulting actuarial computations of the projected benefit obligation resulted in and adjustment of the 2009 expense by $962 thousand. Additionally, in accordance with Retirement Benefits, the prior service cost and net actuarial loss recorded in 2008 was reversed.
The Plan activity for 2009 is summarized as follows:

Beginning projected benefit obligation	$7,911
Participant payments	(3,691)
2009 expense	1
Prior service cost and net actuarial loss reversal	(2,526)

Ending projected benefit obligation	$1,695

As stated, all service benefits are frozen. The projected benefit obligation will accrete to the retirement date of each of the 20 active participants at the discount rate set forth in the Plan and determined each year (2009 - 5.85%).
Anticipated payments for each year ending December 31, 2010 through 2014 are: 2010 - approximately $155 thousand; 2011 - 2014 - approximately $58 thousand per year. Based on the discount rate, the 2010 expense would approximate $102 thousand.
10. LEASES
LESSEE — CAPITALIZED — The Company’s subsidiaries lease certain premises under capitalized lease agreements. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are included in other liabilities on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment as of December 31, 2009 is $2.0 million as the capitalized cost of these leases and accumulated amortization of approximately $567 thousand.

As of December 31, 2009, future minimum lease payments under noncancelable capitalized leases are as follows:
(Table in thousands)

Year	Payments
2010	$444
2011	444
2012	442
2013	357
2014	314
2015 and thereafter	1,455

Total minimum lease payments	3,456
Less amount representing interest	(1,809)

Present value of net minimum lease payments	$1,647

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2009, future minimum lease payments under noncancelable operating leases are as follows:
(Table in thousands)

Year	Payments
2010	$95
2011	89
2012	60

Total	$244

Rental expense charged to operations under all operating lease agreements was approximately $249 thousand and $811 thousand for the years ended December 31, 2009 and 2008, respectively.
In 2008, the Bank obtained an independent appraisal of its facility in Winston-Salem, North Carolina and purchased it from Salem Investors, LLC (which was a related party entity) for its appraised value of $3.8 million. The building is currently for sale.
11. OVERNIGHT AND SHORT-TERM BORROWED FUNDS
Overnight and short-term borrowed funds are summarized as follows:

	December 31,
(Table in thousands)	2009	2008
Overnight borrowings

Bank of Granite Corporation:
Commercial deposits swept into commercial paper	$—	$12,669

Total overnight borrowings	—	12,669

Short-term borrowings

Bank of Granite Corporation:
Unsecured line of credit	—	2,500
Bank of Granite:
Short-term borrowings from the Federal Home Loan Bank	20,000	13,000
Granite Mortgage:
Warehouse line of credit	—	20,778

Total short-term borrowings	20,000	36,278

Total overnight and short-term borrowings	$20,000	$48,947

A summary of selected data related to overnight and short-term borrowed funds follows:
Overnight borrowings

	December 31,
(Table dollars in thousands)	2009	2008
Balance outstanding at end of year	$—	$12,669
Maximum outstanding at any month-end during the year	16,278	59,090
Average daily balance outstanding during the year	11,240	28,306
Average interest rate during the year	1.09%	2.49%
Average interest rate at end of year	N/A	1.49%
Other short-term borrowings

	December 31,
(Table dollars in thousands)	2009	2008
Balance outstanding at end of year	$20,000	$36,278
Maximum outstanding at any month-end during the year	46,059	49,870
Average daily balance outstanding during the year	21,628	38,317
Average interest rate during the year	3.17%	4.52%
Average interest rate at end of year	2.62%	3.93%
Prior to March 31, 2009, Granite Mortgage temporarily funded its mortgages and construction loans, from the time of origination until the time of sale, through the use of a line of credit from one of the Bank’s correspondent financial institutions. As of December 31, 2008, this line of credit was $30.0 million. The line of credit was terminated and paid in full in April 2009. Granite Mortgage had intercompany borrowings with the Bank that were paid in full during the fourth quarter of 2009.
12. LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:

	December 31,
(Table in thousands)	2009	2008
Bank of Granite:
Federal Home Loan Bank convertible advance at 5.22% due March 9, 2011 callable on or after March 9, 2006	$3,000	$3,075
Federal Home Loan Bank fixed rate credit at 4.67% due September 20, 2010	—	5,000
Federal Home Loan Bank fixed rate credit at 3.31% due February 11, 2010	—	3,000
Federal Home Loan Bank fixed rate credit at 3.44% due June 1, 2010	—	1,000
Federal Home Loan Bank fixed rate credit at 1.88% due January 31, 2011	5,000	—
Federal Home Loan Bank fixed rate credit at 3.79% due May 31, 2011	1,000	1,000
Federal Home Loan Bank fixed rate credit at 2.18% due July 29, 2011	5,000	—
Federal Home Loan Bank fixed rate credit at 2.41% due January 30, 2012	5,000	—
Federal Home Loan Bank fixed rate credit at 4.04% due May 30, 2012	1,000	1,000

Total long-term borrowings	$20,000	$14,075

13. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits, including brokered time deposits of $8.2 million, as of December 31, 2009 are as follows:
(Table in thousands)

Year	Maturities
2010	$432,039
2011	74,708
2012	16,512
2013	13,301

Total	$536,560

14. BASIC EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock.

(Table in thousands except per share data)	2009	2008
BASIC LOSS PER SHARE
Net loss	$(25,620)	$(36,251)

Divide by: Weighted average shares outstanding	15,454	15,448

Basic loss per share	$(1.66)	$(2.35)

There is no dilution of earnings per share for any period as all outstanding stock option exercise prices are substantially in excess of market and are anti-dilutive.
15. REGULATION AND REGULATORY RESTRICTIONS
The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), the North Carolina State Banking Commission and the FRB.
The Company’s actual capital ratios are also presented in the table:

		Adequately	Well
Consolidated	Actual	Capitalized	Capitalized
As of December 31, 2009
Tier I capital to average assets	4.84%	4.00%	5.00%
Tier I capital to risk weighted assets	6.44%	4.00%	6.00%
Total capital to risk weighted assets	7.73%	8.00%	10.00%

As of December 31, 2008
Tier I capital to average assets	6.49%	4.00%	5.00%
Tier I capital to risk weighted assets	7.46%	4.00%	6.00%
Total capital to risk weighted assets	8.73%	8.00%	10.00%

		Adequately	Well
Bank Only	Actual	Capitalized	Capitalized
As of December 31, 2009
Tier I capital to average assets	4.66%	4.00%	5.00%
Tier I capital to risk weighted assets	6.19%	4.00%	6.00%
Total capital to risk weighted assets	7.48%	8.00%	10.00%

As of December 31, 2008
Tier I capital to average assets	6.00%	4.00%	5.00%
Tier I capital to risk weighted assets	6.88%	4.00%	6.00%
Total capital to risk weighted assets	8.14%	8.00%	10.00%
See Note 2, “Regulatory Matters and Going Concern Considerations” for further discussion on regulatory capital matters.
16. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs, for the U.S. Government agencies, mortgage-backed and a portion of the equity securities. The remaining equity securities were Level 1 measurements from quoted prices in active markets. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following table reflects investment securities available for sale measured at fair value on a recurring basis at December 31, 2009 and 2008:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Table in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
U.S. Government agencies	$42,051	$—	$42,051	$—
GNMA Mortgage-backed securities	147,831	—	147,831	—
Equities	1,039	1,039	—	—

Total investment securities available for sale	$190,921	$1,039	$189,882	$—

December 31, 2008
U.S. Government agencies	$46,063	$—	$46,063	$—
State and local	5,416	—	5,416	—
Equities	7,097	$1,643	5,454	—

Total investment securities available for sale	$58,576	$1,643	$56,933	$—

Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards for fair value measurements and disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When appraised values are used, or management determines the fair value of the collateral is impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3. At December 31, 2009, all impaired loan values were determined to be Level 3 measurements.
Other Real Estate Owned
Other real estate owned by the Bank and Granite Mortgage resulting from foreclosures is estimated at the fair value of the collateral based on a current appraised value or other management estimate and is recorded as nonrecurring Level 3. At December 31, 2009, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following table reflects certain loans and other real estate measured at fair value on a nonrecurring basis at December 31, 2009 and 2008:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Table in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
Impaired loans (1)	$26,788	$—	$—	$26,788
Other real estate owned	13,235	—	—	13,235

Total assets	$40,023	$—	$—	$40,023

December 31, 2008
Mortgage loans held for sale (2)	$16,770	$—	$16,770	$—
Impaired loans (1)	35,298	—	—	35,298
Other real estate owned	6,805	—	—	6,805

Total assets	$58,873	$—	$16,770	$42,103

(1)	Net of reserves and loans carried at cost.

(2)	Mortgage loans held for sale were carried at the lower of cost or market or fair value. The fair value was determined to be Level 2 measurements, Significant Other Observable Inputs as the portfolio turned rapidly and current prices could be observed.

17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:

	December 31,
Condensed Balance Sheets	2009	2008
(In thousands)
Assets:
Cash and cash equivalents	$343	$13,380
Investment in subsidiary bank at equity	45,151	66,465
Investment in subsidiary mortgage bank at equity	1,592	6,665
Other	—	2,832

Total	$47,086	$89,342

Liabilities and Stockholders’ Equity:
Overnight and short-term borrowings	$—	$15,169
Other	—	3
Stockholders’ equity	47,086	74,170

Total	$47,086	$89,342

	For the Years Ended December 31,
Condensed Results of Operations	2009	2008
(In thousands)
Equity in loss of subsidiary bank:
Dividends	$—	$(2,257)
Loss retained	(22,948)	(34,425)
Equity in earnings (loss)of subsidiary mortgage bank:
Dividends	2,953	—
Earnings (loss) retained	(5,073)	8
Income (expenses), net	(552)	423

Net loss	$(25,620)	$(36,251)

	For the Years Ended December 31,
Condensed Cash Flow	2009	2008
(In thousands)
Cash flows from operating activities:
Net loss	$(25,620)	$(36,251)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in losses of subsidiaries	25,068	36,674
Stock-based compensation expense	5	15
Premium amortization and discount accretion, net	(1)	(3)
Losses (gains) on sales or calls of securities available for sale	(174)	67
Impairment losses on securities	478	1,104
Decrease in accrued interest receivable	32	—
Decrease in accrued interest payable	—	(1)
Decrease in other assets	—	1
Decrease in other liabilities	(4)	(2)

Net cash provided (used) by operating activities	(216)	1,604

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	2
Proceeds from sales of securities available for sale	2,348	275

Net cash provided by investing activities	2,348	277

Cash flows from financing activities:
Net decrease in overnight and short-term borrowings	(15,169)	(7,460)
Net decrease in long-term borrowings	—	(2,500)
Net proceeds from issuance of common stock	—	138
Net dividends paid	—	(6,024)

Net cash used by financing activities	(15,169)	(15,846)

Net decrease in cash	(13,037)	(13,965)
Cash at beginning of year	13,380	27,345

Cash at end of year	$343	$13,380

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$139	$643
Noncash investing and financing activities:
In-kind dividend from subsidiary mortgage bank	2,953	—

18. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiaries are parties to financial instruments in the ordinary course of business. The Bank routinely enters into commitments to extend credit and issues standby letters of credit in order to meet the financing needs of its customers.

	December 31,
(Table in thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$106,122	$162,958
Standby letters of credit	2,967	4,998

Financial instruments whose notional or contract amounts are intended to hedge against interest rate risk
Forward commitments and options to sell mortgage-backed securities	—	14,702
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
In 2008 forward commitments and options to sell mortgage-backed securities were contracts for delayed delivery of securities in which Granite Mortgage agreed to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arose from the possible inability of counterparties to meet the terms of their contracts and from movements in the underlying securities’ values and interest rates.
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

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Table in thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$73,374	$73,374	$48,983	$48,983
Investment securities	190,921	190,921	82,203	82,868
Bank owned life insurance	4,106	4,106	31,278	31,278
Mortgage loans held for sale	—	—	16,770	16,949

Loans (1)	747,182	752,000	923,343	929,447
Market risk/liquidity adjustment	—	(40,000)	—	(45,000)
Net loans	747,182	712,000	923,343	884,447

Liabilities:
Demand deposits	430,045	430,045	494,394	494,394
Time deposits	536,560	539,000	497,428	509,447
Overnight and short-term borrowings	20,000	20,000	48,947	48,947
Long-term borrowings	20,000	21,000	14,075	15,158

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2009 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at the end of 2009 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 2% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of December 31, 2009. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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
MORTGAGE BANKING
During 2009 Granite Mortgage ceased mortgage originations, as previously reported. The current activity is related to the resolution of residual assets and settling existing contractual obligations.
The 2008 financial statements include the following items, which are not deemed significant for expanded disclosure herein, because they are insignificant to the 2008 financial statements. The balance sheet reflects $16.8 million loans held for sale and $20.8 million outstanding on a mortgage warehouse line of credit; the footnotes disclosed $44.5 million notional mortgage pipeline positions (derivatives) with immaterial fair values.
OTHER
The Company’s Other segment historically represented certain treasury and administration activities that have been discontinued during 2009. Included in this segment are certain investments and commercial paper issued to the Bank’s commercial sweep account customers.

The following table presents selected financial information for reportable business segments for the years ended December 31, 2009 and 2008.

(Table in thousands)	2009	2008
COMMUNITY BANKING
Net interest income	$30,071	$34,345
Provision for loan losses	28,644	30,143
Total other income	8,452	7,988
Total other expenses	38,627	41,773
Loss before income tax expense (benefit)	(28,748)	(29,583)
Net loss	(22,948)	(34,425)
Identifiable segment assets	1,058,522	1,112,029

MORTGAGE BANKING
Net interest income	1,389	3,158
Provision for loan losses	89	85
Total other income	747	3,560
Total other expenses	4,167	6,870
Loss before income tax benefit	(2,120)	(237)
Net income (loss)	(2,120)	8
Identifiable segment assets	1,562	31,885

ALL OTHER
Net interest expense	(38)	(333)
Total other income	(312)	(1,170)
Total other expenses	202	331
Loss before income tax benefit	(552)	(1,834)
Net loss	(552)	(1,834)
Identifiable segment assets	—	3,041

TOTAL SEGMENTS
Net interest income	31,422	37,170
Provision for loan losses	28,733	30,228
Total other income	8,887	10,378
Total other expenses	42,996	48,974
Loss before income tax expense (benefit)	(31,420)	(31,654)
Net loss	(25,620)	(36,251)
Identifiable segment assets	1,060,084	1,146,955
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as described in Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•	All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B — OTHER INFORMATION
Jefferson C. Easley, Senior Vice President and Chief Credit Officer of the Bank, resigned from his position with the Bank effective December 11, 2009.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2010 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2010 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Summary Compensation Table,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” “Option Exercises and Stock Vested,” “Salary Continuation Plan,” and “Potential Payments Upon Termination or Change of Control.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2010 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Potential Payments Upon Termination or Change of Control.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
The following table sets forth information as of December 31, 2009 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of	(b) Weighted-	(c) Number of Securities
	Securities To Be	Average Exercise	Remaining Available for
	Issued Upon Exercise	Price Of	Future Issuance Under
	Of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	50,327	$10.46	743,300
Not approved by security holders	-0-	n/a	n/a

Total	50,327	$10.46	743,300

We suspended our common stock repurchase plan in 2007, which we historically used to (1) reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter ended December 31, 2009.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2010 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Information About Board of Directors and Committees of the Board” and “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our definitive proxy materials filed in connection with our 2010 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

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

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto).

10.	Material Contracts

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2	Agreement between Bank of Granite and D. Mark Stephens, dated October 23, 2009.**

10.3	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, dated August 24, 2009.

10.4	Consulting Agreement, dated December 19, 2005, between the Bank and John A. Forlines, Jr. filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 19, 2005, is incorporated herein by reference.

10.5	Bank of Granite Corporation’s 2007 Stock Incentive Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 9, 2007, is incorporated herein by reference.**

10.6	Summary of Agreement between Bank of Granite and Jerry A. Felts, Chief Operating Officer and Chief Financial Officer, effective as of July 1, 2009.**

10.7	Form of Amended and Restated Bank of Granite Salary Continuation Plan, effective January 1, 2008 filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference.**

10.8	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and R. Scott Anderson, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference.**

10.9	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and Samuel M. Black, filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference.**

10.10	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and D. Mark Stephens.**

10.11	Stipulation and Consent between Bank of Granite and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and related Order to Cease and Desist, filed as Exhibit 10.1 to our Current Report on Form 8-K, dated August 27, 2009, is incorporated herein by reference.

10.12	Amendment to Bank of Granite Salary Continuation Plan, effective November 1, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K, dated October 30, 2009, is incorporated herein by reference.**

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1, “Summary of Significant Accounting Policies.”

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION

By:	/s/ R. Scott Anderson

R. Scott Anderson
Chief Executive Officer
March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Anderson R. Scott Anderson	Chief Executive Officer and President	March 31, 2010

/s/ Jerry A. Felts Jerry A. Felts	Chief Operating Officer and Chief Financial Officer	March 31, 2010

/s/ John N. Bray John N. Bray	Chairman and Director	March 31, 2010

/s/ R. Scott Anderson R. Scott Anderson	Director	March 31, 2010

/s/ Joseph D. Crocker Joseph D. Crocker	Director	March 31, 2010

/s/ Leila N. Erwin Leila N. Erwin	Director	March 31, 2010

/s/ Paul M. Fleetwood, III Paul M. Fleetwood, III	Director	March 31, 2010

/s/ Hugh R. Gaither Hugh R. Gaither	Director	March 31, 2010

/s/ James Y. Preston James Y. Preston	Director	March 31, 2010

/s/ Boyd C. Wilson, Jr. Boyd C. Wilson, Jr.	Director	March 31, 2010

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page

3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Profit Sharing Plan and Trust	*

10.2	Agreement between Bank of Granite and D. Mark Stephens**	Filed herewith

10.3	Written Description of Director Compensation	Filed herewith

10.4	Consulting Agreement between the Company and John A. Forlines, Jr.	*

10.5	Bank of Granite Corporation’s 2007 Stock Incentive Plan**	*

10.6	Summary of Agreement between Bank of Granite and Jerry A. Felts**	Filed herewith

10.7	Form of Amended and Restated Bank of Granite Salary Continuation Plan**	*

10.8	Amended and Restated Change of Control Agreement between the Company and R. Scott Anderson**	*

10.9	Amended and Restated Change of Control Agreement between the Company and Samuel M. Black**	*

10.10	Amended and Restated Change of Control Agreement between the Company and D. Mark Stephens**	Filed herewith

10.11	Stipulation and Consent between Bank of Granite and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and related Order to Cease and Desist	*

10.12	Amendment to Bank of Granite Salary Continuation Plan**	*

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference

* *	Management compensatory plan or arrangement