Form 10-Q
period 2010-03-31
BANK OF GRANITE CORP
filed 2010-05-13
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $1.00 par value
15,454,641 shares outstanding as of April 30, 2010

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
(In thousands except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$51,801	$71,611
Interest-bearing deposits	1,369	1,763

Total cash and cash equivalents	53,170	73,374

Investment securities:
Available for sale, at fair value	250,442	190,921

Loans	715,432	775,019
Allowance for loan losses	(30,346)	(27,837)

Net loans	685,086	747,182

Premises and equipment, net	15,181	15,556
Accrued interest receivable	4,252	3,917
Investment in bank owned life insurance	4,141	4,106
Other assets	24,189	25,028

Total assets	$1,036,461	$1,060,084

Liabilities and stockholders’ equity:
Deposits:
Interest-bearing	$846,479	$856,932
Noninterest-bearing	104,325	109,673

Total deposits	950,804	966,605
Overnight and short-term borrowings	25,000	20,000
Long-term borrowings	15,000	20,000
Accrued interest payable	1,541	1,701
Other liabilities	4,367	4,692

Total liabilities	996,712	1,012,998

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized - 25,000 shares
Issued - 18,981 shares in 2010 and 2009
Outstanding - 15,454 shares in 2010 and 2009	18,981	18,981
Capital surplus	30,195	30,195
Retained earnings	42,965	52,308
Accumulated other comprehensive loss, net of deferred income taxes	(540)	(2,546)
Less: Cost of common stock in treasury; 3,527 shares in 2010 and 2009	(51,852)	(51,852)

Total stockholders’ equity	39,749	47,086

Total liabilities and stockholders’ equity	$1,036,461	$1,060,084

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of
Income (Loss)
(Unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2010	2009
Interest income:
Interest and fees from loans	$10,203	$13,127
Federal funds sold	—	6
Interest-bearing deposits	39	17
Investments:
U.S. Treasury	—	1
U.S. Government agencies	2,026	398
States and political subdivisions	—	299
Other	23	145

Total interest income	12,291	13,993

Interest expense:
Time deposits of $100 or more	1,396	1,878
Other time and savings deposits	2,282	4,084
Overnight and short-term borrowings	127	314
Long-term borrowings	121	195

Total interest expense	3,926	6,471

Net interest income	8,365	7,522
Provision for loan losses	12,100	3,770

Net interest income (loss) after provision for loan losses	(3,735)	3,752

Other income:
Service charges on deposit accounts	1,256	1,232
Other service fees and commissions	84	70
Securities gains (losses)	6	(17)
Other-than-temporary impairment losses	—	(996)
Other	308	1,196

Total other income	1,654	1,485

Other expenses:
Salaries and wages	2,215	4,788
Employee benefits	391	980
Equipment and occupancy expense, net	967	1,156
FDIC assessments	745	471
Other real estate owned	1,128	198
Other	1,816	1,869

Total other expenses	7,262	9,462

Loss before income tax benefit	(9,343)	(4,225)

Net loss	$(9,343)	$(4,225)

Per share amounts:
Net loss — basic and diluted	$(0.60)	$(0.27)
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of
Comprehensive Income (Loss)
(Unaudited — in thousands)

	Three Months
	Ended March 31,
	2010	2009
Net loss	$(9,343)	$(4,225)

Items of other comprehensive loss:
Items of other comprehensive income (loss), before tax:
Change in unrealized gains on securities available for sale	3,447	759
Reclassification adjustment for available for sale securities gains (losses) included in net income	6	(1,013)
Prior service cost and net actuarial loss — SERP	—	42

Other comprehensive income (loss), before tax	3,453	(212)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(1,447)	103
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	—	(26)

Items of other comprehensive income (loss), net of tax	2,006	(135)

Comprehensive loss	$(7,337)	$(4,360)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in
Stockholders’ Equity
(Unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2010	2009
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,981

At end of period	18,981	18,981

Capital surplus
At beginning of period	30,195	30,190
Stock-based compensation expense	—	2

At end of period	30,195	30,192

Retained earnings
At beginning of period	52,308	77,928
Net loss	(9,343)	(4,225)

At end of period	42,965	73,703

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(2,546)	(1,077)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	2,006	(151)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	—	16

At end of period	(540)	(1,212)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$39,749	$69,812

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months
	Ended March 31,
	2010	2009
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net loss	$(9,343)	$(4,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375	478
Provision for loan losses	12,100	3,770
Investment security premium amortization, net	418	31
Acquisition premium amortization, net	—	8
Losses (gains) on sales or calls of securities available for sale	(6)	17
Impairment losses on securities	—	996
Originations of loans held for sale	—	(81,200)
Proceeds from loans held for sale	—	85,353
Gains on loans held for sale	—	(1,134)
Losses on writedowns or sale of other real estate	824	53
Losses on disposal of miscellaneous assets	—	7
Increase in cash surrender value of bank owned life insurance	(35)	(289)
Increase in other assets	(88)	(277)
Increase in accrued interest receivable	(335)	(399)
Decrease in accrued interest payable	(160)	(70)
Decrease in other liabilities	(324)	(5,442)

Net cash provided by (used in) operating activities	3,426	(2,323)

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	16,446	10,000
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	—	2,530
Proceeds from sales of securities available for sale	10,302	—
Purchase of securities available for sale	(83,229)	(20,016)
Net decrease in loans	47,744	21,742
Capital expenditures, net of proceeds from sale of miscellaneous assets	—	(19)
Proceeds from sale of other real estate	908	223

Net cash provided by (used in) investing activities	(7,829)	14,460

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposits	(18,999)	3,617
Net increase in time deposits	3,198	14,154
Net increase (decrease) in overnight and short-term borrowings	5,000	(7,437)
Net increase (decrease) in long-term borrowings	(5,000)	16,999

Net cash provided by (used in) financing activities	(15,801)	27,333

Net increase (decrease) in cash equivalents	(20,204)	39,470

Cash and cash equivalents at beginning of period	73,374	48,983

Cash and cash equivalents at end of period	$53,170	$88,453

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s” ) condensed consolidated balance sheet as of March 31, 2010, and the condensed consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2009 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended March 31, 2009 have been reclassified to conform to the presentation for the periods ended March 31, 2010.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company which discontinued its origination activities during 2009. Because we now operate, manage, and, likewise, direct our corporate governance activities as a single reporting banking segment, we no longer have any reportable segments.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2010 except as described in Note 6 below.
2. REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS
Regulatory Actions
In 2009, the Bank entered into a Stipulation and Consent (“Consent”) to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“The Commissioner”). Based on the Company’s Consent, the FDIC and the Commissioner jointly issued the Order on August 27, 2009.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
Among other things, the Order requires the Bank to:
•	Present a written capital plan to the FDIC and the Commissioner by which the Bank would achieve a Tier 1 Leverage Capital Ratio of not less than 8 percent and Total Risk-Based Capital Ratio of not less than 12 percent during the life of the Order;

•	Formulate a plan to improve the Bank’s earnings and evaluate the plan quarterly;

•	Formulate and implement a plan to reduce the Bank’s risk exposure in assets classified “Substandard or Doubtful”;

•	Reduce the real estate credit concentrations in the Bank’s loan portfolio;

•	Develop a plan to improve the Bank’s liquidity; monitor contingent funding needs and improve asset liability management, and review and revise the plan on a quarterly basis;

•	Not pay cash dividends without the prior written consent of the FDIC and the Commissioner;

•	Neither renew, roll-over nor increase the amount of brokered deposits above the amount outstanding at the date of the Order.
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
The Bank reports regularly to its regulators on matters of compliance with the Order, and the progress made to comply with the Order. The Company believes it is in substantial compliance with all matters except the earnings and capital requirements, and continued issues with asset quality.
Going Concern Considerations
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern.
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009 and the first quarter of 2010. The continuing operating loss in the quarter ended March 31, 2010 and the continuing level of problem loans have further eroded capital levels from December 31, 2009. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and the continued erosion of capital in the first quarter may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized”, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of March 31, 2010:

			Minimum Regulatory
	Actual		Requirement
			Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order

Leverage capital ratios	3.82%	3.71%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	5.71%	5.53%	4.00%	6.00%	8.00%
Total capital	7.01%	6.83%	8.00%	10.00%	12.00%
3. EARNINGS PER SHARE
Earnings per share have been computed using the weighted average number of shares of common stock outstanding as follows:

	Three Months
	Ended March 31,
(Shares in thousands)	2010	2009

Weighted average shares outstanding	15,454	15,454
The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
4. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$94,373	$106,122
Standby letters of credit	2,570	2,967

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
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
5. POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Bank sponsors a non-tax qualified, unfunded salary continuation plan (“Officers’ SERP”). The Officers’ SERP benefits are generally based on a final pay concept and a first to occur event related to change of control, retirement or death. The Plan activity for 2010 is summarized as follows:

(In thousands)
Beginning projected benefit obligation	$1,695
2010 changes, net	(294)

Ending projected benefit obligation	$1,401

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
6. NEW ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for the presentation on fair value disclosures. The new guidance requires disclosures about inputs and valuation techniques for Level 2 and 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until January 1, 2011.
7. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the first quarter of 2010 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs, for the U.S. Government agencies and mortgage-backed securities. The equity securities were Level 1 measurements from quoted prices in active markets. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
The following tables reflect investment securities available for sale measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
U.S. Government agencies	$42,319	$—	$42,319	$—
Government agency mortgage-backed securities	206,969	—	206,969	—
Equities	1,154	1,154	—	—

Total investment securities available for sale	$250,442	$1,154	$249,288	$—

December 31, 2009
U.S. Government agencies	$42,051	$—	$42,051	$—
Government agency mortgage-backed securities	147,831	—	147,831	—
Equities	1,039	1,039	—	—

Total investment securities available for sale	$190,921	$1,039	$189,882	$—

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. Government agency debt obligations and agency mortgage-backed securities, and equity securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2. No securities were transferred between Level 1 and Level 2 during the first quarter of 2010.
Impaired Loans
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is recorded by allocating specific reserves from the allowance for loan losses to the loans.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below. At March 31, 2010, all impaired loan values were determined to be based on Level 3 measurements.
Other Real Estate Owned
Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. A provision is charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. At March 31, 2010, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Impaired loans (1)	$39,385	$—	$—	$39,385
Other real estate owned	13,755	—	—	13,755

Total assets	$53,140	$—	$—	$53,140

December 31, 2009
Impaired loans (1)	$26,788	$—	$—	$26,788
Other real estate owned	13,235	—	—	13,235

Total assets	$40,023	$—	$—	$40,023

(1)	Net of reserves and loans carried at cost.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
8. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2010 and December 31, 2009 were as follows:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Type and Contractual Maturity

AVAILABLE FOR SALE
At March 31, 2010:

U.S. Government agencies due:
Within 1 year	$1,529	$7	$—	$1,536
After 5 years but within 10 years	37,162	—	604	36,558
After 10 years	4,358	—	133	4,225

Total U.S. Government agencies	43,049	7	737	42,319

Government agency mortgage-backed securities due:
After 10 years	206,735	1,367	1,133	206,969

Others*:
Common stocks and mutual funds	871	283	—	1,154

Total available for sale	$250,655	$1,657	$1,870	$250,442

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the three months ended March 31, 2010 resulted in proceeds of $26.7 million, $27 thousand in realized gains and $21 thousand in realized losses.
As of March 31, 2010, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $929 thousand, net of deferred income tax benefit of $389 thousand, related to securities available for sale.
Sales and calls of securities available for sale for the three months ended March 31, 2009 resulted in proceeds of $10.0 million, $17 thousand in realized losses and no realized gains. The amortized cost of certain equity securities were written down by $582 thousand in the first quarter of 2009, and certain debt securities were written down $414 thousand in the first quarter of 2009, for credit related declines in value deemed to be other-than-temporary, resulting in a charge to earnings. Calls of securities held to maturity resulted in proceeds of $2.5 million for the three months ended March 31, 2009 and no gains or losses.
As of March 31, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net gains of $482 thousand, net of deferred income taxes of $190 thousand, related to securities available for sale.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(unaudited)

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Type and Contractual Maturity

AVAILABLE FOR SALE
At December 31, 2009:

U. S. Government agencies due:
Within 1 year	$1,539	$9	$—	$1,548
After 1 year but within 5 years	38,172	—	1,434	36,738
After 5 years but within 10 years	4,000	—	235	3,765

Total U.S. Government agencies	43,711	9	1,669	42,051

Government agency mortgage-backed securities due:
After 10 years	150,738	192	3,099	147,831

Others*:
Common stocks and mutual funds	853	186	—	1,039

Total available for sale	$195,302	$387	$4,768	$190,921

*	Others include investments in common stocks, preferred stocks and mutual funds.
Securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income, all of which have been in a loss position less than 12 months were as follows:

	March 31, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss
Less than 12 months:
U.S. Government agencies	$40,783	$737	$40,503	$1,669
Government agency mortgage-backed securities	129,069	1,133	124,311	3,099

Total temporarily impaired	$169,852	$1,870	$164,814	$4,768

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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment, and are imprecise. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with the accounting standards for Fair Value Measurements and Disclosures.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$53,170	$53,170	$73,374	$73,374
Investment securities	250,442	250,442	190,921	190,921
Bank owned life insurance	4,141	4,141	4,106	4,106
Loans (1)	685,086	690,000	747,182	752,000
Market risk/liquidity adjustment	—	(40,000)	—	(40,000)
Net loans	685,086	650,000	747,182	712,000
Liabilities:
Demand deposits	411,046	411,046	430,045	430,045
Time deposits	539,758	542,000	536,560	539,000
Overnight and short-term borrowings	25,000	25,000	20,000	20,000
Long-term borrowings	15,000	15,640	20,000	21,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2010
(Unaudited)
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2010 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at March 31, 2010 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 2% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of March 31, 2010. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.
The book values of cash and due from banks, interest-bearing deposits, accrued interest receivable, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of investment securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.
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
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of performance for the three-month period ended March 31, 2010. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. The “Regulatory Matters and Going Concern Considerations” in Note 2 of the Notes to Condensed Consolidated Financial Statements addresses the significant risks and uncertainties for the Company.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Executive Overview
The first quarter loss was $9.3 million, or $0.60 per share compared to a loss of $4.2 million, or $0.27 per share for the first quarter of 2009.
Asset quality and related credit costs are the continuing drivers of the Company’s operating performance. The external credit review in February and the regulatory review completed in April in addition to the periodic internal review of the largest and most troubled assets provide a level of assurance as to the current identification of troubled loans and the evaluation of the related risk. The result of the overall assessment is the recognition of an increase in criticized loans (loans considered troubled, however, not on non-accrual) to $157.5 million at March 31, 2010 versus $86.5 million at December 31, 2009. Nonperforming loans at $57.2 million continue at an elevated level despite $21.6 million charge-offs in the last two quarters. These conditions have necessitated the continued building of the allowance for losses as evidenced by the $12.1 million loss provision versus $9.6 million of net charge offs for the period.
Our balance sheet management continues with the active reduction of the loan portfolio and the maintenance of a stable deposit base which provides over $200.0 million of liquidity (unencumbered cash and securities) and currently provides ample operating funding.
The net interest income continues to increase marginally on a linked quarter basis and the net interest margin is stable. The Company’s cost, excluding credit costs, continue to decrease.
The following sections of this discussion provide more detail regarding current and prior year matters. Additionally, Note 2, “Regulatory Matters and Going Concern Consideration,” in the “Notes to Consolidated Financial Statements” discusses the regulatory and capital levels in significantly more detail.
Results of Operations
For the Three Month Period Ended March 31, 2010
Compared With the Same Period in 2009

Financial Highlights for	Three Months
the Quarterly Periods	Ended March 31,
(In thousands except per share amounts)	2010	2009	% change
Earnings
Net interest income	$8,365	$7,522	11.2%
Provision for loan losses	12,100	3,770	221.0%
Other income	1,654	1,485	11.4%
Other expense	7,262	9,462	-23.3%
Net loss	(9,343)	(4,225)	121.1%

Performance Summary
Net interest income
Net interest income for the first quarter increased to $8.4 million from $8.2 million for the fourth quarter. The continuing increase and the increase from the first quarter of 2009 reflect the Company’s focus on risk based pricing for the loan portfolio in combination with the continuing decline in deposit costs as certificates of deposit from higher rate periods continue to mature and be replaced at lower rates. Loan yields for the quarter ended March 31, 2010 were 5.52% compared to 6.08% from the 2009 period — a decline of 56 basis points. The decline in deposits costs for the same period was 96 basis points, resulting in the 11.2% increase in net interest income from the 2009 period.
Provision for loan losses
The $12.1 million provision for losses in the first quarter of 2010 follows the $15.9 million provision for the fourth quarter of 2009 and is discussed in the Executive Overview and is outlined in more detail in Provision for Loan Losses, Allowance for Loan Losses and Discussion of Asset Quality. The provision for loan losses was $3.8 million in the first quarter of 2009.
Other noninterest income
Other noninterest income primarily includes fees on deposit accounts which have been very consistent at $1.3 million in the first quarter compared to $1.2 million in the 2009 period. The significant item of change between the periods is the $1.0 million in other-than-temporary impairment charge for investments in 2009, which related to investments by the Corporation in Trust Preferred Securities of major banking companies. All of the related investments were sold in 2009. Other income decreased by $624 thousand for the three months ended March 31, 2010 because mortgage related income is included in the 2009 period. No other component of other income, such as checkcard income, safe deposit rentals or increase in bank owned life insurance values, is significant for any period.
Noninterest expense
Noninterest expenses of $7.3 million are lower compared to the fourth quarter of $13.2 million, primarily because of the $5.0 million OREO writedowns in the fourth quarter. The personnel costs of $2.6 million are $3.2 million lower versus the same period for 2009 because of continued staff reduction; the inclusion of the SERP retirement costs in the early periods of 2009 ($321 thousand); and the mortgage company personnel costs reflected in the 2009 period ($1.7 million). All other costs are marginally lower than the 2009 amounts and reflect management’s focus on expense control.
Income taxes
The Company is not able to recognize any income tax benefit for the current losses. The prior period and current operating losses have eliminated the ability to assert any current or future tax benefits.

Changes in Financial Condition
March 31, 2010 Compared With December 31, 2009
The following table reflects the changes in our assets and liabilities as of March 31, 2010 compared with December 31, 2009.

	March 31,	December 31,
(In thousands)	2010	2009	$ Change	% Change
Total assets	$1,036,461	$1,060,084	$(23,623)	-2.2%
Earning assets	967,243	967,703	(460)	0.0%
Cash and cash equivalents	53,170	73,374	(20,204)	-27.5%
Investment securities	250,442	190,921	59,521	31.2%
Gross loans	715,432	775,019	(59,587)	-7.7%
Investment in bank owned life insurance	4,141	4,106	35	0.9%
Other assets	24,189	25,028	(839)	-3.4%

Total liabilities	$996,712	$1,012,998	$(16,286)	-1.6%
Deposits	950,804	966,605	(15,801)	-1.6%
Non-interest-bearing demand deposits	104,325	109,673	(5,348)	-4.9%
Interest-bearing demand deposits	286,998	301,578	(14,580)	-4.8%
NOW accounts	127,644	145,833	(18,189)	-12.5%
Money market accounts	159,354	155,745	3,609	2.3%
Savings deposits	19,723	18,794	929	4.9%
Time deposits	539,758	536,560	3,198	0.6%
Overnight and short-term borrowings	25,000	20,000	5,000	25.0%
Long-term borrowings	15,000	20,000	(5,000)	-25.0%
Other liabilities	4,367	4,692	(325)	-6.9%
The changes in the Company’s balance sheet for the quarter ended March 31, 2010 are reflective of the continued deleveraging of the Bank and changing the risk based asset mix.
The loan portfolio contracted $59.6 million in the quarter due to continued aggressive problem loan resolution; the pay off of three large relationships whose borrower requirements exceeded the Bank’s current risk tolerance; and the significantly declining demand of quality loan opportunities. The loan to deposit ratio at March 31, 2010 was 75.2% compared to 80.2% at December 31, 2009.
The proceeds from the loan portfolio reduction and the funds available from a successful deposit campaign in the fourth quarter were deployed as investment security purchases ($59.5 million). As set forth in the financial statement footnotes, the securities portfolio is predominately government backed mortgage securities or government agency single maturity bonds.
The Bank’s deposits decreased $15.8 million in the first quarter. While the offered deposit rates are competitive in the market, the aggressive marketing and rate posture of the preceding quarter was moderated. The Bank has been notified that the state of North Carolina is a high cost deposit market, and that allows the Bank to borrow in relation to the local market offered rates as compared to more restrictive national market rate caps. The issue has no effect currently, however, it could allow the Bank more flexibility in pricing deposits in the future.

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
The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other Banks, and unencumbered investment securities. These funds, together with loan repayments, are used to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $216.0 million, or 22.7% of total deposits at March 31, 2010.
As of March 31, 2010, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $700.2 million, or 73.6% of our total deposits, compared to $719.0 million, or 74.4%, of our total deposits as of December 31, 2009.
Certificates of deposit of $100 thousand or more represented 26.4% and 25.6%, respectively, of the Bank’s total deposits at March 31, 2010 and December 31, 2009. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $6.4 million and $8.2 million at March 31, 2010 and December 31, 2009, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
The Company utilizes an independent asset/liability modeling tool as its primary interest rate management guide. The periodic analysis considers the current contractual agreements for deposits, borrowings, loans, investments and any commitments to enter these transactions. Additionally current and projected volumes, scheduled payments and maturities and likely management pricing strategies in various rate scenarios are considered. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.
The objective of the Bank’s asset/liability management process is focused on providing relative stability and reduction of volatility for the Bank’s net interest income through various scenarios of changes in interest rates. The process attempts to balance the need for stability and predictability of net interest income against competing needs such as balance sheet mix constraints, overall earnings targets and the risk/return relationships between liquidity, interest rate risk, market risk and capital adequacy. The Bank maintains an asset/liability management policy approved by the Bank’s Board of Directors. This policy and the analysis process undertaken by management and the Board’s Asset/Liability Management Committee (“ALCO”) provides guidelines to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a range around an “earnings neutral position”, which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

The management of interest rate risk and the overall asset/liability position is integrated with the liquidity management process. Currently less than 10% of the Bank’s loans are directly related to market interest rates. The remaining loans are fixed rate or relate to the Bank’s independent index, which relates more directly to the Bank’s operating footprint.
In the current environment, the Bank is generally investing available funds in securities, primarily securities issued by U.S. governmental agencies, to manage liquidity and to limit any credit risk and risk based asset allocation.
The gap analysis that we conducted for the current balance sheet indicates the Company is liability sensitive. However, the flexibility provided by the small percentage of loans tied to market rates versus the Bank’s index and the general flexibility in deposit pricing results in management’s most likely pricing action producing increased net interest income in moderately increasing or decreasing interest rate scenarios. (Which is more indicative of an asset sensitive balance sheet.) Under a moderate rising rate environment the Company’s interest rate risk is moderate and net interest income would be expected to increase 10%.
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
We believe that our allowance is an adequate estimation of probable losses incurred in our loan portfolio at March 31, 2010. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns of other real estate owned.
The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the first quarters of 2010 and 2009, respectively.

	Three Months
	Ended March 31,
(In thousands)	2010	2009
Allowance for loan losses, beginning of period	$27,837	$24,806

Net charge-offs:
Loans charged off:
Real estate, commercial, financial and agricultural	10,068	2,819
Consumer loans	42	86

Total charge-offs	10,110	2,905

Recoveries of loans previously charged off:
Real estate, commercial, financial and agricultural	490	766
Consumer loans	29	48

Total recoveries	519	814

Net charge-offs	9,591	2,091

Loss provisions charged to operations	12,100	3,770

Allowance for loan losses, end of period	$30,346	$26,485

Ratio of annualized net charge-offs during the period to average loans during the period	5.18%	0.90%
Allowance coverage of annualized net charge-offs	78.02%	312.32%
Allowance as a percentage of loans	4.24%	2.90%

Nonperforming assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Nonperforming assets:
Nonaccrual loans	$46,430	$40,736
Restructured loans — nonaccrual	10,825	12,404

Total nonperforming loans	57,255	53,140
Other real estate owned	13,755	13,235

Total nonperforming assets	$71,010	$66,375

Restructured loans — accruing	$9,046	$13,284
Loans past due 90 days or more and still accruing interest	4,215	1,195

Nonperforming loans to total loans	8.00%	6.86%
Allowance coverage of nonperforming loans	53.00%	52.38%
Nonperforming assets to total assets	6.85%	6.26%
If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2010 and 2009 that would have been recorded was approximately $825 thousand and $535 thousand, respectively.
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $57.3 million in nonperforming loans at March 31, 2010, approximately $11.5 million are single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default.
All of our investment in impaired loans, $51.5 million at March 31, 2010 is included in nonaccruing loans in the table above, and the related loan loss allowance was $9.0 million. At December 31, 2009, our investment in impaired loans was $38.9 million, and the related loan loss allowance was $7.7 million. The average recorded balance of impaired loans was $41.2 million for the first three months of 2010 and $38.3 million for the first three months of 2009.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $157.5 million at March 31, 2010. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.

Changes in other real estate owned for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months
	Ended March 31,
(In thousands)	2010	2009
Balance at beginning of period	$13,235	$6,805
Additions	2,252	11,037
Proceeds from sale	(908)	(223)
Write-downs and net gain (loss) on sale	(824)	(53)

Balance at end of period	$13,755	$17,566

Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included in Note 4 under “Notes to Condensed Consolidated Financial Statements.”
Contractual Obligations
As of March 31, 2010, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See also Note 4 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchase transactions for the three months ended March 31, 2010.

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

The information required by this item is set forth under Item 1 of Part I, Note 3.

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

Bank of Granite Corporation (Registrant)
Date: May 13, 2010	By:	/s/ Jerry A. Felts
Jerry A. Felts
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 3.