Form 10-Q
period 2010-06-30
BANK OF GRANITE CORP
filed 2010-08-06
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Common stock, $1.00 par value
15,454,641 shares outstanding as of July 31, 2010

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
(In thousands except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$69,844	$71,611
Interest-bearing deposits	6,139	1,763

Total cash and cash equivalents	75,983	73,374

Investment securities:
Available for sale, at fair value	243,879	190,921

Loans	652,895	775,019
Allowance for loan losses	(29,620)	(27,837)

Net loans	623,275	747,182

Premises and equipment, net	14,811	15,556
Accrued interest receivable	3,767	3,917
Investment in bank owned life insurance	4,193	4,106
Other assets	21,994	25,028

Total assets	$987,902	$1,060,084

Liabilities and stockholders’ equity:
Deposits:
Interest-bearing	$804,944	$856,932
Noninterest-bearing	103,700	109,673

Total deposits	908,644	966,605
Overnight and short-term borrowings	27,000	20,000
Long-term borrowings	12,000	20,000
Accrued interest payable	1,452	1,701
Other liabilities	4,316	4,692

Total liabilities	953,412	1,012,998

Stockholders’ equity:
Common stock, $1.00 par value per share Authorized - 25,000 shares Issued - 18,981 shares in 2010 and 2009 Outstanding - 15,454 shares in 2010 and 2009	18,981	18,981
Capital surplus	30,195	30,195
Retained earnings	35,447	52,308
Accumulated other comprehensive income (loss), net of deferred income taxes	1,719	(2,546)
Less: Cost of common stock in treasury; 3,527 shares in 2010 and 2009	(51,852)	(51,852)

Total stockholders’ equity	34,490	47,086

Total liabilities and stockholders’ equity	$987,902	$1,060,084

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income (Loss)
(Unaudited — in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees from loans	$9,285	$12,160	$19,488	$25,287
Federal funds sold	—	2	—	8
Interest-bearing deposits	23	6	62	23
Investments:
U.S. Treasury	—	16	—	17
U.S. Government agencies	2,105	31	4,131	429
States and political subdivisions	—	65	—	364
Other	22	807	45	952

Total interest income	11,435	13,087	23,726	27,080

Interest expense:
Time deposits of $100 or more	1,322	1,774	2,718	3,652
Other time and savings deposits	1,906	3,458	4,188	7,542
Overnight and short-term borrowings	148	137	275	451
Long-term borrowings	80	213	201	408

Total interest expense	3,456	5,582	7,382	12,053

Net interest income	7,979	7,505	16,344	15,027
Provision for loan losses	8,503	4,333	20,603	8,103

Net interest income (loss) after provision for loan losses	(524)	3,172	(4,259)	6,924

Other income:
Service charges on deposit accounts	1,289	1,360	2,545	2,592
Other service fees and commissions	88	162	172	232
Securities gains	229	1,036	235	1,019
Other-than-temporary impairment losses	—	—	—	(996)
Other	319	744	627	1,940

Total other income	1,925	3,302	3,579	4,787

Other expenses:
Salaries and wages	2,185	3,433	4,400	8,221
Employee benefits	407	887	798	1,867
Equipment and occupancy expense, net	883	1,111	1,850	2,267
FDIC assessments	1,617	1,908	2,362	2,379
Other real estate owned	2,543	1,128	3,671	1,326
Other	2,074	2,528	3,890	4,397

Total other expenses	9,709	10,995	16,971	20,457

Loss before income tax benefit	(8,308)	(4,521)	(17,651)	(8,746)
Income tax benefit	(790)	—	(790)	—

Net loss	$(7,518)	$(4,521)	$(16,861)	$(8,746)

Per share amounts:
Net loss — basic and diluted	$(0.49)	$(0.29)	$(1.09)	$(0.57)
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited — in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net loss	$(7,518)	$(4,521)	$(16,861)	$(8,746)

Items of other comprehensive loss:
Items of other comprehensive income (loss), before tax:
Change in unrealized gains (losses) on securities available for sale	3,565	(1,494)	7,012	(735)
Reclassification adjustment for available for sale securities gains (losses) included in net income	229	554	235	(459)
Prior service cost and net actuarial loss — SERP	—	41	—	83

Other comprehensive income (loss), before tax	3,794	(899)	7,247	(1,111)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(1,535)	371	(2,982)	474
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	—	(16)	—	(42)

Items of other comprehensive income (loss), net of tax	2,259	(544)	4,265	(679)

Comprehensive loss	$(5,259)	$(5,065)	$(12,596)	$(9,425)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited — in thousands except per share data)

	Six Months
	Ended June 30,
	2010	2009
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,981

At end of period	18,981	18,981

Capital surplus
At beginning of period	30,195	30,190
Stock-based compensation expense	—	5

At end of period	30,195	30,195

Retained earnings
At beginning of period	52,308	77,928
Net loss	(16,861)	(8,746)

At end of period	35,447	69,182

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(2,546)	(1,077)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	4,265	(720)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	—	41

At end of period	1,719	(1,756)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$34,490	$64,750

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months
	Ended June 30,
	2010	2009
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net loss	$(16,861)	$(8,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	735	940
Provision for loan losses	20,603	8,103
Investment security premium amortization, net	896	319
Acquisition premium amortization, net	—	14
Deferred income taxes	(89)	—
Gains on sales or calls of securities available for sale	(235)	(537)
Gains on sales or calls of securities held to maturity	—	(482)
Impairment losses on securities	—	996
Originations of loans held for sale	—	(82,177)
Proceeds from loans held for sale	—	99,924
Gains on loans held for sale	—	(977)
Losses on writedowns or sale of other real estate	3,114	1,115
Losses on disposal of miscellaneous assets	10	7
Increase in cash surrender value of bank owned life insurance	(87)	(554)
Decrease in other assets	3,465	2,912
Decrease in taxes payable	(7)	—
Decrease in accrued interest receivable	150	326
Decrease in accrued interest payable	(249)	(243)
Decrease in other liabilities	(368)	(5,314)

Net cash provided by operating activities	11,077	15,626

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	38,253	32,480
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	—	24,103
Proceeds from sales of securities available for sale	70,822	58,488
Purchase of securities available for sale	(155,448)	(192,334)
Net decrease in loans	94,975	51,421
Capital expenditures, net of proceeds from sale of miscellaneous assets	—	14,173
Proceeds from sale of other real estate	1,891	4,397

Net cash provided by (used in) investing activities	50,493	(7,272)

Cash flows from financing activities:
Net decrease in demand, NOW, money market and savings deposits	(35,397)	(5,963)
Net decrease in time deposits	(22,564)	(11,255)
Net increase (decrease) in overnight and short-term borrowings	7,000	(24,157)
Net increase (decrease) in long-term borrowings	(8,000)	17,000

Net cash used in financing activities	(58,961)	(24,375)

Net increase (decrease) in cash equivalents	2,609	(16,021)
Cash and cash equivalents at beginning of period	73,374	48,983

Cash and cash equivalents at end of period	$75,983	$32,962

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of June 30, 2010, and the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2009 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended June 30, 2009 have been reclassified to conform to the presentation for the periods ended June 30, 2010.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2010 except as described in Note 5 below.
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
June 30, 2010
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
The FRB Memorandum requires the Company to obtain FRB approval before paying dividends, taking dividends from its Bank, incurring debt or purchasing/redeeming Company stock. The FRB Memorandum requires the submission of a capital plan to maintain adequate capital on a consolidated basis and at the Bank. The Company must furnish periodic progress reports to the FRB regarding its compliance with the FRB Memorandum. The FRB Memorandum will remain in effect until modified or terminated by the FRB.
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
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009 and to date in 2010. The operating loss in the six months and quarter ended June 30, 2010 and the continuing level of problem loans have further eroded capital levels from December 31, 2009. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and the continued erosion of capital in the six months ended June 30, 2010 may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(Unaudited)
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized”, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of June 30, 2010:

			Minimum Regulatory
			Requirement
	Actual		Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order
Leverage capital ratios	3.25%	3.13%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	4.98%	4.79%	4.00%	6.00%	8.00%
Total capital	6.29%	6.11%	8.00%	10.00%	12.00%
3. EARNINGS PER SHARE
Earnings per share have been computed using 15,454,000 shares of common stock outstanding as there have been no changes during the periods reported. The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
4. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$88,397	$106,122
Standby letters of credit	1,897	2,967
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
June 30, 2010
(Unaudited)
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
In July 2010, the FASB issued an update to the accounting standards governing the disclosures associated with credit quality and the allowance for loan losses. This new guidance requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it will increase the amount of disclosures in the notes to the consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(Unaudited)
6. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the second quarter of 2010 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs, for the U.S. Government agencies and mortgage-backed securities. The equity securities were Level 1 measurements from quoted prices in active markets. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following tables reflect investment securities available for sale measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
U.S. Government agencies	$38,147	$—	$38,147	$—
Government agency and other mortgage-backed securities	204,511	—	204,511	—
Equities	1,221	1,221	—	—

Total investment securities available for sale	$243,879	$1,221	$242,658	$—

December 31, 2009
U.S. Government agencies	$42,051	$—	$42,051	$—
Government agency and other mortgage-backed securities	147,831	—	147,831	—
Equities	1,039	1,039	—	—

Total investment securities available for sale	$190,921	$1,039	$189,882	$—

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. Government agency debt obligations and agency mortgage-backed securities, and equity securities traded in active markets, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2. No securities were transferred between Level 1 and Level 2 during the first two quarters of 2010.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(Unaudited)
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
Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below. At June 30, 2010, all impaired loan values were determined to be based on Level 3 measurements.
Other Real Estate Owned
Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of transfer. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. Writedowns are charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in writedowns and charges to earnings. At June 30, 2010, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Impaired loans (1)	$43,375	$—	$—	$43,375
Other real estate owned	16,559	—	—	16,559

Total assets	$59,934	$—	$—	$59,934

December 31, 2009
Impaired loans (1)	$26,788	$—	$—	$26,788
Other real estate owned	13,235	—	—	13,235

Total assets	$40,023	$—	$—	$40,023

(1)	Net of reserves and loans carried at cost.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(Unaudited)
7. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2010 and December 31, 2009 were as follows:

(In thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At June 30, 2010:

U.S. Government agencies due:
Within 1 year	$1,519	$5	$—	$1,524
After 5 years but within 10 years	29,210	424	—	29,634
After 10 years	6,900	89	—	6,989

Total U.S. Government agencies	37,629	518	—	38,147

Government agency and other mortgage-backed securities due:
After 10 years	202,495	3,219	1,203	204,511

Others*:
Common stocks and mutual funds	890	331	—	1,221

Total available for sale	$241,014	$4,068	$1,203	$243,879

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the six months ended June 30, 2010 resulted in proceeds of $94.8 million, $340 thousand in realized gains and $105 thousand in realized losses.
As of June 30, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $2.9 million, net of deferred income taxes of $1.2 million, related to securities available for sale.
Sales and calls of securities available for sale for the six months ended June 30, 2009 resulted in proceeds of $32.5 million, $537 thousand in net realized gains and no realized losses. The amortized cost of certain equity securities were written down by $582 thousand in the first six months of 2009, and certain debt securities were written down $414 thousand in the first six months of 2009, for credit related declines in value deemed to be other-than-temporary, resulting in a charge to earnings. Sales and calls of securities held to maturity resulted in proceeds of $24.1 million for the six months ended June 30, 2009, $482 thousand in net realized gains and no realized losses.
As of June 30, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $459 thousand, net of deferred income tax benefit of $181 thousand, related to securities available for sale.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(unaudited)

(In thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2009:

U. S. Government agencies due:
Within 1 year	$1,539	$9	$—	$1,548
After 1 year but within 5 years	38,172	—	1,434	36,738
After 5 years but within 10 years	4,000	—	235	3,765

Total U.S. Government agencies	43,711	9	1,669	42,051

Government agency and other mortgage-backed securities due:
After 10 years	150,738	192	3,099	147,831

Others*:
Common stocks and mutual funds	853	186	—	1,039

Total available for sale	$195,302	$387	$4,768	$190,921

*	Others include investments in common stocks, preferred stocks and mutual funds.
Securities with unrealized losses at June 30, 2010 and December 31, 2009 not recognized in income were as follows:

	June 30, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss
Less than 12 months:
U.S. Government agencies	$—	$—	$40,503	$1,669
Government agency and other mortgage-backed securities	38,311	1,196	124,311	3,099

12 months or more:
Government agency and other mortgage-backed securities	846	7	—	—

Total temporarily impaired	$39,157	$1,203	$164,814	$4,768

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
June 30, 2010
(Unaudited)
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$75,983	$75,983	$73,374	$73,374
Investment securities	243,879	243,879	190,921	190,921
Bank owned life insurance	4,193	4,193	4,106	4,106

Loans (1)	623,275	624,000	747,182	752,000
Market risk/liquidity adjustment	—	(35,000)	—	(40,000)
Net loans	623,275	589,000	747,182	712,000

Liabilities:
Demand deposits	394,648	394,648	430,045	430,045
Time deposits	513,996	516,000	536,560	539,000
Overnight and short-term borrowings	27,000	27,000	20,000	20,000
Long-term borrowings	12,000	12,500	20,000	21,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2010
(Unaudited)
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2010 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at June 30, 2010 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 2% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of June 30, 2010. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.
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
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three and six-month periods ended June 30, 2010. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. The “Regulatory Matters and Going Concern Considerations” in Note 2 of the Notes to Condensed Consolidated Financial Statements addresses the significant risks and uncertainties for the Company.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Executive Overview
The loss for the six months ended June 30, 2010 of $16.9 million compared to $8.7 million in the first half of 2009 is primarily indicative of the depth of the economic depression which is affecting all businesses and the values of all classes of assets in the Bank’s markets. The $12.5 million increase in the loan loss provision compared to 2009 is the resultant impact.
While the 2010 second quarter loss of $7.5 million is less than the first quarter 2010 of $9.3 million, both exceed the comparative periods of 2009 by large margins. The second quarter loan loss provision was lower by $3.6 million as credit related issues in the loan portfolio moderated.
The interest rates for the 2009 period exceeded current rates. However, sufficient time has passed to allow the management of the net interest margin, and the margin has been stable for the last four quarters. The non-interest expense, which includes losses on other real estate, fluctuates primarily because of periodic writedowns of the other real estate properties.
The balance sheet management continues to provide very high levels of liquidity. While loans and to a lesser degree deposits are decreasing, this is consistent with the goal to provide a high level of liquidity in the operation and to the extent necessary, down size the balance sheet as part of capital management.
The following sections of this discussion provide more detail regarding current and prior year matters. Additionally, Note 2, “Regulatory Matters and Going Concern Consideration,” in the “Notes to Consolidated Financial Statements” discusses the regulatory and capital levels in significantly more detail.
Results of Operations
For the Three Months and Six Months Ended June 30, 2010
Compared With the Same Periods in 2009

Financial Highlights for	Three Months
the Quarterly Periods	Ended June 30,
(In thousands except per share amounts)	2010	2009	% change
Earnings
Net interest income	$7,979	$7,505	6.3%
Provision for loan losses	8,503	4,333	96.2%
Other income	1,925	3,302	-41.7%
Other expense	9,709	10,995	-11.7%
Net loss	(7,518)	(4,521)	66.3%

Financial Highlights for	Six Months
the Year-to-Date Periods	Ended June 30,
(In thousands except per share amounts)	2010	2009	% change
Earnings
Net interest income	$16,344	$15,027	8.8%
Provision for loan losses	20,603	8,103	154.3%
Other income	3,579	4,787	-25.2%
Other expense	16,971	20,457	-17.0%
Net loss	(16,861)	(8,746)	92.8%
Per share
Net loss
- Basic	$(1.09)	$(0.57)	91.2%
- Diluted	(1.09)	(0.57)	91.2%

Average for period
Assets	$1,031,664	$1,153,163	-10.5%
Loans	717,297	919,225	-22.0%
Deposits	941,864	997,642	-5.6%
Stockholders’ equity	43,503	72,266	-39.8%
Performance Summary
Net interest income
Net interest income of $8.0 million for the second quarter of 2010 was down 4.6% from the first quarter of 2010 and is reflective of the contracting loan portfolio (down $122.0 million or 15.8% since December 2009) and lower yields available on investment securities.
The second quarter 2010 net interest margin of 3.45% was level with the first quarter of 2010.
The net interest income for the first six-month periods of $16.3 million for 2010 versus $15.0 million for 2009 reflects the net interest margin improvement of 3.46% for 2010 versus 2.84% for 2009 as the Bank focused on risk based loan pricing while cost of funds rates were declining because of the Federal Reserve reductions of interest rates in late 2008.
Provision for loan losses
The provisions for loan losses of $8.5 million for the second quarter was down $3.6 million from the first quarter of 2010 as the continued resolution of problem assets reduced the size of the loan portfolio and required lower levels of provisions to maintain the allowance for losses at reasonable levels.
The provision for loan losses for the first six-month period of 2010 of $20.6 million versus $8.1 million for the same period of 2009 is reflective of the escalating severity of the effect of the economic depression on asset values underlying the loan portfolio.
See additional discussion in the Executive Overview and Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality.
Other noninterest income
Noninterest income in the second quarter of 2010 was essentially level on a linked quarter basis and decreased from $3.3 million in 2009 to $1.9 million in 2010. The significant changes for the comparative three-month periods are; the 2010 quarter includes $229 thousand securities gains compared to $1.0 million gains in 2009, and the 2009 quarter included $226 thousand mortgage banking income.

The deposit service charges remained consistent for the comparative six-month periods — $2.5 million for 2010 versus $2.6 million for 2009.
The change in the total noninterest income for the six-month periods ($3.6 million in 2010 versus $4.8 million in 2009) reflects the inclusion of $0.9 million mortgage banking income and $0.5 million income on Bank owned life insurance in 2009, neither of which are included in 2010.
Noninterest expense
Noninterest expense was down in the second quarter of 2010 by $1.3 million compared to 2009, primarily because of the $1.7 million decrease in salaries and benefits, which is consistent with the six-month change discussed below. All other expense categories remained controlled. The six-month comparison in which 2010 noninterest expense was less than 2009 reflects the significant decrease in salaries and benefits — $2.6 million for the Bank, or a 33.7% decrease related to continued staff reductions, and the $2.2 million amount for the mortgage company in 2009. The mortgage company operations were essentially closed in the second half of 2009. The offset was the $2.4 million increase in other real estate writedowns reflected in the other expense category.
Income taxes
The income tax benefit of $0.8 million in the second quarter of 2010 was recorded after the 2009 income tax returns were filed and settled, when we determined the deferred tax valuation reserve exceeded the recorded deferred tax assets by $0.8 million.
Changes in Financial Condition
June 30, 2010 Compared With December 31, 2009
The following table reflects the changes in our assets and liabilities as of June 30, 2010 compared with December 31, 2009.

	June 30,	December 31,
(In thousands)	2010	2009	$ Change	% Change
Total assets	$987,902	$1,060,084	$(72,182)	-6.8%
Earning assets	902,913	967,703	(64,790)	-6.7%
Cash and cash equivalents	75,983	73,374	2,609	3.6%
Investment securities	243,879	190,921	52,958	27.7%
Gross loans	652,895	775,019	(122,124)	-15.8%
Investment in bank owned life insurance	4,193	4,106	87	2.1%
Other assets	21,994	25,028	(3,034)	-12.1%

Total liabilities	$953,412	$1,012,998	$(59,586)	-5.9%
Deposits	908,644	966,605	(57,961)	-6.0%
Non-interest-bearing demand deposits	103,700	109,673	(5,973)	-5.4%
Interest-bearing demand deposits	271,117	301,578	(30,461)	-10.1%
NOW accounts	121,486	145,833	(24,347)	-16.7%
Money market accounts	149,631	155,745	(6,114)	-3.9%
Savings deposits	19,831	18,794	1,037	5.5%
Time deposits	513,996	536,560	(22,564)	-4.2%
Overnight and short-term borrowings	27,000	20,000	7,000	35.0%
Long-term borrowings	12,000	20,000	(8,000)	-40.0%
Other liabilities	4,316	4,692	(376)	-8.0%

The changes in the Company’s balance sheet for the six months ended June 30, 2010 are reflective of the continued deleveraging of the Bank and changing the risk based asset mix.
The loan portfolio contracted $122.1 million during first the six months of 2010 due to continued aggressive problem loan resolution; the pay off of large relationships whose borrower requirements exceeded the Bank’s current risk tolerance; and the significantly declining market of quality loan opportunities. The loan to deposit ratio at June 30, 2010 was 71.9% compared to 80.2% at December 31, 2009.
The proceeds from the loan portfolio reduction have been deployed as investment security purchases ($53.0 million). As set forth in the financial statement footnotes, the securities portfolio is predominately government backed mortgage securities or government agency single maturity bonds.
The Bank’s deposits decreased $58.0 million during the first six months of 2010. While the offered deposit rates are competitive in the market, the marketing and rate posture of those six months has been neutral to the local market. The Bank has been notified that the state of North Carolina is a high cost deposit market, and that allows the Bank to price deposit products in relation to the local market offered rates as compared to more restrictive national market rate caps. The issue has no effect currently, however, it could allow the Bank more flexibility in pricing deposits in the future.
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
The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other Banks, and unencumbered investment securities. These funds, together with loan repayments, are used to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $227.5 million, or 25.0% of total deposits at June 30, 2010 and has exceeded the 20% target throughout the second quarter.
As of June 30, 2010, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $666.3 million, or 73.3% of our total deposits, compared to $719.0 million, or 74.4%, of our total deposits as of December 31, 2009.
Certificates of deposit of $100 thousand or more represented 26.7% and 25.6%, respectively, of the Bank’s total deposits at June 30, 2010 and December 31, 2009. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $4.7 million and $8.2 million at June 30, 2010 and December 31, 2009, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity, if the Bank elects to competitively price these deposits.

The Company utilizes an independent asset/liability modeling tool as a primary interest rate management guide. The periodic analysis considers the current contractual agreements for deposits, borrowings, loans, investments and any commitments to enter these transactions. Additionally current and projected volumes, scheduled payments and maturities and likely management pricing strategies in various rate scenarios are considered. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.
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
The gap analysis that we conducted for the current balance sheet indicates the Company is liability sensitive. However, the flexibility provided by the small percentage of loans tied to market rates versus the Bank’s index and the general flexibility in deposit pricing results in management’s most likely pricing action producing increased net interest income in moderately increasing or decreasing interest rate scenarios. (This is more indicative of an asset sensitive balance sheet.) Under a moderate rising rate environment the Company’s interest rate risk is moderate and net interest income would be expected to increase 10%.
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
Management is continuing to closely monitor the value of real estate serving as collateral for our loans, particularly lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Additionally, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.
We believe that our allowance is an adequate estimation of probable losses incurred in our loan portfolio at June 30, 2010. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns of other real estate owned.

The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the second quarters and year-to-date periods of 2010 and 2009, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$30,346	$26,485	$27,837	$24,806

Net charge-offs:
Loans charged off:
Real estate, commercial, financial and agricultural	10,188	9,612	20,255	12,431
Consumer loans	70	61	113	147

Total charge-offs	10,258	9,673	20,368	12,578

Recoveries of loans previously charged off:
Real estate, commercial, financial and agricultural	1,007	1,616	1,497	2,381
Consumer loans	22	26	51	75

Total recoveries	1,029	1,642	1,548	2,456

Net charge-offs	9,229	8,031	18,820	10,122

Loss provisions charged to operations	8,503	4,333	20,603	8,103

Allowance for loan losses, end of period	$29,620	$22,787	$29,620	$22,787

Ratio of annualized net charge-offs during the period to average loans during the period	5.41%	3.58%	5.29%	2.22%
Allowance coverage of annualized net charge-offs	80.02%	70.74%	78.05%	111.64%
Allowance as a percentage of loans			4.54%	2.61%
Nonperforming assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Nonperforming assets:
Nonaccrual loans	$52,227	$40,736
Restructured loans — nonaccrual	10,415	12,404

Total nonperforming loans	62,642	53,140
Other real estate owned	16,559	13,235

Total nonperforming assets	$79,201	$66,375

Restructured loans — accruing	$6,430	$13,284
Loans past due 90 days or more and still accruing interest	1,043	1,195

Nonperforming loans to total loans	9.59%	6.86%
Allowance coverage of nonperforming loans	47.28%	52.38%
Nonperforming assets to total assets	8.02%	6.26%
If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2010 and 2009 that would have been recorded was approximately $899 thousand and $500 thousand, respectively. For the comparable year-to-date periods, interest income of approximately $1.7 million in 2010 and $838 thousand in 2009 would have been recognized in accordance with the original terms of the nonaccrual loans.
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the

Bank’s $62.6 million in nonperforming loans at June 30, 2010, approximately $25.0 million are for single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default.
All of our investment in impaired loans, $56.3 million at June 30, 2010 is included in nonaccruing loans in the table above, and the related loan loss allowance was $12.6 million. At December 31, 2009, our investment in impaired loans was $38.9 million, and the related loan loss allowance was $7.7 million. The average recorded balance of impaired loans was $44.1 million for the first six months of 2010 and $37.3 million for the first six months of 2009.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $70.0 million at June 30, 2010. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.
Changes in other real estate owned for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months
	Ended June 30,
(In thousands)	2010	2009
Balance at beginning of period	$13,235	$6,805
Additions	8,329	14,144
Proceeds from sale	(1,891)	(4,397)
Write-downs and net gain (loss) on sale	(3,114)	(1,115)

Balance at end of period	$16,559	$15,437

Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included in Note 4 under “Notes to Condensed Consolidated Financial Statements.”
Contractual Obligations
As of June 30, 2010, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See also Note 4 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Recent Legislation Impacting the Financial Services Industry
On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•	Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•	Require financial holding companies, such as our Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Grant the Federal Reserve the power to regulate debit card interchange fees;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•	Increase the authority of the Federal Reserve to examine our Company and our nonbank subsidiaries.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A — Risk Factors
For additional factors that could affect the matters discussed above, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our securities or share repurchase transactions for the three months ended June 30, 2010.
Item 5 — Other Information
In accordance with the oral agreement between the Bank and Jerry A. Felts, the Board of Directors acting on the recommendation of the Compensation Committee, approved a supplemental payment of $70 thousand to Mr. Felts on August 3, 2010. The payment is consistent with the understanding that periodic adjustments may be appropriate in respect of changing circumstances, including duties and responsibilities.
The current agreed upon maximum monthly compensation of $25 thousand per month and out-of-pocket business related expenses is not changed by this action.

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

Bank of Granite Corporation (Registrant)
Date: August 6, 2010	By:	/s/ Jerry A. Felts
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