Form 10-Q
period 2010-09-30
BANK OF GRANITE CORP
filed 2010-11-15
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Common stock, $1.00 par value
15,454,641 shares outstanding as of October 31, 2010

Index

Begins
on Page
Part I — Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Income (Loss) Three Months Ended September 30, 2010 and 2009 And Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Comprehensive Loss Three Months Ended September 30, 2010 and 2009 And Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II — Other Information

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
(In thousands except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$46,574	$71,611
Interest-bearing deposits	2,938	1,763

Total cash and cash equivalents	49,512	73,374

Investment securities:
Available for sale, at fair value	277,570	190,921

Loans	606,359	775,019
Allowance for loan losses	(29,952)	(27,837)

Net loans	576,407	747,182

Premises and equipment, net	14,466	15,556
Accrued interest receivable	3,553	3,917
Investment in bank owned life insurance	4,261	4,106
Other assets	21,321	25,028

Total assets	$947,090	$1,060,084

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$791,016	$856,932
Noninterest-bearing	98,152	109,673

Total deposits	889,168	966,605
Overnight and short-term borrowings	21,000	20,000
Long-term borrowings	3,000	20,000
Accrued interest payable	1,316	1,701
Other liabilities	4,398	4,692

Total liabilities	918,882	1,012,998

Stockholders’ equity:
Common stock, $1.00 par value per share Authorized - 25,000 shares Issued - 18,981 shares in 2010 and 2009 Outstanding - 15,454 shares in 2010 and 2009	18,981	18,981
Capital surplus	30,195	30,195
Retained earnings	31,137	52,308
Accumulated other comprehensive loss, net of deferred income taxes	(253)	(2,546)
Less: Cost of common stock in treasury; 3,527 shares in 2010 and 2009	(51,852)	(51,852)

Total stockholders’ equity	28,208	47,086

Total liabilities and stockholders’ equity	$947,090	$1,060,084

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income (Loss)
(Unaudited — in thousands except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees from loans	$8,566	$11,811	$28,054	$37,098
Federal funds sold	—	—	—	8
Interest-bearing deposits	39	18	101	41
Investments:
U.S. Treasury	—	1	—	18
U.S. Government agencies	2,172	1,247	6,303	2,378
States and political subdivisions	—	—	—	364
Other	9	59	54	309

Total interest income	10,786	13,136	34,512	40,216

Interest expense:
Time deposits of $100 or more	1,266	1,555	3,984	5,207
Other time and savings deposits	1,875	3,077	6,063	10,619
Overnight and short-term borrowings	171	129	446	580
Long-term borrowings	41	180	242	588

Total interest expense	3,353	4,941	10,735	16,994

Net interest income	7,433	8,195	23,777	23,222
Provision for loan losses	7,321	4,760	27,924	12,863

Net interest income (loss) after provision for loan losses	112	3,435	(4,147)	10,359

Other income:
Service charges on deposit accounts	1,162	1,439	3,707	4,031
Other service fees and commissions	60	119	232	351
Securities gains (losses)	1,747	(34)	1,982	985
Other-than-temporary impairment losses	—	—	—	(996)
Other	355	635	982	2,575

Total other income	3,324	2,159	6,903	6,946

Other expenses:
Salaries and wages	2,078	3,065	6,478	11,286
Employee benefits	421	798	1,219	2,665
Equipment and occupancy expense, net	855	1,055	2,705	3,322
FDIC assessments	1,156	500	3,518	2,879
Other real estate owned	1,377	1,770	5,048	3,095
Other	1,859	2,136	5,749	6,534

Total other expenses	7,746	9,324	24,717	29,781

Loss before income tax benefit	(4,310)	(3,730)	(21,961)	(12,476)
Income tax benefit	—	—	(790)	—

Net loss	$(4,310)	$(3,730)	$(21,171)	$(12,476)

Per share amounts:
Net loss — basic and diluted	$(0.28)	$(0.24)	$(1.37)	$(0.81)
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited — in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,310)	$(3,730)	$(21,171)	$(12,476)

Items of other comprehensive loss:
Items of other comprehensive income (loss), before tax:
Change in unrealized gains (losses) on securities available for sale	(5,032)	1,469	1,980	(185)
Reclassification adjustment for available for sale securities gains included in net income	1,747	34	1,982	493
Prior service cost and net actuarial loss — SERP	—	41	—	124

Other comprehensive income (loss), before tax	(3,285)	1,544	3,962	432
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	1,313	(593)	(1,669)	(119)
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	—	(16)	—	(58)

Items of other comprehensive income (loss), net of tax	(1,972)	935	2,293	255

Comprehensive loss	$(6,282)	$(2,795)	$(18,878)	$(12,221)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited — in thousands except per share data)

	Nine Months
	Ended September 30,
	2010	2009
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,981

At end of period	18,981	18,981

Capital surplus
At beginning of period	30,195	30,190
Stock-based compensation expense	—	5

At end of period	30,195	30,195

Retained earnings
At beginning of period	52,308	77,928
Net loss	(21,171)	(12,476)

At end of period	31,137	65,452

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(2,546)	(1,077)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	2,293	189
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	—	66

At end of period	(253)	(822)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$28,208	$61,954

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months
	Ended September 30,
	2010	2009
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net loss	$(21,171)	$(12,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,080	1,357
Provision for loan losses	27,924	12,863
Investment security premium amortization, net	944	788
Acquisition premium amortization, net	—	19
Deferred income taxes	(89)	(78)
Gains on sales or calls of securities available for sale	(1,982)	(503)
Gains on sales or calls of securities held to maturity	—	(482)
Impairment losses on securities	—	996
Originations of loans held for sale	—	(82,177)
Proceeds from loans held for sale	—	99,924
Gains on loans held for sale	—	(977)
Losses on writedowns or sale of other real estate	4,217	2,547
Losses on disposal of miscellaneous assets	10	7
Increase in cash surrender value of bank owned life insurance	(155)	(874)
Decrease in other assets	4,099	2,428
Decrease in accrued interest receivable	364	285
Decrease in accrued interest payable	(385)	(856)
Decrease in other liabilities	(294)	(5,646)

Net cash provided by operating activities	14,562	17,145

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	62,220	46,774
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	—	24,103
Proceeds from sales of securities available for sale	169,950	128,527
Purchase of securities available for sale	(313,820)	(217,905)
Net decrease in loans	130,689	87,092
Capital expenditures, net of proceeds from sale of miscellaneous assets	—	15,443
Proceeds from sale of other real estate	5,974	6,252

Net cash provided by investing activities	55,013	90,286

Cash flows from financing activities:
Net decrease in demand, NOW, money market and savings deposits	(46,836)	(60,949)
Net decrease in time deposits	(30,601)	(38,514)
Net increase (decrease) in overnight and short-term borrowings	1,000	(24,956)
Net increase (decrease) in long-term borrowings	(17,000)	5,999

Net cash used in financing activities	(93,437)	(118,420)

Net decrease in cash equivalents	(23,862)	(10,989)
Cash and cash equivalents at beginning of period	73,374	48,983

Cash and cash equivalents at end of period	$49,512	$37,994

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2009 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended September 30, 2009 have been reclassified to conform to the presentation for the periods ended September 30, 2010.
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
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the nine months ended September 30, 2010 except as described in Note 5 below.
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
On November 11, 2009, the Company entered into a Memorandum of Understanding (“FRB Memorandum”) with the Federal Reserve Bank of Richmond (“FRB”).
The Order is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
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
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; reducing salaries and certain other noninterest expenses; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009 and to date in 2010. The operating loss in the nine months and quarter ended September 30, 2010 and the continuing level of problem loans have further eroded capital levels from December 31, 2009. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and the continued erosion of capital in the nine months ended September 30, 2010 may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized”, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of September 30, 2010:

			Minimum Regulatory
			Requirement
	Actual		Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order

Leverage capital ratios	2.94%	2.80%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	4.53%	4.34%	4.00%	6.00%	8.00%
Total capital	5.82%	5.63%	8.00%	10.00%	12.00%
3. EARNINGS PER SHARE
Earnings per share have been computed using 15,454,000 shares of common stock outstanding as there have been no changes during the periods reported. The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
4. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$80,102	$106,122
Standby letters of credit	1,759	2,967
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
September 30, 2010
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)
In the third quarter of 2010, the SEC amended its rules and forms to reflect the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permanently exempts non-accelerated filers from the requirement of Section 404 (b) of the Sarbanes-Oxley Act to include in annual reports filed with the SEC the auditor’s attestation report on management’s assessment of internal control over financial reporting. This rule was effective September 21, 2010, and the Company’s 2010 annual reporting will be subject to the new ruling.
6. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the third quarter of 2010 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in noninterest income.
The following tables reflect investment securities available for sale measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
U.S. Government agencies	$55,652	$—	$55,652	$—
Government agency and other mortgage-backed securities	218,428	—	218,428	—
Corporate bonds	3,490	—	3,490	—

Total investment securities available for sale	$277,570	$—	$277,570	$—

December 31, 2009
U.S. Government agencies	$42,051	$—	$42,051	$—
Government agency and other mortgage-backed securities	147,831	—	147,831	—
Equities	1,039	1,039	—	—

Total investment securities available for sale	$190,921	$1,039	$189,882	$—

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)
The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, corporate bonds, and agency mortgage-backed securities, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2. No securities were transferred between Level 1 and Level 2 during the first three quarters of 2010.
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
Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below. At September 30, 2010, all impaired loan values were determined to be based on Level 3 measurements.
Other Real Estate Owned
Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of transfer. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. Writedowns are charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in writedowns and charges to earnings. At September 30, 2010, the fair value measurements for other real estate were determined to be Level 3 measurements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)
The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Impaired loans (1)	$49,222	$—	$—	$49,222
Other real estate owned	15,205	—	—	15,205

Total assets	$64,427	$—	$—	$64,427

December 31, 2009
Impaired loans (1)	$26,788	$—	$—	$26,788
Other real estate owned	13,235	—	—	13,235

Total assets	$40,023	$—	$—	$40,023

(1)	Net of reserves and loans carried at cost.
7. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2010 and December 31, 2009 were as follows:

(In thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At September 30, 2010:

U.S. Government agencies due:
Within 1 year	$1,508	$2	$—	$1,510
After 5 years but within 10 years	39,505	188	—	39,693
After 10 years	14,400	49	—	14,449

Total U.S. Government agencies	55,413	239	—	55,652

Government agency and other mortgage-backed securities due:
After 10 years	219,077	1,034	1,683	218,428

Corporate bonds due:
After 5 years but within 10 years	3,500	—	10	3,490

Total available for sale	$277,990	$1,273	$1,693	$277,570

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(unaudited)
Sales and calls of securities available for sale for the nine months ended September 30, 2010 resulted in proceeds of $210.1 million, $2.3 million in realized gains and $0.3 million in realized losses.
As of September 30, 2010, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $420 thousand, net of deferred income tax benefit of $167 thousand, related to securities available for sale.
Sales and calls of securities available for sale for the nine months ended September 30, 2009 resulted in proceeds of $160.4 million, $839 thousand in realized gains and $336 in realized losses. The amortized cost of certain equity securities were written down by $582 thousand in the first nine months of 2009, and certain debt securities were written down $414 thousand in the first nine months of 2009, for credit related declines in value deemed to be other-than-temporary, resulting in a charge to earnings. Sales and calls of securities held to maturity resulted in proceeds of $24.1 million for the nine months ended September 30, 2009, $501 thousand in realized gains and $19 thousand in realized losses.
As of September 30, 2009, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $1.0 million, net of deferred income taxes of $0.4 million, related to securities available for sale.

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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)
Securities with unrealized losses at September 30, 2010 and December 31, 2009 not recognized in income, all of which have been in a loss position less than 12 months were as follows:

	September 30, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss
Less than 12 months:
U.S. Government agencies	$—	$—	$40,503	$1,669
Government agency and other mortgage-backed securities	131,970	1,683	124,311	3,099
Corporate bonds	3,490	10	—	—

Total temporarily impaired	$135,460	$1,693	$164,814	$4,768

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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2010
(Unaudited)

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$49,512	$49,512	$73,374	$73,374
Investment securities	277,570	277,570	190,921	190,921
Bank owned life insurance	4,261	4,261	4,106	4,106

Loans (1)	576,407	581,500	747,182	752,000
Market risk/liquidity adjustment	—	(30,000)	—	(40,000)
Net loans	576,407	551,500	747,182	712,000

Liabilities:
Demand deposits	383,209	383,209	430,045	430,045
Time deposits	505,959	506,800	536,560	539,000
Overnight and short-term borrowings	21,000	21,000	20,000	20,000
Long-term borrowings	3,000	3,300	20,000	21,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2010 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at September 30, 2010 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 2% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of September 30, 2010. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.
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
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three and nine-month periods ended September 30, 2010. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. The “Regulatory Matters and Going Concern Considerations” in Note 2 of the Notes to Condensed Consolidated Financial Statements addresses the significant risks and uncertainties for the Company.
All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Executive Overview
The loss for the nine months ended September 30, 2010 of $21.2 million compared to $12.5 million for the same period of 2009 is primarily indicative of the depth of the economic depression which is affecting all businesses and the values of all classes of assets in the Bank’s markets. The $15.1 million increase in the loan loss provision compared to 2009 is the resultant impact.
While the 2010 third quarter loss of $4.3 million is less than the first two quarters of 2010, all three quarters exceed the comparative periods of 2009 by large margins. The third quarter loan loss provision was higher by $2.6 million as credit related issues in the loan portfolio accelerated.
Net interest income for the first nine months of 2010 is stable as compared to the same period for 2009. The third quarter results reflect erosion in the comparative net interest income amounts and the lower sequential net interest margin. The primary causes are the increasing nonaccrual component of the loan portfolio and the continuing decline in yields for investment securities. The non-interest expense, which includes losses on other real estate, fluctuates primarily because of periodic writedowns and losses on the sale of other real estate properties.

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
Results of Operations
For the Three Months and Nine Months Ended September 30, 2010
Compared With the Same Periods in 2009

Financial Highlights for	Three Months
the Quarterly Periods	Ended September 30,
(In thousands except per share amounts)	2010	2009	% change
Earnings
Net interest income	$7,433	$8,195	-9.3%
Provision for loan losses	7,321	4,760	53.8%
Other income	3,324	2,159	54.0%
Other expense	7,746	9,324	-16.9%
Net loss	(4,310)	(3,730)	15.5%

Financial Highlights for	Nine Months
the Year-to-Date Periods	Ended September 30,
(In thousands except per share amounts)	2010	2009	% change
Earnings
Net interest income	$23,777	$23,222	2.4%
Provision for loan losses	27,924	12,863	117.1%
Other income	6,903	6,946	-0.6%
Other expense	24,717	29,781	-17.0%
Net loss	(21,171)	(12,476)	69.7%
Per share
Net loss
- Basic	$(1.37)	$(0.81)	69.1%
- Diluted	(1.37)	(0.81)	69.1%

Average for period
Assets	$1,010,545	$1,127,850	-10.4%
Loans	688,728	894,524	-23.0%
Deposits	926,251	979,893	-5.5%
Stockholders’ equity	40,247	69,876	-42.4%
Performance Summary
Net interest income
Net interest income of $7.4 million for the third quarter of 2010 was down 6.8% from the second quarter of 2010 and is reflective of the contracting loan portfolio (down $168.7 million or 21.8% since December 2009).
The third quarter 2010 net interest margin of 3.37% was slightly lower than the first two quarters of 2010.

The net interest income for the first nine-month periods of $23.8 million for 2010 versus $23.2 million for 2009 reflects the net interest margin improvement of 3.43% for 2010 versus 2.98% for 2009 as the Bank focused on risk based loan pricing while cost of funds rates were declining because of the Federal Reserve reductions of interest rates in late 2008.
Provision for loan losses
The provision for loan losses of $7.3 million for the third quarter was down $1.2 million from the second quarter of 2010 as the continued resolution of problem assets reduced the size of the loan portfolio and required lower levels of provisions to maintain the allowance for losses at reasonable levels.
The provision for loan losses for the first nine-month period of 2010 of $27.9 million versus $12.9 million for the same period of 2009 is reflective of the escalating severity of the effect of the economic depression on asset values underlying the loan portfolio and increased nonperforming loans.
See additional discussion in the Executive Overview and Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality.
Other noninterest income
Noninterest income in the third quarter of 2010 was higher on a linked quarter basis and increased from $2.2 million in 2009 to $3.3 million in 2010. The significant change for the comparative three-month periods is the $1.7 million securities gains included in the 2010 quarter compared to a $34 thousand loss in 2009.
The deposit service charges were slightly lower for the comparative nine-month periods — $3.7 million for 2010 versus $4.0 million for 2009.
The total noninterest income for the nine-month periods remained consistent ($6.9 million for each period). Noninterest income reflects the inclusion of $0.9 million mortgage banking income in 2009, which was not included in 2010, and $874 thousand income on Bank owned life insurance in 2009, compared to $155 thousand in 2010. Securities gains increased $1.0 million from $985 thousand for the nine months ended September 30, 2009 to $2.0 million for the nine months ended September 30, 2010.
Noninterest expense
Noninterest expense was down in the third quarter of 2010 by $1.6 million compared to 2009, primarily because of the $1.4 million decrease in salaries and benefits, which is consistent with the nine-month change discussed below. All other expense categories remained controlled and consistent in comparative periods. The nine-month comparison in which 2010 noninterest expense was less than 2009 reflects the significant decrease in salaries and benefits — $3.7 million for the Bank, or a 32.0% decrease related to continued staff reductions, and $2.6 million for the mortgage company in 2009. The mortgage company operations were essentially closed in the second half of 2009. These amounts were offset by the $2.0 million increase in other real estate writedowns reflected in the other expense category.
Income taxes
The income tax benefit of $0.8 million in the first nine months of 2010 was recorded after the 2009 income tax returns were filed and settled, when we determined the deferred tax valuation reserve exceeded the recorded deferred tax assets by $0.8 million.

Changes in Financial Condition
September 30, 2010 Compared With December 31, 2009
The following table reflects the changes in our assets and liabilities as of September 30, 2010 compared with December 31, 2009.

	September 30,	December 31,
(In thousands)	2010	2009	$ Change	% Change
Total assets	$947,090	$1,060,084	$(112,994)	-10.7%
Earning assets	886,867	967,703	(80,836)	-8.4%
Cash and cash equivalents	49,512	73,374	(23,862)	-32.5%
Investment securities	277,570	190,921	86,649	45.4%
Gross loans	606,359	775,019	(168,660)	-21.8%
Investment in bank owned life insurance	4,261	4,106	155	3.8%
Other assets	21,321	25,028	(3,707)	-14.8%

Total liabilities	$918,882	$1,012,998	$(94,116)	-9.3%
Deposits	889,168	966,605	(77,437)	-8.0%
Non-interest-bearing demand deposits	98,152	109,673	(11,521)	-10.5%
Interest-bearing demand deposits	264,449	301,578	(37,129)	-12.3%
NOW accounts	111,973	145,833	(33,860)	-23.2%
Money market accounts	152,476	155,745	(3,269)	-2.1%
Savings deposits	20,608	18,794	1,814	9.7%
Time deposits	505,959	536,560	(30,601)	-5.7%
Overnight and short-term borrowings	21,000	20,000	1,000	5.0%
Long-term borrowings	3,000	20,000	(17,000)	-85.0%
Other liabilities	4,398	4,692	(294)	-6.3%
The changes in the Company’s balance sheet for the nine months ended September 30, 2010 reflect the continued deleveraging of the Bank and changing the risk based asset mix.
The loan portfolio contracted $168.7 million during first the nine months of 2010 due to continued aggressive problem loan resolution; the pay off of large relationships whose borrower requirements exceeded the Bank’s current risk tolerance; and the significantly declining market of quality loan opportunities. The loan to deposit ratio at September 30, 2010 was 68.2% compared to 80.2% at December 31, 2009.
The proceeds from the loan portfolio reduction have primarily been deployed as investment security purchases ($87.0 million). As set forth in the financial statement footnotes, the securities portfolio is predominately government backed mortgage securities or government agency single maturity bonds.
The Bank’s deposits decreased $77.4 million during the first nine months of 2010. While the offered deposit rates are competitive in the market, the marketing and rate posture for the nine months has been neutral to the local market. The Bank has been notified that the state of North Carolina is a high cost deposit market, and that allows the Bank to price deposit products in relation to the local market offered rates as compared to more restrictive national market rate caps. The issue has no effect currently; however, it could allow the Bank more flexibility in pricing deposits in the future.
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
The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other Banks, and unencumbered investment securities. These funds, together with loan repayments, are used to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $262.5 million, or 29.5% of total deposits at September 30, 2010 and has exceeded the 20% target throughout the third quarter.
As of September 30, 2010, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $648.5 million, or 72.9% of our total deposits, compared to $719.0 million, or 74.4%, of our total deposits as of December 31, 2009.
Certificates of deposit of $100 thousand or more represented 27.1% and 25.6%, respectively, of the Bank’s total deposits at September 30, 2010 and December 31, 2009. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $4.7 million and $8.2 million at September 30, 2010 and December 31, 2009, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity, if the Bank elects to competitively price these deposits.
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

The gap analysis that we conducted for the current balance sheet indicates the Company is liability sensitive. However, the flexibility provided by the small percentage of loans tied to market rates versus the Bank’s index and the general flexibility in deposit pricing results in management’s most likely pricing action producing increased net interest income in moderately increasing or decreasing interest rate scenarios. (This is more indicative of an asset sensitive balance sheet.) Under a moderate rising rate environment the Company’s interest rate risk is moderate and net interest income would be expected to increase modestly.
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
Management is continuing to closely monitor the value of real estate serving as collateral for our loans, particularly lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain of our borrowers. Also, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.
We believe that our allowance is an adequate estimation of probable losses incurred in our loan portfolio at September 30, 2010. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns of other real estate owned.
The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the third quarters and year-to-date periods of 2010 and 2009, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$29,620	$22,787	$27,837	$24,806

Net charge-offs:
Loans charged off:
Real estate, commercial, financial and agricultural	7,560	3,760	27,813	16,194
Consumer loans	38	82	151	227

Total charge-offs	7,598	3,842	27,964	16,421

Recoveries of loans previously charged off:
Real estate, commercial, financial and agricultural	594	233	2,090	2,616
Consumer loans	15	24	65	98

Total recoveries	609	257	2,155	2,714

Net charge-offs	6,989	3,585	25,809	13,707

Loss provisions charged to operations	7,321	4,760	27,924	12,863

Allowance for loan losses, end of period	$29,952	$23,962	$29,952	$23,962

Ratio of annualized net charge-offs during the period to average loans during the period	4.39%	1.68%	5.01%	2.05%
Allowance coverage of annualized net charge-offs	108.02%	168.47%	86.80%	130.75%
Allowance as a percentage of loans	4.94%	2.89%	4.94%	2.89%

Nonperforming assets at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Nonperforming assets:
Nonaccrual loans	$65,780	$40,736
Restructured loans — nonaccrual	9,172	12,404

Total nonperforming loans	74,952	53,140
Other real estate owned	15,205	13,235

Total nonperforming assets	$90,157	$66,375

Restructured loans — accruing	$4,551	$13,284
Loans past due 90 days or more and still accruing interest	2,518	1,195

Nonperforming loans to total loans	12.36%	6.86%
Allowance coverage of nonperforming loans	39.96%	52.38%
Nonperforming assets to total assets	9.52%	6.26%
If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the third quarters of 2010 and 2009 that would have been recorded was approximately $1.1 million and $582 thousand, respectively. For the comparable year-to-date periods, interest income of approximately $2.8 million in 2010 and $1.2 million in 2009 would have been recognized in accordance with the original terms of the nonaccrual loans.
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $75.0 million in nonperforming loans at September 30, 2010, approximately $30.0 million are for single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default.
All of our investment in impaired loans, $63.2 million at September 30, 2010 is included in nonaccruing loans in the table above, and the related loan loss allowance was $12.8 million. At December 31, 2009, our investment in impaired loans was $38.9 million, and the related loan loss allowance was $7.7 million. The average recorded balance of impaired loans was $50.5 million for the first nine months of 2010 and $38.0 million for the first nine months of 2009.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $80.0 million at September 30, 2010. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.

Changes in other real estate owned for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months
	Ended September 30,
(In thousands)	2010	2009
Balance at beginning of period	$13,235	$6,805
Additions	12,161	19,420
Proceeds from sale	(5,974)	(6,252)
Write-downs and net gain (loss) on sale	(4,217)	(2,547)

Balance at end of period	$15,205	$17,426

Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included in Note 4 under “Notes to Condensed Consolidated Financial Statements.”
Contractual Obligations
As of September 30, 2010, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See also Note 4 under “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
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
Many provisions of the Dodd-Frank Act are subject to further rulemaking over future years, and the effects of the Act on the banking industry are not fully known at this time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1A — Risk Factors
For additional factors that could affect the matters discussed above, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following is an addition to the Risk Factors included in our 2009 Annual Report on Form 10-K:
Continued decline in market value of Company stock could trigger delisting on the stock exchange.
The market value of the Company’s stock traded on the NASDAQ Global Select Market has declined below $1.00 per share since mid August 2010. The Company received notice in September 2010 that it has a 180 day grace period for the bid price to exceed $1.00 per share for 10 consecutive days. If the Company’s stock price does not meet this criteria, the stock could be delisted.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our securities or share repurchase transactions for the three months ended September 30, 2010.

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

Bank of Granite Corporation (Registrant)
Date: November 15, 2010	By:	/s/ Jerry A. Felts
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