Form 10-K
period 2010-12-31
BANK OF GRANITE CORP
filed 2011-03-31
CIK 810689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 15, 2011, 15,454,000 shares of common stock, $1.00 par value, were outstanding. As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,473,000 based on the closing sales price as reported on The NASDAQ Global Select Market.
DOCUMENTS INCORPORATED BY REFERENCE
     PART III: Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders.
Exhibit Index begins on page 69

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
PART I
ITEM 1 — BUSINESS
Bank of Granite Corporation (the “Company”) is a Delaware corporation that was organized June 1, 1987 as a bank holding company. The Company’s only businesses are the ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. Granite Mortgage ceased mortgage originations during 2009, and its current activity is related to the resolution of residual assets and settling existing contractual obligations.
We conduct our community banking business operations from 20 full-service offices located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. According to the Federal Deposit Insurance Corporation (the “FDIC”), as of December 31, 2010, the Bank ranked 21st in assets and 17th in deposits among North Carolina banking institutions.
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
GENERAL DESCRIPTION OF MARKET AREAS
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

Since 2003, we have expanded our market area by opening branch offices in counties where the local economies had been more diversified and growing. In 2003, we opened new offices in Watauga County (Boone), Wilkes County (Wilkesboro), and Mecklenburg County (Matthews), and acquired First Commerce Bank and its three banking offices in Mecklenburg County (Charlotte and Cornelius). We opened banking offices in Forsyth County (Winston-Salem) in 2004 and in Iredell County (Statesville) in 2006.
Since 2008, economic conditions in our market area declined significantly, as they have in the U.S. in general. These economic difficulties negatively affected many of the Company’s customers, including businesses and individuals. Unemployment rates in our market area increased significantly during 2009 and 2010. Our operations are significantly influenced by economic conditions in our market area, including the state of the real estate market.
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
EMPLOYEES
As of December 31, 2010, the Bank had 195 full-time equivalent employees. The Bank considers its relationship with its employees to be excellent.
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
State Law
Our Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail its resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and acquisitions of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.
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
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount (SMDIA) to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.
On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.
Each member institution is required to pay quarterly deposit insurance premium assessments to the FDIC. During 2009, a large number of bank failures put pressure on the DIF. In an effort to replenish the DIF, the FDIC implemented a special assessment of five basis points of each insured institution’s assets minus Tier 1 capital as of June 30, 2009. In addition, the FDIC required insured institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. Although the prepayment of these assessments is mandatory for all insured depository institutions, the FDIC retains the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with the discretion provided to the FDIC under 12 C.F.R. § 327.12(i)(1), the FDIC has exempted the Bank from prepaying its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011, and 2012. Our assessments for 2011 and 2012 will continue to be payable quarterly.

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
At December 31, 2010, our Tier I ratio, total capital ratio to risk-adjusted assets, and leverage ratio were 4.41%, 5.71% and 2.83%, respectively. We were “undercapitalized” for the Tier I capital ratio and “significantly undercapitalized” for our leverage ratio and total capital. Banking regulators classify a bank as “critically undercapitalized” if it fails to meet a 2% capital leverage ratio. Under “prompt corrective action”, a critically undercapitalized bank must be placed in conservatorship or receivership within 90 days of such determinations unless the FDIC and appropriate regulators determine that other action would protect the deposit insurance fund.
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
Additionally as set forth in Note 2, “Regulatory Matters and Going Concern Considerations,” in the “Notes to Consolidated Financial Statements,” the Bank has an existing Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“FRB”).
See Note 2, “Regulatory Matters and Going Concern Considerations,” and Note 14, “Regulation and Regulatory Restrictions,” in the “Notes to Consolidated Financial Statements” for additional discussion of our regulatory actions.
Federal Deposit Insurance Corporation Improvement Act of 1991
In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:
•	Publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants;

•	The establishment of uniform accounting standards by federal banking agencies;

•	The establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital;

•	Additional grounds for the appointment of a conservator or receiver; and

•	Restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.
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

As noted above, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) became law. The Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system and includes significant regulatory and compliance changes. Among other things, the Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau within the Federal Reserve Board to establish, implement and enforce rules and regulations with respect to the conduct of providers of certain consumer financial products and services; gives the Federal Reserve Board the authority to establish rules regarding debit card interchange fees; requires federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies (which may be stricter than existing regulatory standards); strengthens existing limits on a depository institution’s credit exposure to one borrower; and establishes additional requirements related to corporate governance and executive compensation on most US publicly traded companies. Many of the requirements of the Dodd-Frank Act will be subject to implementation over the course of several years, and the final requirements could reduce our revenue, increase our cost of operations, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements on us. These requirements may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.
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
As discussed in Note 2, of the “Notes to Consolidated Financial Statements” we are under an Order from the FDIC and the North Carolina Commissioner of Banks to increase our leverage and total risk-based capital ratios to at least 8% and 12%, and our capital levels have declined during the past year. We are not in compliance at December 31, 2010. Failure to increase our capital ratios or further declines in our capital ratios exposes us to additional restrictions and regulatory actions, including potential regulatory receivership. This uncertainty as to our ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. We do not expect to meet the capital ratio requirements in the near – term future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company. In addition, our customers, employees, vendors, correspondent institutions, and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding our financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.
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
Our capital levels at December 31, 2010 are at a level that is below the “well capitalized” level under regulatory definitions, and our total risk-based capital and leverage capital ratios are at the “significantly undercapitalized” level. Failure to maintain “well capitalized” status is a violation of the Bank’s Order with our regulators, which could result in adverse regulatory actions against us. Additional significant increases in our allowance for loan losses, significant write-downs of foreclosed real estate and other assets, or other operating losses would decrease our capital levels further. Banking regulators classify a bank as “critically undercapitalized” if it fails to meet a 2% capital leverage ratio. Under “prompt corrective action”, a critically undercapitalized bank must be placed in conservatorship or receivership within 90 days of such determinations unless the FDIC and appropriate regulators determine that other action would protect the deposit insurance fund.
Our business has been and may be adversely affected by conditions in the financial markets and economic conditions generally.
In 2009 and continuing throughout 2010, economic conditions in our market area declined significantly, as they have in the U.S. in general. These economic difficulties negatively affected many of our customers, including businesses and individuals. Unemployment rates in our market area have increased significantly. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the market where we operate. In addition, further negative economic developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us and others in the financial services industry.

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
Overall, during the past two years, the general business environment has had an adverse effect on our business, and we can not predict whether the environment will improve in the near term. Until conditions improve, we expect our business, financial condition, and results of operations to be adversely affected.
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
The passage of the Dodd-Frank Act may adversely impact our profitability.
The Dodd-Frank Act, which was passed on July 21, 2010, represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, lending limits and corporate governance. Final rules adopted pursuant to the Dodd-Frank Act may impose more stringent regulatory requirements on us and may result in lower revenues and higher costs for us.
The FDIC Deposit Insurance assessments that we are required to pay will increase, possibly materially, in the future, which would have an adverse effect on our earnings.
As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the recent turmoil in the financial system, including the failure of unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks have increased. Continued increases in the assessments would adversely impact our earnings, perhaps materially.

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
The volatility of the real estate development and commercial real estate markets could affect our assumptions about the collectibility of our loan portfolio, and the value of the real estate serving as collateral for the repayment of these loans. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and additional loan losses could materially decrease our net income.
Losing key personnel could negatively affect us.
None of the current members of the Bank’s executive management team are under employment contracts, and the loss of additional key personnel could have a negative impact on us and our future results of operations.
Further decline in market value of Company stock could trigger delisting on the stock exchange.
The market value of the Company’s stock traded on The NASDAQ Global Select Market declined below $1.00 per share during 2010, and the Company received notice in September 2010 that it had a 180 calendar day grace period for the bid price to exceed $1.00 per share for 10 consecutive days to prevent the Company’s stock from being delisted.
On March 16, 2011, the Company received approval from The NASDAQ Stock Market to transfer the listing of its stock to The NASDAQ Capital Market, effective March 21, 2011. Upon the transfer to The NASDAQ Capital Market, the Company became eligible for an additional 180 calendar day period, or until September 19, 2011, to regain compliance with the bid price rule. Approval to transfer to The NASDAQ Capital Market was conditioned upon the Company agreeing to effect a reverse stock split during the additional 180 calendar day period, should it become necessary to do so to meet the minimum $1.00 bid price per share requirement.
If the Company is not in compliance with NASDAQ’s bid price requirement by the end of the extended grace period, it will execute a reverse stock split sufficient to enable the Company to meet the bid price requirement prior to the expiration date of the second 180 day compliance period. If the Company’s stock price does not regain compliance with or continue to meet the bid price requirement, the stock could be delisted.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None

ITEM 2 — PROPERTIES
We indirectly own and operate real estate through our ownership of the Bank. The Bank owns its headquarters, operations and information technology center offices located in Granite Falls, North Carolina. The Bank also owns banking offices in the North Carolina cities and communities of Conover, Granite Falls, Hickory, Hudson, Lenoir, Matthews, Morganton, Newton, Wilkesboro and Winston-Salem. The Bank leases banking offices in the North Carolina cities and communities of Boone, Charlotte, Cornelius, Granite Falls and Statesville. We believe that the premises occupied by the Bank are well located and suitably equipped to serve and support our community banking business. We do not currently anticipate any problems with the renewal of our leases. See also Note 6, “Premises and Equipment,” of the “Notes to Consolidated Financial Statements.”
The Bank both owns and leases its facilities as indicated in the table below. The Bank’s management considers its facilities well maintained and sufficiently suitable for present operations.

		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Granite Falls, North Carolina
23 North Main Street	Home office	8,735	1.2	owned
	Storage building	735	0.5	owned
56 North Main Street	Operations center	11,769	1.1	owned
2630 Connelly	Banking office in	430	none	leased
Springs Road (Baton)	Ingle’s Supermarket

Boone, North Carolina
230 Wilson Drive	Banking office	5,705	none	leased

Charlotte, North Carolina
301 South McDowell Street	Banking office	6,096	none	leased
3920 Sharon Road	Banking office	1,955	none	leased
(SouthPark)

Conover, North Carolina
1109 Conover Blvd, East	Banking office	4,421	1.4	owned

Cornelius, North Carolina
18825 West Catawba Avenue	Banking office	3,409	none	leased

Hickory, North Carolina
25 3rd Street NW	Banking office	9,515	0.5	owned
315 1st Avenue NW	Support offices	15,092	0.5	owned
(Bank of Granite Plaza)
2220 12th Avenue NE	Banking office	3,612	1.6	owned
(Springs Road)
281 14th Avenue NE	Banking office	4,200	2.0	owned
(Viewmont)
2900 Highway 127 South	Banking office	2,480	1.8	owned
(Mountain View)

Hudson, North Carolina
537 Main Street	Banking office	4,235	4.1	owned
		(Continued on next page)

(Concluded from previous page)		Approximate
		Facility Size	Lot Size	Owned
Location	Principal Use	(square feet)	(acres)	or Leased
Lenoir, North Carolina
707 College Avenue SW	Banking office	7,400	1.2	owned
1351 Norwood	Banking office	2,530	1.0	owned
Street SW (Whitnel)
701 Wilkesboro	Banking office closed in 2009	2,480	2.1	owned
Boulevard NE (Hibriten)

Matthews, North Carolina
2432 McKee Road	Banking office	4,941	1.5	owned

Morganton, North Carolina
201 East Meeting Street	Banking office	5,400	0.8	owned

Newton, North Carolina
311 North Main Avenue	Banking office	3,612	0.9	owned

Statesville, North Carolina
207 South Center Street	Banking office	5,000	none	leased

Wilkesboro, North Carolina
1305A S. Collegiate Drive	Banking office	1,600	none	owned

Winston-Salem, North Carolina
791 Jonestown Road, Ste 100	Banking office	5,000	none	owned
ITEM 3 — LEGAL PROCEEDINGS
There were no material legal proceedings pending as of December 31, 2010. During the year ended December 31, 2010, we were not required to pay any penalties for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.
ITEM 4 — REMOVED AND RESERVED
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value, trades on The NASDAQ Capital Market of The NASDAQ Stock Market® under the symbol GRAN. On March 21, 2011, the listing of the Company’s common stock was transferred from The NASDAQ Global Select Market of The NASDAQ Stock Market® to The NASDAQ Capital Market. Price and volume information is contained in The Wall Street Journal® and many other major daily newspapers in the NASDAQ section under the National Market System listings.
During 2010, the market participants making a market in our common stock with the highest volumes of our shares traded were Knight Capital Americas, L.P., Direct Edge ECN LLC, Citadel Securities LLC, UBS Securities LLC, and Automated Trading Desk. There were no issuances of unregistered securities by us during the year ended December 31, 2010.

As of December 31, 2010, there were 15,454,000 shares of our common stock outstanding, owned by approximately 2,300 stockholders of record and an estimated 4,500 holders of shares registered in street name or as beneficial owners. The following table presents the quarterly market sales prices and dividend information for the two years in the period ended December 31, 2010.
Quarterly Common Stock Market Price Ranges and Dividends

2010	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$2.38	$3.49	$1.23	$0.91
Low	0.54	0.75	0.50	0.44
Close	1.21	1.15	0.71	0.55
Dividends*	n/a	n/a	n/a	n/a

2009	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Price Range
High	$3.61	$3.50	$3.12	$1.04
Low	1.10	1.50	1.02	0.40
Close	1.71	3.01	1.03	0.51
Dividends*	n/a	n/a	n/a	n/a

*	The Company suspended its cash dividend in the third quarter of 2008.
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
INTRODUCTION
Management’s Discussion and Analysis (“MD&A”) is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the year ended December 31, 2010. Readers seeking more in-depth information should read the more detailed discussions that follow as well as the consolidated financial statements and related notes included under Item 8 of this annual report. All information presented is consolidated data unless otherwise specified.
OVERVIEW
This overview of MD&A highlights selected information in the financial results of the Company and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Company’s financial condition, results of operations and cash flows.
The operating results, balance sheet position and capital resources discussed in more detail herein after are primarily reflective of the general conditions in the (broad) national economy and more specifically to the high level of unemployment in the Bank’s operating footprint coupled with the extremely depressed real estate market that affects collateral values that underlie the Bank’s loans and the ability of small businesses related in any way to products or activities reliant on the real estate market to be successful.
The Bank’s level of losses for loan charge-offs and losses on the disposal of assets taken in lieu of loan payments, continues at very elevated levels. Nonperforming loans continue at correspondingly high levels, although the pace of inflow of nonperforming loans has slowed in the fourth quarter and into 2011.
Losses during 2010 have further eroded the Bank’s capital levels, and the Bank is now significantly undercapitalized.
The Company’s net loss in 2010 was $23.7 million, or $1.53 per share, compared to a net loss of $25.6 million, or $1.66 per share, for 2009.

The most significant items when comparing overall financial results of 2010 to 2009 are as follows:
•	The provision for loan losses increased by $2.1 million from 2009 to 2010, caused mainly by the factors discussed above.

•	The 2009 operating loss reflected approximately a $2.1 million loss for the mortgage company, which operation was closed in the third quarter of 2009.

•	The deleveraging of the Bank continues. The limited lending opportunities and the aggressive problem loan resolution program has reduced the loan portfolio by $212.9 million, or 27.5%, in 2010. Deposits have declined by $144.3 million, or 14.9%. The significant component of the decline has been the result of reducing deposit pricing from the 2009 levels. The improved liquidity position versus 2009 has facilitated a less aggressive deposit pricing model.

•	Other more significant differences between 2010 and 2009 are:
•	Securities gains in 2010, which were $2.4 million compared to gains and write downs in 2009 of net $78 thousand.

•	2010 salaries and benefits declined $5.8 million, or 35.9%, versus 2009, as our headcount was reduced in accordance with our contracting operations.

•	Other real estate owned expenses declined $3.0 million, or 28.8%.
The following sections of this discussion provide more detail regarding current and prior year matters. Additionally, Note 2, “Regulatory Matters and Going Concern Considerations,” in the “Notes to Consolidated Financial Statements” discusses the regulatory and capital levels in significantly more detail.
CRITICAL ACCOUNTING POLICIES
Information included in our audited financial statements and management’s discussion and analysis is derived from our accounting records, which are maintained in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices within the banking industry. While much of the information is definitive, certain accounting issues are highly dependent upon estimates and assumptions made by management. An understanding of these estimates and assumptions is vital to understanding the Company’s financial statements. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations, or that require management to make assumptions and estimates that are subjective or complex.
We periodically evaluate our critical accounting policies, including those related to the allowance for loan losses and fair value estimates. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.
Certain amounts for periods prior to December 31, 2010 have been reclassified to conform to the presentation for the period ended December 31, 2010.
ALLOWANCE FOR LOAN LOSSES — The Company disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for loan losses (“ALLL”). The Company’s portfolio segments include commercial and industrial; real estate construction; real estate commercial mortgage and consumer. For an analysis of the Company’s ALLL by portfolio segment and credit quality information by segment, see Note 4, “Loans,” and Note 5, “Allowance for Loan Losses,” in the “Notes to Consolidated Financial Statements.”
Larger commercial loans included within aggregate borrower relationship balances exceeding $250 thousand that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a troubled debt restructuring (“TDR”), are subject to individual review for impairment. The Company considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than the established threshold of $250 thousand and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses nine categories.
Consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks, and allowances are established based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Company’s external credit reviewers.
The Company’s current methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on TDRs and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.
The Company’s primary market areas for lending are the middle and western regions of North Carolina. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Company’s customers.
FAIR VALUE ESTIMATES — The Company reports investment securities available for sale, and certain impaired loans and other assets at fair value. At December 31, 2010, the percentage of total assets measured at fair value on a recurring basis was 29.1%. The majority of assets and liabilities reported at fair value are based on quoted market prices or market prices for similar instruments. Other financial assets are reported at fair value on a nonrecurring basis, as impaired loans and other real estate. See Note 18, “Fair Value of Financial Instruments”, in the “Notes to Consolidated Financial Statements” for additional disclosures regarding the fair value of financial instruments.
RESULTS OF OPERATIONS
Performance Summary for 2010 and 2009
The following table summarizes the Company’s 2010 and 2009 operating results. The net loss for 2010 of $23.7 million is only 7.5% lower than the 2009 loss of $25.6 million. However, there are positive elements to the results. The net interest income remained level year on year as explained in more detail in a later section. Maintenance of the level of net interest income and managing a reduction in the extreme levels of credit costs are the key elements in any improvement in the Company’s performance in 2011.
The level of charge-offs and the related loan loss provision accompanied an increase of nonperforming loans to $62.3 million at December 31, 2011. However, the December 31, 2010 amount is $15.0 million lower than the high point in 2010 and continues to decline into 2011. If the inflow of nonperforming loans slows as indicated, the credit costs are anticipated to decline in 2011.
The increase in securities interest, $4.5 million or 111.7%, relates primarily to increasing levels of investments as the Bank’s lending opportunities have declined.
The other income, while level year on year, reflects a $500 thousand decrease in overdraft fees as an early indication of new regulatory effects and a $750 thousand decline in Bank Owned Life Insurance (“BOLI”) income as a result of the liquidation of most of the BOLI investment in 2009, offset primarily by $2.4 million of securities gains, which was a $1.5 million increase over 2009.
The decrease in other expenses of $9.4 million in 2010 includes a $5.8 million decrease in personnel expenses. Approximately $2.8 million of the reduction relates to the Bank’s continuing personal rationalization processes, and $2.9 million related to personnel costs included severance payments for the mortgage company in 2009. Additional components of other expense included a $2.2 million decline in other real estate losses to $5.6 million in 2010.

The following table highlights differences in operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

(Table dollars in thousands except per share amounts)	2010	2009	$ Change	% Change
Net loss	$(23,664)	$(25,620)	$1,956	7.6%
Net loss per share	(1.53)	(1.66)	0.13	7.8%

Interest income	44,799	52,646	(7,847)	-14.9%
Interest expense	13,610	21,224	(7,614)	-35.9%
Net interest income	31,189	31,422	(233)	-0.7%

Interest and fees from loans	36,253	46,948	(10,695)	-22.8%
Average gross loans	661,387	877,432	(216,045)	-24.6%

Provision for loan losses	30,832	28,733	2,099	7.3%
Charge-offs, net of recoveries	30,396	25,702	4,694	18.3%
Nonperforming loans	62,269	53,140	9,129	17.2%

Interest on securities and overnight investments	8,536	4,032	4,504	111.7%
Total other income	8,783	8,887	(104)	-1.2%
Total noninterest expenses	33,594	42,996	(9,402)	-21.9%
Personnel expenses	10,257	16,010	(5,753)	-35.9%
Other noninterest expenses	23,337	26,986	(3,649)	-13.5%

Income tax benefit	(790)	(5,800)	5,010	-86.4%

Net interest margin	3.44%	3.11%
Average prime rate	3.25%	3.25%
Yield on loans	5.48%	5.54%
Yield on securities and overnight investments	3.47%	3.03%
Cost of interest-bearing deposits	1.58%	2.32%
NET INTEREST INCOME
Net interest income (the difference between interest earned on interest-earning assets, and interest paid on interest-bearing liabilities, primarily deposits in the Bank) normally represents the most significant component of our revenue. Net interest income was approximately $31.2 million and $31.4 million for 2010 and 2009, respectively, representing a decrease of 0.7% for 2010 over 2009.
The Company was able to maintain the net interest income level despite the loan portfolio contraction (24.6%) and the increasing nonaccrual component of the loan portfolio year over year. The yield on loans has remained stable as the loan pricing has continued to focus on risk assessment that is generally reflective of the loan risk grade. Additionally, the investment portfolio was expanded substantially after the Bank’s liquidity was stabilized in early 2010 and contingency cash fund requirements lessened. As a result of the expansion and a year over year yield improvement, investment income ($8.5 million) increased 111.7%.
The liquidity provided by the loan portfolio also facilitated a less aggressive deposit pricing profile, particularly in the fourth quarter coupled with maturing time deposits from the pre-2008 rate environment to reduce deposit costs by 74 basis points (35.9% lower year over year) or $7.6 million.

The following table presents our daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities for the last three years.
AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
for the years ended December 31,

	2010			2009			2008
		Average	Interest		Average	Interest		Average	Interest
	Average	Yield/	Income/	Average	Yield/	Income/	Average	Yield/	Income/
(Table dollars in thousands)	Balance	Cost	Expense	Balance	Cost	Expense	Balance	Cost	Expense
Assets
Loans (1)	$661,387	5.48%	$36,263	$877,432	5.54%	$48,614	$971,560	6.41%	$62,289
Taxable securities	245,645	3.47%	8,536	126,253	2.90%	3,660	83,166	3.89%	3,236
Nontaxable securities (2)	476	0.00%	—	8,270	6.77%	560	30,839	6.66%	2,054
Federal funds sold	—	n/a	—	5,116	0.16%	8	4,667	1.35%	63

Total interest-earning assets	907,508	4.94%	44,799	1,017,071	5.20%	52,842	1,090,232	6.20%	67,642

Cash and due from banks	64,618			39,091			23,919
All other assets	15,399			45,497			75,549

Total assets	$987,525			$1,101,659			$1,189,700

Liabilities and stockholders’ equity
NOW deposits	$120,482	0.53%	641	$140,022	0.96%	1,348	$134,919	1.14%	1,533
Money market deposits	154,587	0.98%	1,510	197,416	1.51%	2,981	233,782	2.89%	6,755
Savings deposits	19,898	0.20%	39	20,303	0.20%	40	21,567	0.24%	52
Time deposits of $100 or more	241,184	2.10%	5,068	209,525	3.16%	6,630	214,208	4.07%	8,724
Other time deposits	271,697	2.03%	5,518	282,971	3.07%	8,699	246,424	3.89%	9,580

Interest-bearing deposits	807,848	1.58%	12,776	850,237	2.32%	19,698	850,900	3.13%	26,644
Overnight borrowings	—	n/a	—	11,240	1.09%	123	28,305	2.48%	703
Other borrowings	34,236	2.44%	834	45,569	3.08%	1,403	52,857	4.55%	2,406

Total interest-bearing liabilities	842,084	1.62%	13,610	907,046	2.34%	21,224	932,062	3.19%	29,753

Noninterest-bearing deposits	102,228			111,614			131,563
Other liabilities	6,303			15,134			12,820
Stockholders’ equity	36,910			67,865			113,255

Total liabilities and stockholders’ equity	$987,525			$1,101,659			$1,189,700

Net yield on earning assets and net interest income (2) (3)		3.44%	$31,189		3.11%	$31,618		3.48%	$37,889

Interest rate spread (4)		3.32%			2.86%			3.01%

(1)	Nonaccrual loans have been included.

(2)	Yields and interest income on tax-exempt investments have been adjusted to tax equivalent basis using a 35% tax rate for 2010, 2009 and 2008. The taxable equivalent adjustments were approximately $0, $196 thousand and $719 thousand for 2010, 2009 and 2008, respectively.

(3)	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

(4)	The interest rate spread is the interest-earning assets rate less the interest-bearing liabilities rate.
Changes in interest income and interest expense can result from changes in both volume and rates. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates.
INTEREST RATE AND VOLUME VARIANCE ANALYSIS
for the years ended December 31,

	2010 compared to 2009			2009 compared to 2008
	Change			Change
	Attributable to			Attributable to
(Table in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Loans	$(11,908)	$(443)	$(12,351)	$(5,625)	$(8,050)	$(13,675)
Taxable securities	3,805	1,071	4,876	1,463	(1,039)	424
Nontaxable securities	(264)	(296)	(560)	(1,516)	22	(1,494)
Federal funds sold	(8)	—	(8)	3	(58)	(55)

Interest-earning assets	$(8,375)	$332	$(8,043)	$(5,675)	$(9,125)	$(14,800)
\
NOW deposits	$(146)	$(561)	$(707)	$54	$(239)	$(185)
Money market deposits	(533)	(938)	(1,471)	(800)	(2,974)	(3,774)
Savings deposits	(1)	—	(1)	(3)	(9)	(12)
Time deposits of $100 or more	834	(2,396)	(1,562)	(169)	(1,925)	(2,094)
Other time deposits	(288)	(2,893)	(3,181)	1,272	(2,153)	(881)

Interest-bearing deposits	(134)	(6,788)	(6,922)	354	(7,300)	(6,946)
Overnight borrowings	(123)	—	(123)	(305)	(275)	(580)
Other borrowings	(313)	(256)	(569)	(278)	(725)	(1,003)

Interest-bearing liabilities	$(570)	$(7,044)	$(7,614)	$(229)	$(8,300)	$(8,529)

(1)	The rate/volume variance for each category has been allocated equally on a consistent basis between rate and volume variances.

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
The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other Banks, and unencumbered investment securities. These funds, together with loan repayments, are used to make loans and to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $240.0 million, or 29.2% of total deposits at December 31, 2010.
As of December 31, 2010, the Bank’s core deposits, defined as total deposits, excluding time deposits of $100 thousand or more, totaled $617.6 million, or 75.1%, of the Bank’s total deposits versus $719.0 million, or 74.4%, at December 31, 2009.
The regulatory Order under which we currently operate (see Note 2, “Regulatory Matters and Going Concern Considerations,” in the “Notes to Consolidated Financial Statements”) limits the Bank’s participation in the national markets for deposits and requires that local rates conform to rates that are not more than 75 basis points above the average local market rates for all products. This restriction does not currently prevent the Bank from offering competitive rates.
Certificates of deposit of $100 thousand or more represented 24.9% and 25.6%, respectively, of the Bank’s total deposits at December 31, 2010 and 2009. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. Brokered certificates of deposit totaled $0 and $8.2 million at December 31, 2010 and 2009, respectively. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.
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
The Bank’s gap analysis at December 31, 2010 indicates that its balance sheet is generally asset sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate repricing as market rates change. This would indicate that in a decreasing rate environment, hypothetical net interest income would tend to fall. However, the results of computer simulation modeling at that date suggest minimal interest rate exposure under moderately increasing or decreasing interest rate scenarios. Under the moderate rising rate environment, the Bank’s net interest income would be expected to increase by approximately 9%.
The management of interest rate risk and the overall asset/liability position is integrated with the liquidity management process. Currently less than 10% of the Bank’s loans are directly related to national market interest rates. The remaining loans are fixed rate or relate to the Bank’s independent index, which relates more directly to the Bank’s operating footprint.

The following table presents interest rate sensitivity of our interest-earning assets and interest-bearing liabilities.
INTEREST RATE SENSITIVITY (GAP ANALYSIS)
As of December 31, 2010

					Non-sensitive
	Interest Sensitive Within			Total	or Sensitive
	1 to	91 to	181 to	Within	Beyond
(Table dollars in thousands)	90 Days	180 Days	365 Days	1 Year	1 Year	Total
Interest-earning Assets
Interest-bearing due from banks	$1,242	$—	$—	$1,242	$—	$1,242
Securities (at amortized cost) (1):
U.S. Government agencies	—	—	—	—	61,061	61,061
States and political subdivisions	—	—	—	—	5,430	5,430
Mortgage-backed securities	—	—	—	—	187,741	187,741
Other (including corporate bonds)	—	—	—	—	3,500	3,500
Loans (gross):
Real estate — construction	12,042	2,155	3,068	17,265	9,655	26,920
Real estate — mortgage, commercial	44,382	21,200	50,873	116,455	297,306	413,761
Commercial and industrial	8,253	6,781	12,186	27,220	42,114	69,334
Consumer	1,454	124	295	1,873	50,570	52,443

Total interest-earning assets	$67,373	$30,260	$66,422	$164,055	$657,377	$821,432

Interest-bearing Liabilities
Interest-bearing deposits:
Savings and NOW accounts	$133,478	$—	$—	$133,478	$—	$133,478
Money market accounts	155,604	—	—	155,604	—	155,604
Time deposits of $100 or more	61,644	25,926	88,453	176,023	28,726	204,749
Other time deposits	57,155	35,376	107,894	200,425	35,706	236,131
Short-term borrowings	11,000	2,000	5,000	18,000	—	18,000
Long-term borrowings	—	—	—	—	6,000	6,000

Total interest-bearing liabilities	$418,881	$63,302	$201,347	$683,530	$70,432	$753,962

Interest sensitivity gap	$(351,508)	$(33,042)	$(134,925)	$(519,475)
Cumulative interest sensitivity gap	(351,508)	(384,550)	(519,475)	(519,475)
Interest earning-assets as a percentage of interest-bearing liabilities	16%	48%	33%	24%

(1)	Interest sensitivity periods for debt securities are based on contractual maturities.
The following table presents the maturity distribution of our loans by type, including fixed rate loans.
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
As of December 31, 2010

	Within	One to	Five
	One	Five	Years or
(Table in thousands)	Year	Years	More	Total
Real estate — construction	$17,265	$7,677	$1,978	$26,920
Real estate — mortgage, commercial	118,687	250,340	44,734	413,761
Commercial and industrial	27,238	37,074	5,022	69,334
Consumer	957	4,820	46,666	52,443

Total	$164,147	$299,911	$98,400	$562,458

Predetermined rate, maturity greater than one year	$—	$137,316	$24,959	$162,275
Variable rate or maturing within one year	164,147	162,595	73,441	400,183

Total	$164,147	$299,911	$98,400	$562,458

Our average rate paid on interest-bearing deposits declined to 1.58% in 2010 compared to 2.32% in 2009. Our decline in average deposits was primarily in demand deposits. The daily average amounts of deposits of the Bank are summarized below.
AVERAGE DEPOSITS
for the years ended December 31,

(Table in thousands)	2010	2009	2008
Non-interest-bearing demand deposits	$102,228	$111,614	$131,563
Interest-bearing demand deposits	275,069	337,438	368,701
Savings deposits	19,898	20,303	21,567
Time deposits	512,881	492,496	460,632

Total	$910,076	$961,851	$982,463

The preceding table includes certificates of deposits $100 thousand and over, which at December 31, 2010 totaled $204.7 million. The following table presents the maturities of these time deposits of $100 thousand or more.
MATURITIES OF TIME DEPOSITS OF $100 THOUSAND OR MORE
As of December 31, 2010

	Within	Three to	Six to	Within	One to
	Three	Six	Twelve	One	Five
(In thousands)	Months	Months	Months	Year	Years	Total
Time deposits of $100 thousand or more	$61,644	$25,926	$88,453	$176,023	$28,726	$204,749

CAPITAL RESOURCES
The levels of capital resources and related regulatory matters are discussed in detail in Note 2, “Regulatory Matters and Going Concern Considerations,” and Note 14, “Regulation and Regulatory Restrictions,” in the “Notes to Consolidated Financial Statements.” As set forth therein, the Bank’s capital levels are significantly below the capital levels set forth in the regulatory Order pursuant to which we operate. As a result the Bank is precluded from paying dividends to the parent company for the duration of the Order.
LOANS
The Company’s lending activities have been concentrated in real estate related loans and commercial loans to small and medium sized businesses. We have a diversified loan portfolio with no concentrations to any one borrower. The amounts and types of loans outstanding for the past five years are shown in the following table.
LOANS
As of December 31,
(Table dollars in thousands)

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Loans
Real estate -
Construction	$26,920	4.8%	$59,701	7.7%	$146,167	15.4%	$182,457	19.2%	$161,072	17.6%
Mortgage	413,761	73.6%	511,771	66.0%	537,495	56.6%	466,475	49.2%	442,819	48.4%
Commercial and industrial	69,334	12.3%	143,011	18.4%	198,440	20.9%	237,667	25.1%	248,388	27.2%
Consumer	52,443	9.3%	61,186	7.9%	67,639	7.1%	61,515	6.5%	61,890	6.8%

Total loans	562,458	100.0%	775,669	100.0%	949,741	100.0%	948,114	100.0%	914,169	100.0%

Deferred origination fees, net	(334)		(650)		(1,592)		(1,788)		(1,677)

Total loans, net of deferred fees	$562,124		$775,019		$948,149		$946,326		$912,492

For commercial and industrial loans, the Bank is generally collateralized by all business assets, including the related real estate where applicable. Also see Note 18, “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

NONPERFORMING LOANS AND NONPERFORMING ASSETS
As of December 31,

(Table dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming assets
Nonaccrual loans	$40,577	$36,542	$50,591	$36,450	$9,289
Restructured loans — nonaccrual	21,692	16,598	—	—	—

Total nonperforming loans	62,269	53,140	50,591	36,450	9,289
Foreclosed properties	11,605	13,235	6,805	2,491	1,162

Total nonperforming assets	$73,874	$66,375	$57,396	$38,941	$10,451

Loans past due 90 days or more and still accruing interest	7,466	1,195	114	162	5,074

Nonperforming loans to total loans	11.08%	6.86%	5.34%	3.85%	1.02%
Allowance for loan losses to nonperforming loans	45.40%	52.38%	49.03%	48.49%	169.95%
Nonperforming loans to total assets	7.11%	5.01%	4.41%	2.99%	0.77%
Nonperforming assets to total assets	8.43%	6.26%	5.00%	3.19%	0.87%
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $62.3 million nonperforming loans at December 31, 2010, approximately $25.0 million is single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default and are generally secured by commercial real estate. The $7.5 million of 90 day still accruing at December 31, 2010 essentially related to approximately 10 credits (2 accounted for 70% of the balance) that were in process of renewal and were 90 days past maturity. These are not an issue with the loans being in the process of collection. All of the loans were renewed in January 2011. There is an executive level approval process to enable loans to continue on accrual past 90 day delinquency.
All of our investment in impaired loans, $58.0 million at December 31, 2010, is included in nonaccrual loans in the table above, and the related loan loss allowance for these loans was $11.6 million. At December 31, 2009 our investment in impaired loans was $38.9 million, and the related loan loss allowance was $7.7 million. The average recorded balance of impaired loans was $48.5 million for 2010 and $34.0 million for 2009.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $75.7 million at December 31, 2010. Potential problem loans are loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.
IMPAIRED LOANS

	December 31, 2010		December 31, 2009
		Associated		Associated
(Table in thousands)	Balance	Impairment	Balance	Impairment
Impaired loans individually reviewed, with no impairment	$7,919	$—	$10,090	$—
Impaired loans individually reviewed, with impairment	50,081	11,563	28,822	7,715

Total impaired loans	$58,000	$11,563	$38,912	$7,715

IMPAIRED LOANS (ACROSS ALL SEGMENTS)

	December 31, 2010		December 31, 2009
		Associated		Associated
(Table in thousands)	Balance	Impairment	Balance	Impairment
Real estate — construction	$16,674	$3,175	$13,419	$3,128
Real estate — mortgage, commercial	37,721	7,079	23,423	4,328
Commercial and industrial	3,605	1,309	2,070	259

Total impaired loans	$58,000	$11,563	$38,912	$7,715

The Bank classifies a loan as impaired when, based on current information and events, management believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured primarily based on the fair value of the collateral supporting the loan. The total balance of impaired loans increased $19.1 million, or 49.1% in 2010 compared to 2009, and the loan loss allowance related to impaired loans increased $3.8 million. The loan loss allowance related to impaired loans was 19.9% as of December 31, 2010 compared to 19.8% as of December 31, 2009.
The following table presents troubled debt restructures and the allowance associated with these loan balances.
TROUBLED DEBT RESTRUCTURES

	December 31, 2010		December 31, 2009
		Associated		Associated
(Table in thousands)	Balance	Impairment	Balance	Impairment
Troubled debt restructures, with no impairment	$7,114	$—	$8,964	$—
Troubled debt restructures, with impairment	14,578	2,150	7,634	2,113

Total troubled debt restructures	$21,692	$2,150	$16,598	$2,113

Troubled debt restructures (“TDRs”) are a subset of impaired loans. TDRs generally occur when a borrower is experiencing current financial difficulties. The Bank will work with the borrower to improve the likelihood of recovery of the loan. To facilitate the process, a concessionary modification that would not otherwise be considered is granted, resulting in classification as a TDR. The Bank considers all TDRs to be impaired loans. Currently, all Bank TDRs are on nonaccrual status. TDRs are periodically evaluated for return to accrual status, which would occur if the borrower’s ability to meet the revised payment schedule is reasonably assured.
For the years ended December 31, 2010 and 2009, the estimated gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $3.5 million, and $2.8 million, respectively, while the interest recognized on such loans was immaterial for each period.
PROVISIONS AND ALLOWANCES FOR LOAN LOSSES
The adequacy of the allowance for loan losses is a significant estimate that is based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict. In estimating these risks and the related allowance levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.
We use several measures to assess and monitor the credit risks in our loan portfolio, including a loan grading system that begins upon loan origination and continues until the loan is collected or collectibility becomes doubtful. When originated or renewed, all loans over a certain dollar amount receive in-depth reviews and risk assessments by the Bank’s Credit Administration. Furthermore, loans and commitments made during the month, as well as commercial loans past due 30 days or more, are reviewed monthly by the Loan Committee of the Bank’s Board of Directors.
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
We believe that the Company’s allowance is an adequate estimation of probable losses incurred in our loan portfolio at December 31, 2010. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
The following table presents an analysis of changes in the allowance for loan losses for years indicated.
CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
for the years ended December 31,

(Table dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$27,837	$24,806	$17,673	$15,787	$13,924

Loans charged off:
Real estate — construction	7,333	7,060	7,492	2,215	255
Real estate — mortgage, commercial	16,836	15,912	7,150	12,435	1,453
Commercial and industrial	8,481	5,461	10,519	38,506	2,779
Consumer	729	296	1,553	507	716

Total charge-offs	33,379	28,729	26,714	53,663	5,203

Recoveries of loans previously charged off:
Real estate — construction	503	103	357	100	—
Real estate — mortgage, commercial	999	503	363	74	84
Commercial and industrial	1,375	2,222	2,640	97	364
Consumer	106	199	259	147	204

Total recoveries	2,983	3,027	3,619	418	652

Net charge-offs	30,396	25,702	23,095	53,245	4,551

Provision for loan losses	30,832	28,733	30,228	55,131	6,414

Balance at end of year	$28,273	$27,837	$24,806	$17,673	$15,787

Ratio of net charge-offs during the year to average loans outstanding during the year	4.60%	2.95%	2.42%	5.70%	0.52%
Allowance coverage of net charge-offs	93.02%	108.31%	107.41%	33.25%	346.88%
Allowance as a percentage of gross loans	5.03%	3.59%	2.62%	1.87%	1.73%

The following table presents the allocation of the allowance for loan losses by category; however, the total allowance is available for charging off losses from any category of the entire portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(Table dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate -
Construction	$3,662	4.8%	$5,391	7.7%	$6,509	15.4%	$4,516	19.2%	$4,119	17.6%
Mortgage	19,528	73.6%	18,150	66.0%	13,424	56.6%	9,314	49.2%	8,493	48.4%
Commercial and industrial	3,214	12.3%	3,304	18.4%	3,960	20.9%	2,747	25.1%	2,506	27.2%
Consumer	499	9.3%	602	7.9%	481	7.1%	334	6.5%	307	6.8%
Unallocated	1,370	n/a	390	n/a	432	n/a	762	n/a	362	n/a

Total loans	$28,273	100.0%	$27,837	100.0%	$24,806	100.0%	$17,673	100.0%	$15,787	100.0%

The allowance for loan losses was 5.03%, 3.59% and 2.62% of loans outstanding at December 31, 2010, 2009 and 2008, respectively, which was consistent with our assessment of the credit quality of the loan portfolio. The allowance for loan losses for real estate loans was 5.26%, 4.12% and 2.92% of loans outstanding at December 31, 2010, 2009 and 2008, respectively. The ratios of net charge-offs during the year to average loans outstanding during the period were 4.60%, 2.95% and 2.42% at December 31, 2010, 2009 and 2008, respectively.
INVESTMENT SECURITIES
We invest in securities as permitted under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities.
As noted above, our investments in marketable securities increased substantially during 2010 as part of our balance sheet restructuring.
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
At December 31, 2010, the securities classified as available for sale, which are carried at market value, totaled $255.1 million, with an amortized cost of $257.7 million, compared to a December 31, 2009 total market value of $190.9 million with an amortized cost of $195.3 million. Securities available for sale are securities that will be held for an indefinite period of time, including securities that we intend to use as a part of our asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or the need to increase regulatory capital or other similar factors. Securities available for sale consist of securities of U.S. Government agencies with an average life of 10.7 years, State and political subdivisions with an average life of 10.9 years, mortgage-backed securities with an average life of 21.9 years, and other bonds, notes and debentures with an average life of 9.6 years. During 2010, $80.5 million in securities matured and approximately $209.7 million in proceeds were received from securities sold.

CONTRACTUAL MATURITIES AND YIELDS OF DEBT SECURITIES
As of December 31, 2010

			After One Year but		After Five Years but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(Table dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale: (1)
U.S. government agency	$—	—	$—	—	$41,985	2.73%	$19,076	3.81%
State and political subdivisions (2)	—	—	—	—	1,265	4.20%	4,165	5.14%
Mortgage-backed securities	—	—	—	—	—	—	187,741	3.09%
Other	—	—	—	—	3,500	6.10%	—	—

Total	$—		$—		$46,750	3.02%	$210,982	3.20%

(1)	Securities available for sale are stated at amortized cost.

(2)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 35% for 2010.
The following table provides information regarding the composition of our investment securities portfolio at the end of each of the past three years.
COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO
As of December 31,

(Table in thousands)	2010	2009	2008
Available for sale (at estimated fair value):
U.S. government agency	$59,496	$42,051	$46,063
State and political subdivisions	5,258	—	5,416
Mortgage-backed securities	186,811	147,831	—
Other	3,539	1,039	7,097

Total	$255,104	$190,921	$58,576

Held to maturity (at amortized cost):
State and political subdivisions	$—	$—	$23,627

Total	$—	$—	$23,627

CONTRACTUAL OBLIGATIONS
Our contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2010

	Within	One to	Three to	Five
	One	Three	Five	Years or
(Table in thousands)	Year	Years	Years	More	Total
Contractual Cash Obligations
Short-term borrowings	$18,000	$—	$—	$—	$18,000
Long-term borrowings	—	6,000	—	—	6,000
Capitalized lease obligations	444	799	628	1,141	3,012
Operating lease obligations	95	60	—	—	155

Total	$18,539	$6,859	$628	$1,141	$27,167

Other Commitments
Commitments to extend credit	$22,762	$10,324	$3,438	$40,744	$77,268
Standby letters of credit	1,255	7	—	—	1,262

Total	$24,017	$10,331	$3,438	$40,744	$78,530

PERFORMANCE RATIOS
For the Years Ended December 31,

	2010	2009	2008	2007	2006
Return on average assets	-2.40%	-2.33%	-3.05%	-1.27%	1.56%
Return on average equity	-64.11%	-37.75%	-32.01%	-10.95%	12.57%
Average equity to average assets	3.74%	6.16%	9.52%	11.59%	12.42%
Dividend payout	0.00%	0.00%	-11.08%	-53.38%	43.04%
Efficiency ratio	84.04%	106.15%	101.46%	55.64%	48.26%
OFF-BALANCE SHEET ARRANGEMENTS
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. As of December 31, 2010 and 2009, such unfunded commitments to extend credit were approximately $77.3 million and $106.1 million, respectively, while commitments in the form of standby letters of credit totaled approximately $1.3 million and $3.0 million, respectively.
RELATED PARTY TRANSACTIONS
We have no material related party transactions. We may extend credit to certain directors and officers in the ordinary course of business. These extensions of credit are made under substantially the same terms as comparable third-party lending arrangements and are made in compliance with applicable banking regulations and federal securities laws. Further discussions of related party transactions are included under Note 4, “Loans,” in the “Notes to Consolidated Financial Statements.”
NEW ACCOUNTING PRONOUNCEMENTS
Note 1, “Summary of Significant Accounting Policies,” to the “Notes to Consolidated Financial Statements” in Item 8 discusses new accounting policies adopted by the Company during 2010 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable portions of this section and “Notes to the Consolidated Financial Statements.”
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable.

ITEM 8 — FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bank of Granite Corporation
Granite Falls, North Carolina
We have audited the accompanying consolidated balance sheets of Bank of Granite Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Granite Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that Bank of Granite Corporation and subsidiaries will continue as a going concern. The Company incurred net losses in 2010 and 2009, primarily from higher provisions for loan losses. As discussed in Note 2 to the consolidated financial statements, Bank of Granite Corporation’s wholly-owned bank subsidiary (the “Bank”) is under a regulatory order that requires, among other provisions, higher regulatory capital requirements. The Bank did not meet the higher capital requirements as of December 31, 2010 and is not in compliance with the regulatory agreement. Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions. These events raise substantial doubt about the ability of the Company to continue as a going concern. Management plans with regard to these matters are discussed in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dixon Hughes PLLC
Dixon Hughes PLLC
Charlotte, North Carolina March 31, 2011

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(In thousands except per share data)	2010	2009
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$45,982	$71,611
Interest-bearing deposits	1,242	1,763

Total cash and cash equivalents	47,224	73,374

Investment securities:
Available for sale, at fair value (amortized cost of $257,732 and $195,302 at December 31, 2010 and 2009, respectively)	255,104	190,921

Loans	562,124	775,019
Allowance for loan losses	(28,273)	(27,837)

Net loans	533,851	747,182

Premises and equipment, net	13,666	15,556
Accrued interest receivable	3,338	3,917
Other real estate owned	11,605	13,235
Other assets	11,052	15,899

Total assets	$875,840	$1,060,084

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Demand	$92,345	$109,673
NOW accounts	113,213	145,833
Money market accounts	155,604	155,745
Savings	20,265	18,794
Time deposits of $100 or more	204,749	247,639
Other time deposits	236,131	288,921

Total deposits	822,307	966,605
Short-term borrowings	18,000	20,000
Long-term borrowings	6,000	20,000
Accrued interest payable	1,046	1,701
Other liabilities	4,097	4,692

Total liabilities	851,450	1,012,998

STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value, Authorized — 25,000 shares; Issued — 18,981 shares in 2010 and 2009;
Outstanding — 15,454 shares in 2010 and 2009	18,981	18,981
Additional paid-in capital	30,195	30,195
Retained earnings	28,644	52,308
Accumulated other comprehensive loss, net of deferred income taxes of $1,051 and $1,837 at
December 31, 2010 and 2009, respectively	(1,578)	(2,546)
Less: Cost of common stock in treasury; 3,527 shares in 2010 and 2009	(51,852)	(51,852)

Total stockholders’ equity	24,390	47,086

Total liabilities and stockholders’ equity	$875,840	$1,060,084

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands except per share data)	2010	2009
INTEREST INCOME:
Interest and fees from loans	$36,263	$48,614
Federal funds sold	—	8
Interest-bearing deposits	135	67
Investments:
U.S. Treasury	—	18
U.S. Government agencies	8,347	3,233
States and political subdivisions	—	364
Other	54	342

Total interest income	44,799	52,646

INTEREST EXPENSE:
Time deposits of $100 or more	5,068	6,630
Other time and savings deposits	7,708	13,068
Short-term borrowings	552	631
Long-term borrowings	282	895

Total interest expense	13,610	21,224

NET INTEREST INCOME	31,189	31,422
PROVISION FOR LOAN LOSSES	30,832	28,733

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	357	2,689

OTHER INCOME:
Service charges on deposit accounts	4,760	5,423
Other service fees and commissions	288	429
Mortgage banking income	(4)	748
Securities gains	2,403	1,074
Other-than-temporary impairment losses	—	(996)
Other	1,336	2,209

Total other income	8,783	8,887

OTHER EXPENSES:
Salaries and wages	8,661	13,896
Employee benefits	1,596	2,114
Occupancy expense, net	1,706	2,032
Equipment rentals, depreciation and maintenance	1,853	2,317
FDIC assessments	4,485	3,704
Other real estate owned	7,297	10,254
Other	7,996	8,679

Total other expenses	33,594	42,996

LOSS BEFORE INCOME TAX BENEFIT	(24,454)	(31,420)
INCOME TAX BENEFIT	(790)	(5,800)

NET LOSS	$(23,664)	$(25,620)

Net loss per share — basic and diluted	$(1.53)	$(1.66)
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)	2010	2009
NET LOSS	$(23,664)	$(25,620)

ITEMS OF OTHER COMPREHENSIVE LOSS:
Items of other comprehensive loss, before tax:
Change in unrealized losses on securities available for sale	(649)	(4,713)
Reclassification adjustment for available for sale securities gains (losses) included in net income	2,403	(404)
Prior service cost and net actuarial loss — SERP	—	2,526

Other comprehensive income (loss), before tax	1,754	(2,591)
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(786)	2,129
Change in deferred income taxes related to prior service cost and net actuarial loss — SERP	—	(1,007)

Items of other comprehensive income (loss), net of tax	968	(1,469)

COMPREHENSIVE LOSS	$(22,696)	$(27,089)

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands except per share data)	2010	2009
COMMON STOCK, $1.00 par value
At beginning of year	$18,981	$18,981

At end of year	18,981	18,981

ADDITIONAL PAID-IN CAPITAL
At beginning of year	30,195	30,190
Stock-based compensation expense	—	5

At end of year	30,195	30,195

RETAINED EARNINGS
At beginning of year	52,308	77,928
Net loss	(23,664)	(25,620)

At end of year	28,644	52,308

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED INCOME TAXES
At beginning of year	(2,546)	(1,077)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	968	(2,988)
Net change in prior service cost and net actuarial loss — SERP, net of deferred income taxes	—	1,519

At end of year	(1,578)	(2,546)

COST OF COMMON STOCK IN TREASURY
At beginning of year	(51,852)	(51,852)

At end of year	(51,852)	(51,852)

Total stockholders’ equity	$24,390	$47,086

Shares issued:
At beginning of year	18,981	18,981

At end of year	18,981	18,981

Common shares in treasury:
At beginning of year	(3,527)	(3,527)

At end of year	(3,527)	(3,527)

Total shares outstanding	15,454	15,454

See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)	2010	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,664)	$(25,620)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,401	1,753
Provision for loan losses	30,832	28,733
Investment security premium amortization, net	1,537	1,160
Acquisition premium amortization, net	—	143
Gains on sales or calls of securities available for sale	(2,403)	(592)
Gains on sales or calls of securities held to maturity	—	(482)
Impairment losses on securities	—	996
Originations of loans held for sale	—	(82,177)
Proceeds from loans held for sale	—	99,924
Gains on loans held for sale	—	(977)
Loss on disposal or sale of premises	517	1,267
Loss on disposal or sale of equipment	—	129
Loss on writedowns or sale of other real estate	5,593	7,816
Decrease in accrued interest receivable	579	62
Decrease in accrued interest payable	(655)	(1,049)
Decrease (increase) in other assets	4,150	(234)
Decrease in other liabilities	(683)	(5,866)

Net cash provided by operating activities	17,204	24,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, calls and paydowns of securities available for sale	80,466	54,370
Proceeds from sales, maturities, calls and paydowns of securities held to maturity	—	24,103
Proceeds from sales of securities available for sale	209,688	173,748
Purchases of securities available for sale	(351,718)	(366,274)
Net decrease in loans	166,120	125,443
Proceeds from sale of bank owned life insurance	—	28,149
Capital expenditures	(28)	—
Proceeds from sales of fixed assets	—	374
Proceeds from sales of other real estate	12,416	7,731

Net cash provided by investing activities	116,944	47,644

See notes to consolidated financial statements.
(Continued on next page)

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	(Concluded from previous page)
YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market and savings deposits	$(48,618)	$(64,349)
Net increase (decrease) in time deposits	(95,680)	39,132
Net decrease in overnight and short-term borrowings	(2,000)	(28,947)
Net increase (decrease) in long-term borrowings	(14,000)	5,925

Net cash used in financing activities	(160,298)	(48,239)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(26,150)	24,391

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,374	48,983

CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,224	$73,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the year for:
Interest	$14,265	$22,273
Income tax refunded	(790)	(7,841)
Noncash investing and financing activities:
Transfer from loans to other real estate owned	16,379	21,977
See notes to consolidated financial statements.

BANK OF GRANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
BASIS OF PRESENTATION — The consolidated financial statements include the accounts of Bank of Granite Corporation and its wholly owned subsidiaries, Bank of Granite and Granite Mortgage, Inc., which ceased mortgage originations during 2009. All significant intercompany accounts and transactions have been eliminated. Certain amounts for periods prior to December 31, 2010 have been reclassified to conform to the presentation for the period ended December 31, 2010.
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
CASH AND CASH EQUIVALENTS — Cash and cash equivalents include cash on hand, amounts due from banks, and short-term interest-bearing deposits.
INVESTMENT SECURITIES — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. Gains and losses on available for sale securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. All held to maturity investments were sold in 2009 as part of the balance sheet restructuring.
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
ALLOWANCE FOR LOAN LOSSES — The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses in the portfolio at the date of the financial statements. Management’s determination of a reasonable loan loss allowance is based on ongoing quarterly assessments of the collectibility and historical loss experience of the loan portfolio. The Company also evaluates other factors and trends in the economy related to specific loan groups in the portfolio, trends in delinquencies and results of periodic loan reviews. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. Unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses. Also see Note 5, “Allowance for Loan Losses.”
OTHER REAL ESTATE OWNED — Real estate acquired by foreclosure is stated at the lower of cost or fair value. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income as a component of other expenses.
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
EMPLOYEE BENEFIT PLANS — During 2010 and 2009, there were no Company contributions to the Bank’s tax-qualified profit-sharing retirement plan, the Bank’s non-tax qualified profit-sharing supplemental executive retirement plan, and the Bank’s non-tax qualified and unfunded Salary Continuation Plan. In October 2009, the Company curtailed the Bank’s Salary Continuation Plan and froze all service benefits as of October 31, 2009. The projected benefit obligation will accrete to the retirement date of each of the 17 active participants at the discount rate set forth in the Plan and determined each year.
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
STOCK-BASED COMPENSATION — The Company complies with the accounting standard Stock Compensation to account for share-based compensation to employees, recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company plan stipulates that option prices are established at market value on the grant date. Options generally vest and become exercisable over a five year period at the rate of 20%, beginning one year from the date of the grant.
NEW ACCOUNTING STANDARDS — In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for the presentation on fair value disclosures. The new guidance requires disclosures about inputs and valuation techniques for Level 2 and 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until January 1, 2011.
In July 2010, the FASB issued an update to the accounting standards governing the disclosures associated with credit quality and the allowance for loan losses. This new guidance requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan losses. In January 2011, the FASB issued a deferral of the effective date for troubled debt disclosures included in this update for public companies, with an anticipated effective date for interim and annual reporting periods ending after June 15, 2011. The remaining disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it has increased the amount of disclosures in the notes to the consolidated financial statements.
In the third quarter of 2010, the SEC amended its rules and forms to reflect the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permanently exempts non-accelerated filers from the requirement of Section 404 (b) of the Sarbanes-Oxley Act to include in annual reports filed with the SEC the auditor’s attestation report on management’s assessment of internal control over financial reporting. This rule was effective September 21, 2010, and the Company’s 2010 annual reporting is subject to the exemption.

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
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; reducing salaries and certain other noninterest expenses; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009 and 2010. The operating loss for the year ended December 31, 2010 and the continuing level of problem loans have further eroded capital levels from December 31, 2009. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Banking regulators classify a bank as “critically undercapitalized” if it fails to meet a 2% capital leverage ratio. Under “prompt corrective action”, a critically undercapitalized bank must be placed in conservatorship or receivership within 90 days of such determinations unless the FDIC and appropriate regulators determine that other action would protect the deposit insurance fund. Non-compliance with the capital requirements of the Order and the continued erosion of capital in the year ended December 31, 2010 may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner, including potential regulatory receivership.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of December 31, 2010:

	Actual		Minimum Regulatory Requirement
			Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order
Leverage capital	2.83%	2.69%	4.00%	5.00%	8.00%

Risk-based capital:
Tier 1 capital	4.41%	4.21%	4.00%	6.00%	8.00%
Total capital	5.71%	5.51%	8.00%	10.00%	12.00%

3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2010 and 2009 are as follows:

(Table in thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2010:

U. S. Government agencies due:
After 5 years but within 10 years	$41,985	$—	$1,310	$40,675
After 10 years	19,076	123	378	18,821

Total U.S. Government agencies	61,061	123	1,688	59,496

State and local due:
After 5 years but within 10 years	1,265	—	48	1,217
After 10 years	4,165	—	124	4,041

Total state and local	5,430	—	172	5,258

Government agency and other mortgage-backed securities due:
After 10 years	187,741	692	1,622	186,811

Total mortgage-backed securities	187,741	692	1,622	186,811

Others* due:
After 5 years but within 10 years	3,500	39	—	3,539

Total others	3,500	39	—	3,539

Total available for sale	$257,732	$854	$3,482	$255,104

*	Others include corporate bonds
Sales and calls of securities available for sale for the year ended December 31, 2010 resulted in proceeds of $253.7 million, $2.6 million in realized gains and $176 thousand in realized losses. There were no sales or calls of securities held to maturity in 2010.
As of December 31, 2010, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $2.6 million, net of deferred income tax benefit of $1.1 million, related to securities available for sale.

(Table in thousands)	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2009:

U. S. Government agencies due:
Within 1 year	$1,539	$9	$—	$1,548
After 1 year but within 5 years	38,172	—	1,434	36,738
After 5 years but within 10 years	4,000	—	235	3,765

Total U.S. Government agencies	43,711	9	1,669	42,051

Government agency and other mortgage-backed securities due:
After 10 years	150,738	192	3,099	147,831

Total mortgage-backed securities	150,738	192	3,099	147,831

Others*:
Equity securities	853	186	—	1,039

Total others	853	186	—	1,039

Total available for sale	$195,302	$387	$4,768	$190,921

*	Others include investments in common stocks, preferred stocks and mutual funds.
Sales and calls of securities available for sale for the year ended December 31, 2009 resulted in proceeds of $190.6 million, $957 thousand realized gains and $541 thousand realized losses. Calls of securities held to maturity resulted in no gains or losses in 2009. The amortized cost of certain equity securities were written down $582 thousand in 2009, and certain debt securities were written down $414 thousand in 2009, for credit related declines in value deemed to be other than temporary, resulting in a charge to earnings. At December 31, 2009, the Company only had one security held on which previous other than temporary impairment was taken in the amount of $288 thousand.
As of December 31, 2009, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $4.4 million, net of deferred income tax benefit of $1.8 million, related to securities available for sale.
The following is the amortized cost and fair value of other investment securities:

	Amortized	Gross Unrealized		Fair
(Table in thousands)	Cost	Gains	Losses	Value
December 31, 2010
Federal Home Loan Bank stock	$3,565	$—	$—	$3,565

December 31, 2009
Federal Home Loan Bank stock	$3,914	$—	$—	$3,914

The Company has determined that the investment in Federal Home Loan Bank stock of $3.6 million is not other than temporarily impaired as of December 31, 2010 and ultimate recoverability of the par value of these investments is probable. The Company is required to pledge securities for public deposits and Federal Home Loan Bank advances. These pledged requirements were approximately $60.0 million at December 31, 2010.
Securities with unrealized losses at December 31, 2010 and 2009 not recognized in income, all of which have been in a loss position less than 12 months were as follows:

	December 31, 2010		December 31, 2009
(Table in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than 12 months:
U.S. Government agencies	$54,697	$1,688	$40,503	$1,669
State and Local	5,257	172	—	—
Government agency and other mortgage-backed securities	116,940	1,622	124,311	3,099

Total temporarily impaired	$176,894	$3,482	$164,814	$4,768

Securities in an unrealized loss position at December 31, 2010 and 2009, were 31 and 19 individual securities, respectively.
Declines in the fair value of available-for-sale securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of unrealized loss.
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
4. LOANS
Loans are made primarily to customers in the Company’s market areas. Loans at December 31, 2010 and 2009, classified by segment, are as follows:

(Table in thousands)	2010	2009
Real estate — construction	$26,920	$59,701
Real estate — mortgage, commercial	413,761	511,771
Commercial and industrial	69,334	143,011
Consumer	52,443	61,186

	562,458	775,669
Deferred origination fees, net	(334)	(650)

Total	$562,124	$775,019

Nonperforming assets at December 31, 2010 and 2009 are as follows:

(Table in thousands)	2010	2009
Nonaccrual loans	$40,577	$36,542
Restructured loans — nonaccrual	21,692	16,598

Total nonperforming loans	62,269	53,140
Foreclosed properties	11,605	13,235

Total nonperforming assets	$73,874	$66,375

Loans 90 days or more and still accruing interest	$7,466	$1,195

Impaired loans with related loan loss allowance	$50,081	$28,822
Impaired loans without related loan loss allowance	7,919	10,090

Total investment in impaired loans	$58,000	$38,912

Loan loss allowance related to impaired loans	$11,563	$7,715

Average recorded balance of impaired loans	$48,456	$34,025

If interest from nonaccrual loans had been recognized in accordance with the original terms of the loans, interest income would have been approximately $3.5 million in 2010 and $2.8 million in 2009, respectively. Interest income recognized on nonaccrual loans for 2010 and 2009 was immaterial in each period.
Changes in foreclosed properties for years ended December 31, 2010 and 2009 are as follows:

(Table in thousands)	2010	2009
Balance at beginning of year	$13,235	$6,805
Additions	16,379	21,977
Proceeds from sale	(12,416)	(7,731)
Write-downs and net loss on sale	(5,593)	(7,816)

Balance at end of year	$11,605	$13,235

Directors and officers of the Company and companies with which they are affiliated are customers of and borrowers from the Bank in the ordinary course of business. At December 31, 2010 and 2009, directors’ and principal officers’ direct and indirect indebtedness to the Bank was an aggregate amount of $4.3 million and $4.7 million, respectively. During 2010, additions to such loans were $0.9 million and repayments totaled $1.3 million. In the opinion of management, these loans do not involve more than normal risk of collectibility, nor do they present other unfavorable features.

5. ALLOWANCE FOR LOAN LOSSES
The Bank lends primarily in North Carolina. As of December 31, 2010, a substantial majority of the principal amount of the loans in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the allowance for loan losses. Management believes the allowance for loan losses is a reasonable estimation of the probable losses incurred on loans at each balance sheet date.
Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 are as follows:

(Table in thousands)	2010	2009
Balance at beginning of year	$27,837	$24,806
Provision for loan losses	30,832	28,733
Loans charged off	(33,379)	(28,729)
Recoveries on loans previously charged off	2,983	3,027

Balance at end of year	$28,273	$27,837

Allowance as a percentage of loans	5.03%	3.59%
The credit quality indicator presented for all segments (except Consumer) within the loan portfolio is a widely-used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:
Pass - Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.
Special Mention - A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified Substandard.
Impaired - A loan is graded Impaired when it is probable that the loan will not be collected in accordance with its terms. All Impaired loans are placed on nonaccrual and evaluated quarterly for the appropriate level of impairment.
Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Impaired are considered Classified.
The following table presents loan balances by credit quality indicator as of December 31, 2010:

	Pass	Special Mention	Substandard
(Table in thousands)	(Ratings 1-4)	(Rating 5)	(Rating 6-8)	Impaired	Total
Real estate -
Construction	$4,948	$3,085	$2,213	$16,674	$26,920
Mortgage	234,742	75,264	66,034	37,721	413,761
Commercial and industrial	46,728	8,229	10,772	3,605	69,334
Consumer	48,486	2,114	1,843	—	52,443

Total	$334,904	$88,692	$80,862	$58,000	$562,458

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

		Real Estate
	Real Estate	Mortgage,	Commercial		Total
(Table in thousands)	Construction	Commercial	and Industrial	Consumer	(1)
Allowance for loan losses:
Balance at January 1, 2010	$5,391	$18,540	$3,304	$602	$27,837
Charge-offs	(7,333)	(16,836)	(8,481)	(729)	(33,379)
Recoveries	503	999	1,375	106	2,983
Provision	5,101	16,825	7,016	520	29,462
Unallocated	—	—	—	—	1,370

Balance at December 31, 2010	$3,662	$19,528	$3,214	$499	$28,273

(1)	Total includes $390 thousand unallocated at December 31, 2009.
The following table presents loans on nonaccrual status by loan segment at December 31, 2010:

(Table in thousands)
Real estate — construction	$17,785
Real estate — mortgage, commercial	40,504
Commercial and industrial	3,797
Consumer	183

Total	$62,269

The following table presents an aging analysis of loans as of December 31, 2010:

		Real Estate
	Real Estate	Mortgage,	Commercial
(Table in thousands)	Construction	Commercial	and Industrial	Consumer	Total
Past Due:
1-29 Days	$1,052	$44,119	$9,057	$3,815	$58,043
30-89 Days	—	20,529	1,240	548	22,317
90 or More Days	—	6,842	624	—	7,466

Total Past Due	1,052	71,490	10,921	4,363	87,826

Current	8,083	301,767	54,616	47,897	412,363
Nonaccrual	17,785	40,504	3,797	183	62,269

Total Loans	$26,920	$413,761	$69,334	$52,443	$562,458

The following table presents impaired loan information as of December 31, 2010:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
(Table in thousands)	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate — construction	$1,409	$2,089	$—	$2,438
Real estate — mortgage, commercial	5,889	7,184	—	6,723
Commercial and industrial	621	768	—	681

Total	$7,919	$10,041	$—	$9,842

With an allowance recorded:
Real estate — construction	$15,265	$16,121	$3,175	$12,609
Real estate — mortgage, commercial	31,832	32,621	7,079	23,848
Commercial and industrial	2,984	3,221	1,309	2,157

Total	$50,081	$51,963	$11,563	$38,614

Total:
Real estate — construction	$16,674	$18,210	$3,175	$15,047
Real estate — mortgage, commercial	37,721	39,805	7,079	30,571
Commercial and industrial	3,605	3,989	1,309	2,838

Total	$58,000	$62,004	$11,563	$48,456

6. PREMISES AND EQUIPMENT
Summaries of premises and equipment at December 31, 2010 and 2009 are as follows:

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2010:

Land	$3,697	$—	$3,697
Buildings	12,008	5,108	6,900
Leasehold improvements	690	417	273
Furniture and equipment	15,952	14,329	1,623
Capitalized leases	1,959	786	1,173

Total	$34,306	$20,640	$13,666

Included in buildings are assets with a carrying value of $2.6 million that are currently held for sale for which the Company has taken impairment charges of $1.5 million.

			Premises and
		Accumulated	Equipment,
(Table in thousands)	Cost	Depreciation	Net
At December 31, 2009:

Land	$3,706	$—	$3,706
Buildings	12,514	4,833	7,681
Leasehold improvements	690	366	324
Furniture, equipment and vehicles	15,924	13,471	2,453
Capitalized leases	1,959	567	1,392

Total	$34,793	$19,237	$15,556

7. INCOME TAXES
The Company has determined that sufficient evidence to support the future realization of deferred tax assets is not determinable, and a valuation reserve is established to offset net deferred tax assets. As a result, any change in deferred tax assets will be offset by changes in the valuation reserve ($10.7 million in 2010 and $3.3 million in 2009), and the Company will not record tax expense or tax benefit (except for legislative changes) until positive operating results utilize all existing tax loss carryforwards and supports the partial or full reinstatement of the deferred tax assets.
The passage of the Worker, Homeownership and Business Assistance Act of 2009 (the Act) in November 2009 provided that small companies who had not received TARP could carryback tax losses from 2008 or 2009 to previously closed years extending to 2003. As a result, the Company was able to carryback 2009 partial tax losses and recover approximately $5.8 million which is reflected in 2009 as a current benefit in the Consolidated Financial Statements. There are no additional loss carrybacks available.
The Company has approximately $25.7 million federal tax loss carryforwards expiring in years through 2031 and $46.1 million state tax loss carryforwards expiring in years through 2025.
The components of income tax expense (benefit) for the years ended December 31, 2010 and 2009 follow.

(Table in thousands)	2010	2009
Income tax expense (benefit)
Current	$(790)	$(5,800)
Deferred	—	—

Total	$(790)	$(5,800)

Changes in deferred taxes of approximately $786 thousand and $2.1 million related to unrealized gains and losses on securities available for sale during 2010 and 2009, respectively, were allocated to other comprehensive income in the respective years.
Reconciliations of reported income tax expense for the years ended December 31, 2010 and 2009 to the amount of tax expense (benefit) computed by multiplying income before income taxes by the statutory federal income tax rate follows.

(Table dollars in thousands)	2010	2009
Statutory federal income tax rate	35%	35%

Tax expense (benefit) at statutory rate	$(8,559)	$(10,997)
Increase (decrease) in income taxes resulting from:
Redemption of investment in BOLI	—	1,711
Deferred tax asset valuation allowance	10,702	3,284
Other, net	(2,933)	202

Income tax expense (benefit)	$(790)	$(5,800)

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$10,822	$—	$10,822
Deferred compensation	634	—	634
Operating loss and capital carryforwards	13,061	—	13,061
Other real estate writedowns	1,437	—	1,437
Other, net	1,613	(581)	1,032
Deferred tax asset valuation allowance	(26,986)	—	(26,986)
Unrealized losses on securities available for sale	1,051	—	1,051

Total	$1,632	$(581)	$1,051

	December 31, 2009
(Table in thousands)	Assets	Liabilities	Total
Excess book over tax bad debt expense	$10,520	$—	$10,520
Deferred compensation	792	—	792
Excess tax over book loan income	969	—	969
Operating loss and capital carryforwards	2,601	—	2,601
Other real estate writedowns	2,237	—	2,237
Other, net	260	(1,095)	(835)
Deferred tax asset valuation allowance	(16,284)	—	(16,284)
Unrealized losses on securities available for sale	1,836	—	1,836

Total	$2,931	$(1,095)	$1,836

8. STOCK OPTIONS
At December 31, 2010 and 2009, 20,486 and 50,327 shares of common stock, respectively, were reserved for stock options outstanding under the Company’s stock option plans. Shares available for grants under the Company’s stock option plans were 749,500 shares at December 31, 2010. Option prices are established at market value on the dates granted by the Board of Directors.
A summary of the status of the Company’s incentive stock option plans at December 31, 2010 and 2009 and changes during the years then ended are presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	50,327	$10.46	90,612	$11.00
Expired, forfeited or canceled	29,841	11.80	40,285	11.68

Outstanding at end of year	20,486	$8.52	50,327	$10.46

Options exercisable at end of year	19,786	$8.30	44,902	$10.60

Options granted become exercisable in accordance with the vesting schedule specified by the Board of Directors in the grant. In general, options become exercisable over a five-year period at the rate of 20% per year beginning one-year from the date of grant. The exercise price of all outstanding stock options substantially exceeds the market value of Company common stock for all 2010 and 2009 periods.

9. LEASES
LESSEE — CAPITALIZED — The Company’s subsidiaries lease certain premises under capitalized lease agreements. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are included in other liabilities on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment as of December 31, 2010 is $2.0 million as the capitalized cost of these leases and accumulated amortization of approximately $786 thousand.
As of December 31, 2010, future minimum lease payments under noncancelable capitalized leases are as follows:

(Table in thousands)
Year	Payments
2011	$444
2012	442
2013	357
2014	314
2015	314
2016 and thereafter	1,141

Total minimum lease payments	3,012
Less amount representing interest	(1,528)

Present value of net minimum lease payments	$1,484

LESSEE — OPERATING — The Company’s subsidiaries lease certain premises and equipment under operating lease agreements. As of December 31, 2010, future minimum lease payments under noncancelable operating leases are as follows:

(Table in thousands)
Year	Payments
2011	$95
2012	60

Total	$155

Rental expense charged to operations under all operating lease agreements was approximately $101 thousand and $249 thousand for the years ended December 31, 2010 and 2009, respectively.
10. OVERNIGHT AND SHORT-TERM BORROWED FUNDS
Short-term borrowed funds are summarized as follows:

	December 31,
(Table in thousands)	2010	2009
Short-term borrowings

Bank of Granite:
Short-term borrowings from the Federal Home Loan Bank	$18,000	$20,000

Total short-term borrowings	$18,000	$20,000

A summary of selected data related to overnight and short-term borrowed funds follows:
Overnight borrowings

	December 31,
(Table dollars in thousands)	2010	2009
Balance outstanding at end of year	$—	$—
Maximum outstanding at any month-end during the year	—	16,278
Average daily balance outstanding during the year	—	11,240
Average interest rate during the year	N/A	1.09%
Average interest rate at end of year	N/A	N/A
Short-term borrowings

	December 31,
(Table dollars in thousands)	2010	2009
Balance outstanding at end of year	$18,000	$20,000
Maximum outstanding at any month-end during the year	28,000	46,059
Average daily balance outstanding during the year	23,603	21,628
Average interest rate during the year	2.34%	3.17%
Average interest rate at end of year	2.35%	2.62%
11. LONG-TERM BORROWINGS
Long-term borrowings are summarized as follows:

	December 31,
(Table in thousands)	2010	2009
Bank of Granite:
Federal Home Loan Bank convertible advance at 5.22% due March 9, 2011 callable on or after March 9, 2006	$—	$3,000
Federal Home Loan Bank fixed rate credit at 1.88% due January 31, 2011	—	5,000
Federal Home Loan Bank fixed rate credit at 3.79% due May 31, 2011	—	1,000
Federal Home Loan Bank fixed rate credit at 2.18% due July 29, 2011	—	5,000
Federal Home Loan Bank fixed rate credit at 2.41% due January 30, 2012	5,000	5,000
Federal Home Loan Bank fixed rate credit at 4.04% due May 30, 2012	1,000	1,000

Total long-term borrowings	$6,000	$20,000

12. MATURITIES OF TIME DEPOSITS
Principal maturities of the Bank’s time deposits as of December 31, 2010 are as follows:

(Table in thousands)
Year	Maturities
2011	$376,564
2012	31,922
2013	13,743
2014	18,617
2015	34

Total	$440,880

13. BASIC EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock.

(Table in thousands except per share data)	2010	2009
BASIC LOSS PER SHARE
Net loss	$(23,664)	$(25,620)

Divide by: Weighted average shares outstanding	15,454	15,454

Basic loss per share	$(1.53)	$(1.66)

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
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of December 31, 2010:

		Adequately	Well
Consolidated	Actual	Capitalized	Capitalized
As of December 31, 2010
Tier I capital to average assets	2.83%	4.00%	5.00%
Tier I capital to risk weighted assets	4.41%	4.00%	6.00%
Total capital to risk weighted assets	5.71%	8.00%	10.00%

As of December 31, 2009
Tier I capital to average assets	4.84%	4.00%	5.00%
Tier I capital to risk weighted assets	6.44%	4.00%	6.00%
Total capital to risk weighted assets	7.73%	8.00%	10.00%

		Adequately	Well
Bank Only	Actual	Capitalized	Capitalized
As of December 31, 2010
Tier I capital to average assets	2.69%	4.00%	5.00%
Tier I capital to risk weighted assets	4.21%	4.00%	6.00%
Total capital to risk weighted assets	5.51%	8.00%	10.00%

As of December 31, 2009
Tier I capital to average assets	4.66%	4.00%	5.00%
Tier I capital to risk weighted assets	6.19%	4.00%	6.00%
Total capital to risk weighted assets	7.48%	8.00%	10.00%
See Note 2, “Regulatory Matters and Going Concern Considerations” for further discussion on regulatory capital matters.
15. FAIR VALUE MEASUREMENTS AND DISCLOSURES
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
The following table reflects investment securities available for sale measured at fair value on a recurring basis at December 31, 2010 and 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Table in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
U.S. Government agencies	$59,496	$—	$59,496	$—
State and local	5,258	—	$5,258	—
GNMA Mortgage-backed securities	186,811	—	186,811	—
Corporate bonds	3,539	—	3,539	—

Total investment securities available for sale	$255,104	$—	$255,104	$—

December 31, 2009
U.S. Government agencies	$42,051	$—	$42,051	$—
GNMA Mortgage-backed securities	147,831	—	147,831	—
Equities	1,039	1,039	—	—

Total investment securities available for sale	$190,921	$1,039	$189,882	$—

Impaired Loans
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting standards for fair value measurements and disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When appraised values are used, or management determines the fair value of the collateral is impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3. At December 31, 2010, all impaired loan values were determined to be Level 3 measurements.
Other Real Estate Owned
Other real estate owned by the Bank resulting from foreclosures is estimated at the fair value of the collateral based on a current appraised value or other management estimate and is recorded as nonrecurring Level 3. At December 31, 2010, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following table reflects certain loans and other real estate measured at fair value on a nonrecurring basis at December 31, 2010 and 2009:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Table in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Impaired loans (1)	$45,705	$—	$—	$45,705
Other real estate owned	11,605	—	—	11,605

Total assets	$57,310	$—	$—	$57,310

December 31, 2009
Impaired loans (1)	$26,788	$—	$—	$26,788
Other real estate owned	13,235	—	—	13,235

Total assets	$40,023	$—	$—	$40,023

(1)	Net of reserves and loans carried at cost.

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Condensed financial data for Bank of Granite Corporation (parent company only) follows:

Condensed Balance Sheets	December 31,
(In thousands)	2010	2009
Assets:
Cash and cash equivalents	$543	$343
Investment in subsidiary bank at equity	23,201	45,151
Investment in subsidiary mortgage bank at equity	108	1,592
Other	538	—

Total	$24,390	$47,086

Liabilities and Stockholders’ Equity:
Stockholders’ equity	$24,390	$47,086

Total	$24,390	$47,086

Condensed Results of Operations	For the Years Ended December 31,
(In thousands)	2010	2009
Equity in loss of subsidiary bank:
Loss retained	$(23,418)	$(22,948)
Equity in loss of subsidiary mortgage bank:
Dividends	1,374	2,953
Loss retained	(1,483)	(5,073)
Income (expenses), net	(137)	(552)

Net loss	$(23,664)	$(25,620)

Condensed Cash Flow	For the Years Ended December 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(23,664)	$(25,620)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in losses of subsidiaries	24,402	25,068
Stock-based compensation expense	—	5
Premium amortization and discount accretion, net	—	(1)
Gains on sales or calls of securities available for sale	—	(174)
Impairment losses on securities	—	478
Decrease in accrued interest receivable	—	32
Increase in other assets	(538)	—
Decrease in other liabilities	—	(4)

Net cash provided (used) by operating activities	200	(216)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	2,348

Net cash provided by investing activities	—	2,348

Cash flows from financing activities:
Net decrease in overnight and short-term borrowings	—	(15,169)

Net cash used by financing activities	—	(15,169)

Net increase (decrease) in cash	200	(13,037)
Cash at beginning of year	343	13,380

Cash at end of year	$543	$343

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$139
Noncash investing and financing activities:
In-kind dividend from subsidiary mortgage bank	500	2,953

17. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiaries are parties to financial instruments in the ordinary course of business. The Bank routinely enters into commitments to extend credit and issues standby letters of credit in order to meet the financing needs of its customers.

	December 31,
(Table in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$77,268	$106,122
Standby letters of credit	1,262	2,967
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

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Table in thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$47,224	$47,224	$73,374	$73,374
Investment securities	255,104	255,104	190,921	190,921
Bank owned life insurance	4,320	4,320	4,106	4,106
Loans (1)	533,851	536,000	747,182	752,000
Market risk/liquidity adjustment	—	(30,000)	—	(40,000)
Net loans	533,851	506,000	747,182	712,000

Liabilities:
Demand deposits	381,427	381,427	430,045	430,045
Time deposits	440,880	441,000	536,560	539,000
Short-term borrowings	18,000	18,000	20,000	20,000
Long-term borrowings	6,000	6,000	20,000	21,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
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
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2010 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at the end of 2010 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 3% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of December 31, 2010. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

The book values of cash and due from banks, interest-bearing deposits, accrued interest receivable, short-term borrowings, accrued interest payable and other liabilities are considered to be equal to fair values as a result of the short-term nature of these items. The fair values of investment securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of time deposits, other borrowings, commitments and guarantees is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.
Demand deposits are shown at their face value.
ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants on accounting and financial disclosures as described in Item 304 of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•	All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B — OTHER INFORMATION
The 2011 Annual Meeting of Stockholders has been rescheduled for Monday, May 16, 2011, at 10:30 a.m. local time at the Crowne Plaza, 1385 Lenoir Rhyne Boulevard, S.E. in Hickory, North Carolina.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2011 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Information About the Board of Directors and Committees of the Board,” “Directors/Nominees and Nondirector Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Ethics Policy.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2011 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Summary Compensation Table,” “Grant of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” “Option Exercises and Stock Vested,” “Salary Continuation Plan,” and “Potential Payments Upon Termination or Change of Control.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2011 ANNUAL MEETING OF STOCKHOLDERS, under the captions “Principal Holders of Voting Securities,” “Directors/Nominees and Nondirector Executive Officers” and “Potential Payments Upon Termination or Change of Control.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
The following table sets forth information as of December 31, 2010, regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of		(c) Number of Securities
	Securities To Be	(b) Weighted-	Remaining Available for
	Issued Upon Exercise	Average Exercise	Future Issuance Under
	Of Outstanding	Price Of	Equity Compensation
	Options, Warrants	Outstanding	Plans
	and	Options, Warrants	(excluding securities
	Rights	and Rights	reflected in column (a))
Equity compensation plans —
Approved by security holders	20,486	$8.52	749,500
Not approved by security holders	-0-	n/a	n/a

Total	20,486	$8.52	749,500

We suspended our common stock repurchase plan in 2007, which we historically used to (1) reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter ended December 31, 2010.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our definitive proxy materials to be filed in connection with our 2011 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Information About the Board of Directors and Committees of the Board” and “Transactions With Officers and Directors.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our definitive proxy materials filed in connection with our 2011 ANNUAL MEETING OF STOCKHOLDERS, under the caption “Ratification of Selection of Accountants.” The information required by this item contained in such definitive proxy materials is incorporated herein by reference.

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

4.	Instruments defining the rights of holders

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) on April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto).

10.	Material Contracts

10.1	Bank of Granite Employees’ Savings & Profit Sharing Plan and Trust, as amended, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-102383) on January 7, 2003, is incorporated herein by reference.

10.2	Written Description of Director Compensation pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K, dated August 24, 2009, filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is incorporated herein by reference.

10.3	Bank of Granite Corporation’s 2007 Stock Incentive Plan, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 9, 2007, is incorporated herein by reference.**

10.4	Summary of Agreement between Bank of Granite and Jerry A. Felts, Chief Operating Officer and Chief Financial Officer, effective as of July 1, 2009, filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is incorporated herein by reference.**

10.5	Form of Amended and Restated Bank of Granite Salary Continuation Plan, effective January 1, 2008 filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, is incorporated herein by reference.**

10.6	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and R. Scott Anderson, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, is incorporated herein by reference.**

10.7	Amended and Restated Change of Control Agreement, dated December 19, 2008, between the Company and D. Mark Stephens, filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is incorporated herein by reference.**

10.8	Stipulation and Consent between Bank of Granite and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and related Order to Cease and Desist, filed as Exhibit 10.1 to our Current Report on Form 8-K, dated August 27, 2009, is incorporated herein by reference.

10.9	Amendment to Bank of Granite Salary Continuation Plan, effective November 1, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K, dated October 30, 2009, is incorporated herein by reference.**

14.	Ethics Policy, dated March 8, 2004, filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

21.	Subsidiaries of the Registrant

The information required by this item is also set forth under Item 8, Note 1, “Summary of Significant Accounting Policies.”

23.1	Consent of Dixon Hughes PLLC

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION
By:	/s/ R. Scott Anderson
R. Scott Anderson
Chief Executive Officer March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Anderson	Chief Executive Officer and President	March 31, 2011
R. Scott Anderson

/s/ Jerry A. Felts	Chief Operating Officer and	March 31, 2011
Jerry A. Felts	Chief Financial Officer

/s/ John N. Bray	Chairman and Director	March 31, 2011
John N. Bray

/s/ R. Scott Anderson	Director	March 31, 2011
R. Scott Anderson

/s/ Joseph D. Crocker	Director	March 31, 2011
Joseph D. Crocker

/s/ Leila N. Erwin	Director	March 31, 2011
Leila N. Erwin

/s/ Paul M. Fleetwood, III	Director	March 31, 2011
Paul M. Fleetwood, III

/s/ Hugh R. Gaither	Director	March 31, 2011
Hugh R. Gaither

/s/ Boyd C. Wilson, Jr.	Director	March 31, 2011
Boyd C. Wilson, Jr.

Bank of Granite Corporation
Exhibit Index

Begins
Exhibit		on Page
3.1	Bank of Granite Corporation’s Certificate of Incorporation	*

3.2	Bank of Granite Corporation’s Bylaws	*

4.1	Form of stock certificate	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation	*

10.1	Bank of Granite Employees’ Savings & Profit Sharing Plan and Trust	*

10.2	Written Description of Director Compensation	*

10.3	Bank of Granite Corporation’s 2007 Stock Incentive Plan**	*

10.4	Summary of Agreement between Bank of Granite and Jerry A. Felts**	*

10.5	Form of Amended and Restated Bank of Granite Salary Continuation Plan**	*

10.6	Amended and Restated Change of Control Agreement between the Company and R. Scott Anderson**	*

10.7	Amended and Restated Change of Control Agreement between the Company and D. Mark Stephens**	*

10.8	Stipulation and Consent between Bank of Granite and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and related Order to Cease and Desist	*

10.9	Amendment to Bank of Granite Salary Continuation Plan**	*

14	Ethics Policy	*

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference

**	Management compensatory plan or arrangement