Form 10-Q
period 2011-03-31
BANK OF GRANITE CORP
filed 2011-05-13
CIK 810689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Common stock, $1.00 par value
15,454,641 shares outstanding as of April 30, 2011

Item 1. Financial Statements
Bank of Granite Corporation
Condensed Consolidated Balance Sheets
     (In thousands except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents:
Cash and due from banks	$50,073	$45,982
Interest-bearing deposits	2,289	1,242

Total cash and cash equivalents	52,362	47,224

Investment securities:
Available for sale, at fair value	250,791	255,104

Loans	521,399	562,124
Allowance for loan losses	(25,175)	(28,273)

Net loans	496,224	533,851

Premises and equipment, net	12,735	13,666
Accrued interest receivable	3,262	3,338
Other real estate owned	15,414	11,605
Other assets	10,231	11,052

Total assets	$841,019	$875,840

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$699,732	$729,962
Noninterest-bearing	90,478	92,345

Total deposits	790,210	822,307
Short-term borrowings	23,000	18,000
Long-term borrowings	1,000	6,000
Accrued interest payable	865	1,046
Other liabilities	3,682	4,097

Total liabilities	818,757	851,450

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized - 25,000 shares
Issued - 18,981 shares in 2011 and 2010
Outstanding - 15,454 shares in 2011 and 2010	18,981	18,981
Additional paid-in capital	30,195	30,195
Retained earnings	26,852	28,644
Accumulated other comprehensive loss, net of deferred income taxes	(1,914)	(1,578)
Less: Cost of common stock in treasury; 3,527 shares in 2011 and 2010	(51,852)	(51,852)

Total stockholders’ equity	22,262	24,390

Total liabilities and stockholders’ equity	$841,019	$875,840

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Income (Loss)
     (Unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2011	2010
Interest income:
Interest and fees from loans	$7,517	$10,203
Interest-bearing deposits	22	39
Investments:
U.S. Government agencies	2,167	2,026
Other	—	23

Total interest income	9,706	12,291

Interest expense:
Time deposits of $100 or more	817	1,396
Other time and savings deposits	1,331	2,282
Short-term borrowings	104	127
Long-term borrowings	27	121

Total interest expense	2,279	3,926

Net interest income	7,427	8,365
Provision for loan losses	2,005	12,100

Net interest income (loss) after provision for loan losses	5,422	(3,735)

Other income:
Service charges on deposit accounts	972	1,256
Other service fees and commissions	55	84
Securities gains (losses)	(631)	6
Other	288	308

Total other income	684	1,654

Other expenses:
Salaries and wages	2,178	2,215
Employee benefits	396	391
Equipment and occupancy expense, net	807	967
FDIC assessments	975	745
Other real estate owned	836	1,128
Other	2,706	1,816

Total other expenses	7,898	7,262

Net loss	$(1,792)	$(9,343)

Per share amounts:
Net loss — basic and diluted	$(0.12)	$(0.60)
See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Comprehensive Loss
     (Unaudited — in thousands)

	Three Months
	Ended March 31,
	2011	2010
Net loss	$(1,792)	$(9,343)

Items of other comprehensive loss:
Items of other comprehensive income (loss), before tax:
Change in unrealized gains on securities available for sale	69	3,447
Reclassification adjustment for available for sale securities gains (losses) included in net income	(631)	6

Other comprehensive income (loss), before tax	(562)	3,453
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	226	(1,447)

Items of other comprehensive income (loss), net of tax	(336)	2,006

Comprehensive loss	$(2,128)	$(7,337)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
     (Unaudited — in thousands except per share data)

	Three Months
	Ended March 31,
	2011	2010
Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,981

At end of period	18,981	18,981

Additional paid-in capital
At beginning of period	30,195	30,195

At end of period	30,195	30,195

Retained earnings
At beginning of period	28,644	52,308
Net loss	(1,792)	(9,343)

At end of period	26,852	42,965

Accumulated other comprehensive loss, net of deferred income taxes
At beginning of period	(1,578)	(2,546)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(336)	2,006

At end of period	(1,914)	(540)

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$22,262	$39,749

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Condensed Consolidated Statements of Cash Flows
     (Unaudited — in thousands)

	Three Months
	Ended March 31,
	2011	2010
Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net loss	$(1,792)	$(9,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	303	375
Provision for loan losses	2,005	12,100
Investment security premium amortization, net	264	418
Losses (gains) on sales or calls of securities available for sale	631	(6)
Losses on writedowns or sale of other real estate	710	824
Losses on disposal of miscellaneous assets	377	—
Decrease (increase) in other assets	1,048	(123)
Decrease (increase) in accrued interest receivable	76	(335)
Decrease in accrued interest payable	(181)	(160)
Decrease in other liabilities	(415)	(324)

Net cash provided by operating activities	3,026	3,426

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	9,713	16,446
Proceeds from sales of securities available for sale	38,092	10,302
Purchase of securities available for sale	(44,949)	(83,229)
Net decrease in loans	28,930	47,744
Capital expenditures, net of proceeds from sale of miscellaneous assets	251	—
Proceeds from sales of other real estate	2,172	908

Net cash provided by (used in) investing activities	34,209	(7,829)

Cash flows from financing activities:
Net decrease in demand, NOW, money market and savings deposits	(7,770)	(18,999)
Net increase (decrease) in time deposits	(24,327)	3,198
Net increase in short-term borrowings	5,000	5,000
Net decrease in long-term borrowings	(5,000)	(5,000)

Net cash used in financing activities	(32,097)	(15,801)

Net increase (decrease) in cash equivalents	5,138	(20,204)
Cash and cash equivalents at beginning of period	47,224	73,374

Cash and cash equivalents at end of period	$52,362	$53,170

See notes to condensed consolidated financial statements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2011
     (Unaudited)
1. UNAUDITED FINANCIAL STATEMENTS
Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s” ) condensed consolidated balance sheet as of March 31, 2011, and the condensed consolidated statements of income (loss) and comprehensive loss, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2010 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.
Certain amounts for the periods ended March 31, 2010 have been reclassified to conform to the presentation for the periods ended March 31, 2011.
The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.
The consolidated financial statements include the Company’s two wholly owned subsidiaries, Bank of Granite (the “Bank”), a full service commercial bank, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage banking company which ceased mortgage originations during 2009. Because we now operate, manage, and, likewise, direct our corporate governance activities as a single reporting banking segment, we no longer have any reportable segments.
The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the three months ended March 31, 2011 except as described in Note 10 below.
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
March 31, 2011
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
The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity; surrendering bank owned life insurance policies; reorganizing the securities portfolio to minimize the risk and related capital requirements; reducing salaries and certain other noninterest expenses; and curtailing the SERP pension obligation to reduce future expenses. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2009 and 2010. The operating loss for the year ended December 31, 2010 and in the quarter ended March 31, 2011 have further eroded capital levels. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Banking regulators classify a bank as “critically undercapitalized” if it fails to meet a 2% capital leverage ratio. Under “prompt corrective action,” a critically undercapitalized bank must be placed in conservatorship or receivership within 90 days of such determinations unless the FDIC and appropriate regulators determine that other action would protect the deposit insurance fund.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
Non-compliance with the capital requirements of the Order and the continued erosion of capital in the year ended December 31, 2010 and to date may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner, including potential regulatory receivership. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Capital Matters
The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital of not less than 12 percent for the life of the Order.
The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized”, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of March 31, 2011:

			Minimum Regulatory
			Requirement
	Actual		Adequately	Well	Pursuant to
	Consolidated	Bank	Capitalized	Capitalized	Order
Leverage capital ratios	2.80%	2.68%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	4.38%	4.19%	4.00%	6.00%	8.00%
Total capital	5.67%	5.48%	8.00%	10.00%	12.00%
3. RECENT CAPITAL EVENTS
In conjunction with its capital enhancing activities, the Company entered into an Agreement and Plan of Merger with FNB United Corp. (“FNB”) on April 26, 2011. The merger agreement provides that Bank of Granite Corporation shareholders will receive 3.375 shares of FNB’s common stock in exchange for each share of Bank of Granite Corporation common stock they own immediately prior to completion of the merger. The proposed merger is part of a transaction in which The Carlyle Group (“Carlyle”) and Oak Hill Capital Partners (“Oak Hill Capital”) have entered into binding agreements (“The Investment Agreements”) to purchase $155 million of common stock of FNB as part of an expected $310 million capital raise by FNB. The capital raise and the transaction are expected to close before the end of the third quarter.
Completion of the merger and The Carlyle Group and Oak Hill Capital Partners investments are dependent on each other and the satisfactory completion of a number of other conditions, including the exchange of FNB preferred stock held by the U.S. Treasury for FNB common stock on the terms specified in the merger and investment agreements, receipt of regulatory approvals, the approval of the shareholders of both FNB and Bank of Granite, FNB United raising $310 million inclusive of The Carlyle Group and Oak Hill Capital Partners investments, the board and management structure referenced in the agreements, receipt of advice that the private placement investments will not impair FNB United’s existing net operating loss deferred tax asset, FNB United and Bank of Granite meeting specified financial condition requirements and not having experienced material adverse effects and events, and other customary closing conditions.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
Management believes the capital raise and merger will return the Company to “well capitalized” status under the regulatory capital standards.
4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2011 and December 31, 2010 were as follows:
(In thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At March 31, 2011:

U.S. Government agencies due:
After 5 years but within 10 years	$34,472	$—	$1,264	$33,208
After 10 years	19,081	36	550	18,567

Total U.S. Government agencies	53,553	36	1,814	51,775

State and local due:
After 5 years but within 10 years	2,590	—	76	2,514
After 10 years	2,840	—	50	2,790

Total state and local	5,430	—	126	5,304

Government agency and other mortgage-backed securities due:
After 10 years	191,498	493	1,776	190,215

Corporate bonds due:
After 5 years but within 10 years	3,500	—	3	3,497

Total available for sale	$253,981	$529	$3,719	$250,791

Sales and calls of securities available for sale for the three months ended March 31, 2011 resulted in proceeds of $47.8 million, $23 thousand in realized gains and $654 thousand in realized losses.
As of March 31, 2011, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $3.2 million, net of deferred income tax benefit of $1.3 million, related to securities available for sale.
Sales and calls of securities available for sale for the three months ended March 31, 2010 resulted in proceeds of $26.7 million, $27 thousand in realized gains and $21 thousand in realized losses.
As of March 31, 2010, accumulated other comprehensive income, net of deferred income taxes, included unrealized net gains of $929 thousand, net of deferred income tax benefit of $389 thousand, related to securities available for sale.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (unaudited)
(In thousands)

	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
At December 31, 2010:

U. S. Government agencies due:
After 5 years but within 10 years	$41,985	$—	$1,310	$40,675
After 10 years	19,076	123	378	18,821

Total U.S. Government agencies	61,061	123	1,688	59,496

State and local due:
After 5 years but within 10 years	1,265	—	48	1,217
After 10 years	4,165	—	124	4,041

Total state and local	5,430	—	172	5,258

Government agency and other mortgage-backed securities due:
After 10 years	187,741	692	1,622	186,811

Corporate bonds due:
After 5 years but within 10 years	3,500	39	—	3,539

Total available for sale	$257,732	$854	$3,482	$255,104

Securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income, all of which have been in a loss position less than 12 months were as follows:
(In thousands)

	March 31, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Less than 12 months:
U.S. Government agencies	$47,058	$1,814	$54,697	$1,688
State and local	5,304	126	5,257	172
Government agency and other mortgage-backed securities	106,080	1,776	116,940	1,622
Corporate bonds	3,497	3	—	—

Total temporarily impaired	$161,939	$3,719	$176,894	$3,482

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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are made primarily to customers in the Company’s market areas. Loans at March 31, 2011 and December 31, 2010, classified by segment, are as follows:
(In thousands)

	March 31,	December 31,
	2011	2010
Real estate — construction	$21,546	$26,920
Real estate — mortgage, commercial	388,545	413,761
Commercial and industrial	60,659	69,334
Consumer	50,948	52,443

	521,698	562,458
Deferred origination fees, net	(299)	(334)

Total	$521,399	$562,124

The credit quality indicator presented for all segments (except Consumer) within the loan portfolio is a widely-used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:
Pass — Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.
Special Mention — A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard — A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified Substandard.
Impaired — A loan is graded Impaired when it is probable that the loan will not be collected in accordance with its terms. All Impaired loans are placed on nonaccrual and evaluated quarterly for the appropriate level of impairment.
Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Impaired are considered Classified.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
The following tables present loan balances by credit quality indicator as of March 31, 2011 and December 31, 2010 :
March 31, 2011
(In thousands)

	Pass	Special Mention	Substandard
	(Ratings 1-4)	(Rating 5)	(Rating 6-8)	Impaired	Total
Real estate — Construction	$4,844	$2,539	$2,576	$11,587	$21,546
Real estate — Mortgage, commercial	219,242	74,155	64,629	30,519	388,545
Commercial and industrial	40,741	6,950	9,810	3,158	60,659
Consumer	44,611	4,155	2,108	74	50,948

Total	$309,438	$87,799	$79,123	$45,338	$521,698

December 31, 2010
(In thousands)

	Pass	Special Mention	Substandard
	(Ratings 1-4)	(Rating 5)	(Rating 6-8)	Impaired	Total
Real estate — Construction	$4,948	$3,085	$2,213	$16,674	$26,920
Real estate — Mortgage, commercial	234,742	75,264	66,034	37,721	413,761
Commercial and industrial	46,728	8,229	10,772	3,605	69,334
Consumer	48,486	2,114	1,843	—	52,443

Total	$334,904	$88,692	$80,862	$58,000	$562,458

The following tables present ALLL activity by portfolio segment for the three months ended March 31, 2011 and 2010:
March 31, 2011
(In thousands)

		Real Estate
	Real Estate	Mortgage,	Commercial
	Construction	Commercial	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,662	$19,528	$3,214	$499	$1,370	$28,273
Charge-offs	(1,250)	(3,258)	(993)	(268)	—	(5,769)
Recoveries	12	293	324	37	—	666
Provision	348	660	29	203	765	2,005

Ending Balance	$2,772	$17,223	$2,574	$471	$2,135	$25,175

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
March 31, 2010
(In thousands)

		Real Estate
	Real Estate	Mortgage,	Commercial
	Construction	Commercial	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,391	$18,150	$3,304	$602	$390	$27,837
Charge-offs	(3,281)	(5,066)	(1,703)	(60)	—	(10,110)
Recoveries	—	237	252	30	—	519
Provision	1,619	8,514	1,517	—	450	12,100

Ending Balance	$3,729	$21,835	$3,370	$572	$840	$30,346

The following table presents loans on nonaccrual status by loan segment:
(In thousands)

	March 31,	December 31,
	2011	2010
Real estate — construction	$13,065	$17,785
Real estate — mortgage, commercial	35,790	40,504
Commercial and industrial	4,062	3,797
Consumer	770	183

Total	$53,687	$62,269

The following tables present an aging analysis of loans as of March 31, 2011 and December 31, 2010 :
March 31, 2011
(In thousands)

		Real Estate
	Real Estate	Mortgage,	Commercial
	Construction	Commercial	and Industrial	Consumer	Total
Past Due:
1-29 Days	$847	$27,627	$4,230	$2,537	$35,241
30-89 Days	204	14,893	1,714	308	17,119
90 or More Days	—	905	344	—	1,249

Total Past Due	1,051	43,425	6,288	2,845	53,609

Current	7,430	309,330	50,309	47,333	414,402
Nonaccrual	13,065	35,790	4,062	770	53,687

Total Loans	$21,546	$388,545	$60,659	$50,948	$521,698

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
December 31, 2010
(In thousands)

		Real Estate
	Real Estate	Mortgage,	Commercial
	Construction	Commercial	and Industrial	Consumer	Total
Past Due:
1-29 Days	$1,052	$44,119	$9,057	$3,815	$58,043
30-89 Days	—	20,529	1,240	548	22,317
90 or More Days	—	6,842	624	—	7,466

Total Past Due	1,052	71,490	10,921	4,363	87,826

Current	8,083	301,767	54,616	47,897	412,363
Nonaccrual	17,785	40,504	3,797	183	62,269

Total Loans	$26,920	$413,761	$69,334	$52,443	$562,458

The following tables present impaired loan information as of March 31, 2011 and December 31, 2010 :
March 31, 2011
(In thousands)

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate — construction	$556	$1,533	$—	$983
Real estate — mortgage, commercial	12,285	14,563	—	9,087
Commercial and industrial	634	779	—	628
Consumer	74	74	—	37

Total	13,549	16,949	—	10,735

With an allowance recorded:
Real estate — construction	11,031	11,620	2,350	13,148
Real estate — mortgage, commercial	18,234	18,805	5,180	25,033
Commercial and industrial	2,524	2,567	883	2,754
Consumer	—	—	—	—

Total	31,789	32,992	8,413	40,935

Total:
Real estate — construction	11,587	13,153	2,350	14,131
Real estate — mortgage, commercial	30,519	33,368	5,180	34,120
Commercial and industrial	3,158	3,346	883	3,382
Consumer	74	74	—	37

Total	$45,338	$49,941	$8,413	$51,670

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
December 31, 2010
(In thousands)

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate — construction	$1,409	$2,089	$—	$2,438
Real estate — mortgage, commercial	5,889	7,184	—	6,723
Commercial and industrial	621	768	—	681

Total	7,919	10,041	—	9,842

With an allowance recorded:
Real estate — construction	15,265	16,121	3,175	12,609
Real estate — mortgage, commercial	31,832	32,621	7,079	23,848
Commercial and industrial	2,984	3,221	1,309	2,157

Total	50,081	51,963	11,563	38,614

Total:
Real estate — construction	16,674	18,210	3,175	15,047
Real estate — mortgage, commercial	37,721	39,805	7,079	30,571
Commercial and industrial	3,605	3,989	1,309	2,838

Total	$58,000	$62,004	$11,563	$48,456

6. EARNINGS PER SHARE
Earnings per share have been computed using 15,454,000 shares of common stock outstanding as there have been no changes during the periods reported. The levels of outstanding stock options are insignificant and are not included for any period because their inclusion would be anti-dilutive.
7. FAIR VALUE MEASUREMENTS AND DISCLOSURES
Investment Securities Available for Sale
A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the first quarter of 2011 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in other income.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
The following tables reflect investment securities available for sale measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
U.S. Government agencies	$51,775	$—	$51,775	$—
State and local	5,304	—	5,304	—
Government agency and other mortgage-backed securities	190,215	—	190,215	—
Corporate bonds	3,497	—	3,497	—

Total investment securities available for sale	$250,791	$—	$250,791	$—

December 31, 2010
U.S. Government agencies	$59,496	$—	$59,496	$—
State and local	5,258	—	5,258	—
Government agency and other mortgage-backed securities	186,811	—	186,811	—
Corporate bonds	3,539	—	3,539	—

Total investment securities available for sale	$255,104	$—	$255,104	$—

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, corporate bonds, and agency mortgage-backed securities, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2. No securities were transferred between Level 1 and Level 2 during the first quarter of 2011.
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
Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below. At March 31, 2011, all impaired loan values were determined to be based on Level 3 measurements.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
Other Real Estate Owned
Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of transfer. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. Writedowns are charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in writedowns and charges to earnings. At March 31, 2011, the fair value measurements for other real estate were determined to be Level 3 measurements.
The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Impaired loans (1)	$35,489	$—	$—	$35,489
Other real estate owned	15,414	—	—	15,414

Total assets	$50,903	$—	$—	$50,903

December 31, 2010
Impaired loans (1)	$45,705	$—	$—	$45,705
Other real estate owned	11,605	—	—	11,605

Total assets	$57,310	$—	$—	$57,310

(1)	Net of reserves and loans carried at cost.
8. COMMITMENTS AND CONTINGENCIES
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$75,804	$77,268
Standby letters of credit	1,141	1,262

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
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
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with the accounting standards for Fair Value Measurements and Disclosures.

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$52,362	$52,362	$47,224	$47,224
Investment securities	250,791	250,791	255,104	255,104
Bank owned life insurance	4,352	4,352	4,320	4,320

Loans (1)	496,224	499,000	533,851	536,000
Market risk/liquidity adjustment	—	(25,000)	—	(30,000)
Net loans	496,224	474,000	533,851	506,000

Liabilities:
Demand deposits	373,657	373,657	381,427	381,427
Time deposits	416,553	417,000	440,880	441,000
Short-term borrowings	23,000	23,000	18,000	18,000
Long-term borrowings	1,000	1,000	6,000	6,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.
Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, for certain loan types, or are nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current distressed market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.
The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2011 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at March 31, 2011 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 3% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of March 31, 2011. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.
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

Bank of Granite Corporation
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2011
     (Unaudited)
10. NEW ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for the presentation on fair value disclosures. The new guidance requires disclosures about inputs and valuation techniques for Level 2 and 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which was adopted by the Company on January 1, 2011. The adoption of this disclosures guidance did not have a material impact on the Company’s financial position and results of operations.
In July 2010, the FASB issued an update to the accounting standards governing the disclosures associated with credit quality and the allowance for loan losses. This new guidance requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted these additional disclosures during the first quarter of 2011 and the adoption did not have a material impact on the Company’s financial position and results of operations; however, it has increased the amount of disclosures in the notes to the consolidated financial statements.
In April 2011, the FASB issued additional clarifying guidance for A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted for public and nonpublic entities. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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
Introduction
Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three-month period ended March 31, 2011. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. The “Regulatory Matters and Going Concern Considerations” in Note 2 of the Notes to Condensed Consolidated Financial Statements addresses the significant risks and uncertainties for the Company.
All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.
Executive Overview
The loss for the three months ended March 31, 2011 of $1.8 million, compared to $9.3 million for the same period of 2010, reflects the combination of the reduced inflow of problem credits and the effect of the resolution for problem credits in the intervening period. As a result, the provision for loan losses in 2011 is $2.0 million versus $12.1 million in the 2010 period.
The balance sheet deleveraging has continued in the first quarter as loans contracted $40.7 million and deposits declined by $32.1 million. The balance sheet management continues to provide ample liquidity to facilitate the deposit pricing model that has reduced funding costs in each of the last three quarters.
Nonperforming loans at March 31, 2011 were $53.7 million compared to $62.3 million at December 31, 2010 and $75.0 million at September 30, 2010. The nonaccrual amount at March 31, 2011 is 10.3% of total loans, a very difficult condition to manage and produce any level of positive results. However, the inflow has slowed and that is positive.
The balance sheet contraction coupled with reduced operating losses has slowed the pace of capital erosion since June 30, 2010.

The Company and the bank are significantly undercapitalized and have been notified by the primary regulator that a revised capital enhancement plan is required, and that revision was filed March 17, 2011.
More importantly, on April 26, 2011 the Company entered into a merger agreement with FNB United, to merge and simultaneously recapitalize the combined entities through the investment of $310 million in the newly merged company. See Note 2, “Regulatory Matters and Going Concern Consideration,” and Note 3, “Recent Capital Events,” in the “Notes to Condensed Consolidated Financial Statements” for a more detailed description of the proposed transaction. The following sections of this discussion provide more details regarding current and prior year matters.
Results of Operations
For the Three Months Ended March 31, 2011
     Compared With the Same Period in 2010

Financial Highlights for	Three Months
the Quarterly Periods	Ended March 31,
(In thousands)	2011	2010	% change
Earnings
Net interest income	$7,427	$8,365	-11.2%
Provision for loan losses	2,005	12,100	-83.4%
Other income	684	1,654	-58.6%
Other expense	7,898	7,262	8.8%
Net loss	(1,792)	(9,343)	80.8%
Performance Summary
Net interest income
Net interest income of $7.4 million for the first quarter of 2011 was down 11.2% from the same quarter of 2010 and is reflective of the contracting loan portfolio (down $194.0 million or 27.1% compared to March 31, 2010); however, net interest income was slightly higher than the fourth quarter of 2010.
The first quarter 2011 net interest margin of 3.76% was slightly higher than each of the four quarters of 2010.
Provision for loan losses
The provision for loan losses of $2.0 million for the first quarter was down $10.1 million from the first quarter of 2010 as the continued resolution of problem assets reduced the size of the loan portfolio and required lower levels of provisions to maintain the allowance for losses at reasonable levels.
See additional discussion in the Executive Overview and Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality, and Note 5, “Loans and Allowances for Loan Losses,” in the “Notes to Condensed Consolidated Financial Statements.”
Other noninterest income
Noninterest income in the first quarter of 2011 was $1.0 million lower than the same period of 2010. The significant change for the comparative three-month periods is the $637 thousand decrease in securities gains.
Noninterest expense
Noninterest expense was slightly higher in the first quarter of 2011 by $636 thousand compared to 2010, primarily because of increases in outside services and FDIC assessments. All other expense categories remained controlled and consistent in comparative periods.

Changes in Financial Condition
March 31, 2011 Compared With December 31, 2010
The following table reflects the changes in our assets and liabilities as of March 31, 2011 compared with December 31, 2010.

	March 31,	December 31,
(In thousands)	2011	2010	$ Change	% Change
Total assets	$841,019	$875,840	$(34,821)	-4.0%
Earning assets	774,479	818,470	(43,991)	-5.4%
Cash and cash equivalents	52,362	47,224	5,138	10.9%
Investment securities	250,791	255,104	(4,313)	-1.7%
Gross loans	521,399	562,124	(40,725)	-7.2%
Investment in bank owned life insurance	4,352	4,320	32	0.7%
Other assets	10,231	11,052	(821)	-7.4%

Total liabilities	$818,757	$851,450	$(32,693)	-3.8%
Deposits	790,210	822,307	(32,097)	-3.9%
Non-interest-bearing demand deposits	90,478	92,345	(1,867)	-2.0%
Interest-bearing demand deposits	261,823	268,817	(6,994)	-2.6%
NOW accounts	113,072	113,213	(141)	-0.1%
Money market accounts	148,751	155,604	(6,853)	-4.4%
Savings deposits	21,356	20,265	1,091	5.4%
Time deposits	416,553	440,880	(24,327)	-5.5%
Overnight and short-term borrowings	23,000	18,000	5,000	27.8%
Long-term borrowings	1,000	6,000	(5,000)	-83.3%
Other liabilities	3,682	4,097	(415)	-10.1%
The changes in the Company’s balance sheet for the three months ended March 31, 2011 reflect the continued deleveraging of the Bank and changing the risk based asset mix.
The loan portfolio contracted $40.7 million during the first three months of 2011 due to continued aggressive problem loan resolution and the significantly declining market of quality loan opportunities. The loan to deposit ratio at March 31, 2011 was 65.9% compared to 68.4% at December 31, 2010.
The Bank’s deposits decreased $32.1 million during the first three months of 2011. While the offered deposit rates are competitive in the market, the marketing and rate posture for the first quarter has been neutral to the local market. The Bank has been notified that the state of North Carolina is a high cost deposit market, and that allows the Bank to price deposit products in relation to the local market offered rates as compared to more restrictive national market rate caps. The issue has no effect currently; however, it could allow the Bank more flexibility in pricing deposits in the future.
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

The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other banks, and unencumbered investment securities. These funds, together with loan repayments, are used to fund continuing operations. Additionally, retail and commercial deposit balances fluctuate significantly, and we target liquidity levels to meet those periodic declines. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $238.8 million, or 30.2% of total deposits at March 31, 2011 and has exceeded the 20% target throughout the first quarter.
As of March 31, 2011, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $599.2 million, or 75.8% of our total deposits, compared to $617.6 million, or 75.1%, of our total deposits as of December 31, 2010.
Certificates of deposit of $100 thousand or more represented 24.2% and 24.9%, respectively, of the Bank’s total deposits at March 31, 2011 and December 31, 2010. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. The Bank had no brokered certificates of deposit at March 31, 2011 or December 31, 2010. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity, if the Bank elects to competitively price these deposits.
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
The management of interest rate risk and the overall asset/liability position is integrated with the liquidity management process. Currently less than 10% of the Bank’s loans are directly related to market interest rates. The remaining loans are fixed rate or relate to the Bank’s independent index, which relates more directly to the risk in the Bank’s operating footprint.
In the current environment, the Bank is generally investing available funds in securities, primarily securities issued by U.S. governmental agencies, to manage liquidity and to limit any credit risk and risk based asset allocation.

The gap analysis that we conducted for the current balance sheet indicates the Company is asset sensitive. However, the flexibility provided by the small percentage of loans tied to market rates versus the Bank’s index and the general flexibility in deposit pricing results in management’s most likely pricing action producing increased net interest income in moderately increasing or decreasing interest rate scenarios. Under a moderate rising rate environment the Company’s interest rate risk is moderate and net interest income would be expected to increase modestly.
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
We believe that our allowance is an adequate estimation of probable losses incurred in our loan portfolio at March 31, 2011. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns of other real estate owned.
The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the first quarters of 2011 and 2010, respectively.

	Three Months
	Ended March 31,
(In thousands)	2011	2010
Allowance for loan losses, beginning of period	$28,273	$27,837

Net charge-offs:
Loans charged off:
Real estate — construction	1,250	3,281
Real estate — mortgage, commercial	3,258	5,066
Commercial and industrial	993	1,703
Consumer	268	60

Total charge-offs	5,769	10,110

Recoveries of loans previously charged off:
Real estate — construction	12	—
Real estate — mortgage, commercial	293	237
Commercial and industrial	324	252
Consumer	37	30

Total recoveries	666	519

Net charge-offs	5,103	9,591

Loss provisions charged to operations	2,005	12,100

Allowance for loan losses, end of period	$25,175	$30,346

Ratio of annualized net charge-offs during the period to average loans during the period	3.80%	5.18%
Allowance coverage of annualized net charge-offs	121.64%	78.02%
Allowance as a percentage of loans	4.83%	4.24%
See Note 5, “Loans and Allowances for Loan Losses,” in the “Notes to Condensed Consolidated Financial Statements” for the allocation of the allowance for loan losses by portfolio segment.

Nonperforming assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Nonperforming assets:
Nonaccrual loans	$32,319	$40,577
Restructured loans — nonaccrual	21,368	21,692

Total nonperforming loans	53,687	62,269
Foreclosed properties	15,414	11,605

Total nonperforming assets	$69,101	$73,874

Loans past due 90 days or more and still accruing interest	$1,250	$7,466

Nonperforming loans to total loans	10.30%	11.08%
Allowance coverage of nonperforming loans	46.89%	45.40%
Nonperforming assets to total assets	8.22%	8.43%
If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the first quarters of 2011 and 2010 that would have been recorded was approximately $870 thousand and $825 thousand, respectively.
We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $53.7 million in nonperforming loans at March 31, 2011, approximately $22.0 million are for single family homes, unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default.
All of our investment in impaired loans, $45.3 million at March 31, 2011, is included in nonaccruing loans in the table above, and the related loan loss allowance was $8.4 million. At December 31, 2010, our investment in impaired loans was $58.0 million, and the related loan loss allowance was $11.6 million. The average recorded balance of impaired loans was $51.7 million for the first three months of 2011 and $41.2 million for the first three months of 2010.
In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $79.1 million at March 31, 2011. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.

Impaired Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Associated		Associated
(In thousands)	Balance	Impairment	Balance	Impairment
Impaired loans individually reviewed
With no impairment	$13,549	$—	$7,919	$—
With impairment	31,789	8,413	50,081	11,563

Total impaired loans	$45,338	$8,413	$58,000	$11,563

Impaired Loans (Across All Segments) at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Associated		Associated
(In thousands)	Balance	Impairment	Balance	Impairment
Real estate — construction	$11,587	$2,350	$16,674	$3,175
Real estate — mortgage, commercial	30,519	5,180	37,721	7,079
Commercial and industrial	3,158	883	3,605	1,309
Consumer	74	—	—	—

Total impaired loans	$45,338	$8,413	$58,000	$11,563

Troubled Debt Restructures at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Associated		Associated
(In thousands)	Balance	Impairment	Balance	Impairment
Troubled debt restructures, with no impairment	$10,642	$—	$7,114	$—
Troubled debt restructures, with impairment	10,726	2,339	14,578	2,150

Total troubled debt restructures	$21,368	$2,339	$21,692	$2,150

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
Changes in foreclosed properties for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months
	Ended March 31,
(In thousands)	2011	2010
Balance at beginning of period	$11,605	$13,235
Additions	6,691	2,252
Proceeds from sale	(2,172)	(908)
Write-downs and net gain (loss) on sale	(710)	(824)

Balance at end of period	$15,414	$13,755

Off-Balance Sheet Arrangements
We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included in Note 8, “Commitments and Contingencies,” in the “Notes to Condensed Consolidated Financial Statements.”
Contractual Obligations
As of March 31, 2011, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. See also Note 8, “Commitments and Contingencies,” in the “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
As of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1A — Risk Factors
For additional factors that could affect the matters discussed above, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our securities or share repurchase transactions for the three months ended March 31, 2011.

Item 6 — Exhibits
Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

3.2	Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto)

10.1	Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2011, is incorporated herein by reference.

11.	Schedule of Computation of Net Income Per Share

The information required by this item is set forth under Item 1 of Part I, Note 6.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation (Registrant)
Date: May 13, 2011	By:	/s/ Jerry A. Felts
Jerry A. Felts
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins
on Page
3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Agreement and Plan of Merger between FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation	*

11.	Schedule of Computation of Net Income Per Share	**

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated herein by reference.

**	The information required by this item is set forth under Item 1 of Part I, Note 6.