Form 10-K/A
period 2010-12-31
BANK OF GRANITE CORP
filed 2011-08-08
CIK 810689

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to

submit and post such files).	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                     No  ☒

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K is filed to expand certain disclosure points in Part I, Item I and to include certain omitted disclosures in Part III, Items 11 and 12. Pursuant to the rules of the SEC, Item 15 of Part IV of the Form 10-K has been amended to contain currently dated certifications of the Chief Executive Officer and the Chief Financial Officer. Except as described above, there are no other changes to the referenced Form 10-K and this amendment does not amend, update or change the financial statements or other disclosures in the Form 10-K.

FORM 10-K/A TABLE OF CONTENTS

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

PART I

ITEM 1 - BUSINESS

Bank of Granite Corporation (the “Company”) is a Delaware corporation that was organized June 1, 1987 as a bank holding company. The Company’s only businesses are the ownership and operation of Bank of Granite (the “Bank”), a state bank chartered under the laws of North Carolina on August 2, 1906, and Granite Mortgage, Inc. (“Granite Mortgage”), a mortgage bank chartered under the laws of North Carolina on June 24, 1985. Granite Mortgage ceased mortgage originations during 2009, and its current activity is related to settling existing contractual obligations.

The Bank’s loan origination activity has declined significantly in the past year and currently. Real estate lending was suspended in early 2009, as the Bank’s concentration in real estate lending prior to 2009 was a significant contributor to the volume of loan losses and capital erosion. Additionally, the Bank is not eligible to originate loans in any of the government sponsored small business loan programs because of insufficient capital. New loan volume in 2010 was only $20 million.

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

•	Formulate a plan to improve the Bank’s earnings and evaluate the plan quarterly;

•	Formulate and implement a plan to reduce the Bank’s risk exposure in assets classified “Substandard or Doubtful”;

•	Reduce the real estate credit concentrations in the Bank’s loan portfolio;

•	Develop a plan to improve the Bank’s liquidity; monitor contingent funding needs and improve asset liability management, and review and revise the plan on a quarterly basis;

•	Not pay cash dividends without the prior written consent of the FDIC and the Commissioner;

•	Neither renew, roll-over nor increase the amount of brokered deposits above the amount outstanding at the date of the Order.

The significant activities by the Bank to respond to the Order have included:

➢	Seeking interested parties to make capital infusions in the Bank or acquire the Bank and to support those due diligence activities as they occurred.

➢

The operating plan has been to deleverage the Bank to reduce regulatory capital requirements and to reduce all expenses, primary of which has been personnel costs to improve operating results before credit costs.

➢

We ceased making new real estate development loans in June 2009. We have been aggressive in reducing the existing real estate portfolio through stringent renewal terms and aggressive resolution by short sale, deed in lieu or other legal processes. We have added seasoned workout specialists to the credit administration group to manage the watch and classified loan portfolio, which has accelerated the resolution process.

➢

The liquidity and asset liability management activity has included more timely reporting and evaluation of loan and deposit rates and forecasting cash and investment liquidity levels and monitoring same.

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

AVAILABLE INFORMATION

Additional information about our company and business is available at our website, at www.bankofgranite.com. Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available, free of charge, on our website at www.bankofgranite.com under the heading “Investor Relations - SEC Filings.” These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, copies of these filings are available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission’s website, www.sec.gov, is another source of this information. Information included on our website is not incorporated by reference into this annual report.

PART III

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

This item is amended to also incorporate by reference the additional information under the caption “Director Compensation” in the definitive proxy materials.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

This item is amended to add the mailing address for the principal shareholder parties set forth in the referenced proxy materials. The mailing address for both parties is: P.O. Box 737, Locust Valley, New York 11560.

The following table sets forth information as of December 31, 2010, regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans —
Approved by security holders	20,486	$8.52	749,500
Not approved by security holders	-0-	n/a	n/a

Total	20,486	$8.52	749,500

We suspended our common stock repurchase plan in 2007, which we historically used to (1) reduce the number of shares outstanding when our share price in the market makes repurchases advantageous and (2) manage capital levels. Therefore, there were no share repurchase transactions for the quarter ended December 31, 2010.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

* Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon request to Investor Relations, Bank of Granite Corporation, P.O. Box 128, Granite Falls, North Carolina 28630.

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF GRANITE CORPORATION

By:	/s/ R. Scott Anderson
R. Scott Anderson
Chief Executive Officer
August 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Anderson	Chief Executive Officer and President	August 8, 2011
R. Scott Anderson

/s/ Jerry A. Felts	Chief Operating Officer and	August 8, 2011
Jerry A. Felts	Chief Financial Officer

/s/ John N. Bray	Chairman and Director	August 8, 2011
John N. Bray

/s/ R. Scott Anderson	Director	August 8, 2011
R. Scott Anderson

/s/ Joseph D. Crocker	Director	August 8, 2011
Joseph D. Crocker

/s/ Leila N. Erwin	Director	August 8, 2011
Leila N. Erwin

/s/ Paul M. Fleetwood, III	Director	August 8, 2011
Paul M. Fleetwood, III

/s/ Hugh R. Gaither	Director	August 8, 2011
Hugh R. Gaither

/s/ Boyd C. Wilson, Jr.	Director	August 8, 2011
Boyd C. Wilson, Jr.

Bank of Granite Corporation

Exhibit Index

Exhibit		Begins on Page

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith