Form 10-Q
period 2011-06-30
BANK OF GRANITE CORP
filed 2011-08-10
CIK 810689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1.00 par value

15,454,641 shares outstanding as of July 31, 2011

Item 1. Financial Statements

Bank of Granite Corporation

Condensed Consolidated Balance Sheets

    (In thousands except per share data)

	June 30, 2011 (Unaudited)	December 31, 2010 (Note 1)

Assets:
Cash and cash equivalents:
Cash and due from banks	$57,245	$45,982
Interest-bearing deposits	2,526	1,242

Total cash and cash equivalents	59,771	47,224

Investment securities:
Available for sale, at fair value	249,498	255,104

Loans	476,788	562,124
Allowance for loan losses	(21,115)	(28,273)

Net loans	455,673	533,851

Premises and equipment, net	12,446	13,666
Accrued interest receivable	3,054	3,338
Other real estate owned	17,187	11,605
Other assets	9,431	11,052

Total assets	$807,060	$875,840

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$671,746	$729,962
Noninterest-bearing	87,920	92,345

Total deposits	759,666	822,307
Short-term borrowings	24,000	18,000
Long-term borrowings	0	6,000
Accrued interest payable	788	1,046
Other liabilities	3,303	4,097

Total liabilities	787,757	851,450

Stockholders’ equity:
Common stock, $1.00 par value per share
Authorized - 25,000 shares
Issued - 18,981 shares in 2011 and 2010
Outstanding - 15,454 shares in 2011 and 2010	18,981	18,981
Additional paid-in capital	30,195	30,195
Retained earnings	23,433	28,644
Accumulated other comprehensive loss, net of deferred income taxes	(1,454)	(1,578)
Less: Cost of common stock in treasury;
3,527 shares in 2011 and 2010	(51,852)	(51,852)

Total stockholders’ equity	19,303	24,390

Total liabilities and stockholders’ equity	$807,060	$875,840

See notes to condensed consolidated financial statements.

Bank of Granite Corporation

Condensed Consolidated Statements of Income (Loss)

    (Unaudited - in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees from loans	$7,034	$9,285	$14,551	$19,488
Interest-bearing deposits	25	23	47	62
Investments:
U.S. Government agencies	2,183	2,105	4,350	4,131
Other	0	22	0	45

Total interest income	9,242	11,435	18,948	23,726

Interest expense:
Time deposits of $100 or more	682	1,322	1,499	2,718
Other time and savings deposits	1,158	1,906	2,489	4,188
Short-term borrowings	93	148	197	275
Long-term borrowings	0	80	27	201

Total interest expense	1,933	3,456	4,212	7,382

Net interest income	7,309	7,979	14,736	16,344
Provision for loan losses	4,001	8,503	6,006	20,603

Net interest income (loss) after provision for loan losses	3,308	(524)	8,730	(4,259)

Other income:
Service charges on deposit accounts	967	1,289	1,939	2,545
Other service fees and commissions	49	88	104	172
Securities gains	680	229	49	235
Other	304	319	592	627

Total other income	2,000	1,925	2,684	3,579

Other expenses:
Salaries and wages	1,972	2,185	4,150	4,400
Employee benefits	357	407	753	798
Equipment and occupancy expense, net	750	883	1,557	1,850
FDIC assessments	685	1,617	1,660	2,362
Other real estate owned	2,388	2,543	3,224	3,671
Other	2,575	2,074	5,281	3,890

Total other expenses	8,727	9,709	16,625	16,971

Loss before income tax benefit	(3,419)	(8,308)	(5,211)	(17,651)
Income tax benefit	0	(790)	0	(790)

Net loss	$(3,419)	$(7,518)	$(5,211)	$(16,861)

Per share amounts:
Net loss - basic and diluted	$(0.22)	$(0.49)	$(0.34)	$(1.09)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation

Condensed Consolidated Statements of Comprehensive Loss

    (Unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(3,419)	$(7,518)	$(5,211)	$(16,861)

Items of other comprehensive loss:
Items of other comprehensive income, before tax:
Change in unrealized gains on securities available for sale	87	3,565	156	7,012
Reclassification adjustment for available for sale securities gains included in net income	680	229	49	235

Other comprehensive income, before tax	767	3,794	205	7,247
Change in deferred income taxes related to change in unrealized gains or losses on securities available for sale	(307)	(1,535)	(81)	(2,982)

Items of other comprehensive income, net of tax	460	2,259	124	4,265

Comprehensive loss	$(2,959)	$(5,259)	$(5,087)	$(12,596)

See notes to condensed consolidated financial statements.

Bank of Granite Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

    (Unaudited - in thousands except per share data)

	Six Months Ended June 30,
	2011	2010

Common stock, $1.00 par value per share
At beginning of period	$18,981	$18,981

At end of period	18,981	18,981

Additional paid-in capital
At beginning of period	30,195	30,195

At end of period	30,195	30,195

Retained earnings
At beginning of period	28,644	52,308
Net loss	(5,211)	(16,861)

At end of period	23,433	35,447

Accumulated other comprehensive income (loss), net of deferred income taxes
At beginning of period	(1,578)	(2,546)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	124	4,265

At end of period	(1,454)	1,719

Cost of common stock in treasury
At beginning of period	(51,852)	(51,852)

At end of period	(51,852)	(51,852)

Total stockholders’ equity	$19,303	$34,490

See notes to condensed consolidated financial statements.

Bank of Granite Corporation

Condensed Consolidated Statements of Cash Flows

    (Unaudited - in thousands)

	Six Months Ended June 30,
	2011	2010

Increase (decrease) in cash & cash equivalents:
Cash flows from operating activities:
Net loss	$(5,211)	$(16,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	587	735
Provision for loan losses	6,006	20,603
Investment security premium amortization, net	394	896
Deferred income taxes	0	(89)
Gains on sales or calls of securities available for sale	(49)	(235)
Losses on writedowns or sale of other real estate	2,925	3,114
Losses on disposal of miscellaneous assets	382	10
Decrease in other assets	1,540	3,378
Decrease in taxes payable	0	(7)
Decrease in accrued interest receivable	284	150
Decrease in accrued interest payable	(258)	(249)
Decrease in other liabilities	(794)	(368)

Net cash provided by operating activities	5,806	11,077

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	14,493	38,253
Proceeds from sales of securities available for sale	133,434	70,822
Purchase of securities available for sale	(142,461)	(155,448)
Net decrease in loans	58,867	94,975
Capital expenditures, net of proceeds from sale of miscellaneous assets	251	0
Proceeds from sales of other real estate	4,798	1,891

Net cash provided by investing activities	69,382	50,493

Cash flows from financing activities:
Net decrease in demand, NOW, money market and savings deposits	(17,182)	(35,397)
Net decrease in time deposits	(45,459)	(22,564)
Net increase in short-term borrowings	6,000	7,000
Net decrease in long-term borrowings	(6,000)	(8,000)

Net cash used in financing activities	(62,641)	(58,961)

Net increase in cash equivalents	12,547	2,609
Cash and cash equivalents at beginning of period	47,224	73,374

Cash and cash equivalents at end of period	$59,771	$75,983

See notes to condensed consolidated financial statements.

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2011

    (Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

Bank of Granite Corporation’s (the “Company’s” or the “Holding Company’s”) condensed consolidated balance sheet as of June 30, 2011, and the condensed consolidated statements of income (loss) and comprehensive loss for the three and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. Amounts as of December 31, 2010 included in the condensed consolidated financial statements and related notes were derived from the audited consolidated financial statements.

Certain amounts for the periods ended June 30, 2010 have been reclassified to conform to the presentation for the periods ended June 30, 2011.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, as amended.

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

The accounting policies followed are set forth in Note 1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 on file with the Securities and Exchange Commission. There were no changes in significant accounting policies during the six months ended June 30, 2011 except as described in Note 10 below.

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

June 30, 2011

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

The Bank’s current compliance with various stipulations of the Order can be summarized as follows:

•

The proposed merger plan and recapitalization is described in detail in Note 3. The proposed merger and recapitalization would infuse capital into the Bank sufficient to meet the requirements set forth in the Order.

•

The management plan has continued with the balance sheet contraction and continued expense control. The continuing elevated levels of problem loans and related loss provisions and the costs of resolution of same are the significant constraints to improved operating performance. The liquidity monitoring has been enhanced by more frequent analysis (weekly regulatory reporting); a funds re-pricing strategy to monitor market rates closely and insure competitive rates, and building liquidity by loan contraction and deposit retention.

•

The asset quality management strategy has included suspending any new land development and construction lending since 2009. Additionally, the Bank’s capital levels have prevented making SBA loans or participating in government supported small business lending. The result is the payoff of existing loans and the resolution of the problem loans has led to the steady contraction of the overall portfolio, with a very low volume of new loans granted.

•

The Bank has continually added more and more experienced workout personnel; however, the long duration of the recessing economic environment and the significant volume of real estate loans have been factors that have prevented a significant reduction in nonperforming asset levels.

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

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

The Bank reports regularly to its regulators on matters of compliance with the Order and the FRB Memorandum, and the progress made to comply with both. The Company believes it is in substantial compliance with all matters except the improved earnings and capital requirements, and continued issues with asset quality.

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern.

The Bank has not achieved the required capital levels mandated by the Order, and as set forth in Note 3, the proposed transaction would result in capital sufficient to comply with the Order. However, absent the completion of the merger and recapitalization there can be no assurance that any other capital raising initiatives will be successful to meet the capital levels required in the Order. Banking regulators classify a bank as “critically undercapitalized” if it fails to meet a 2% capital leverage ratio. Under “prompt corrective action,” a critically undercapitalized bank must be placed in conservatorship or receivership within 90 days of such determinations unless the FDIC and appropriate regulators determine that other action would protect the deposit insurance fund.

Non-compliance with the capital requirements of the Order and the continued erosion of capital in the current year may cause the Bank to be subject to further enforcement actions by the FDIC or the Commissioner, including potential regulatory receivership. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Capital Matters

The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 Leverage Capital Ratio of not less than 8 percent and a Total Risk-Based Capital ratio of not less than 12 percent for the life of the Order.

The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized”, as defined by regulatory guidelines, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of June 30, 2011:

			Minimum Regulatory Requirement
	Actual		Adequately Capitalized	Well Capitalized	Pursuant to Order
	Consolidated	Bank

Leverage capital ratios	2.53%	2.47%	4.00%	5.00%	8.00%
Risk-based capital ratios:
Tier 1 capital	3.91%	3.82%	4.00%	6.00%	8.00%
Total capital	5.20%	5.10%	8.00%	10.00%	12.00%

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

3. PROPOSED MERGER AND RECAPITALIZATION

The Company entered into an Agreement and Plan of Merger with FNB United Corp. (“FNB”) on April 26, 2011. The merger agreement provides that Bank of Granite Corporation shareholders will receive 3.375 shares of FNB’s common stock in exchange for each share of Bank of Granite Corporation common stock they own immediately prior to completion of the merger. The proposed merger is part of a transaction in which The Carlyle Group (“Carlyle”) and Oak Hill Capital Partners (“Oak Hill Capital”) have entered into binding agreements (“The Investment Agreements”) to purchase $158 million of common stock of FNB as part of a $310 million capital raise by FNB. The $310 million has been fully subscribed as of August 2, 2011.

Completion of the merger and The Carlyle Group and Oak Hill Capital Partners investments are dependent on each other and the satisfactory completion of a number of other conditions, including the exchange of FNB preferred stock held by the U.S. Treasury for FNB common stock on the terms specified in the merger and investment agreements, receipt of regulatory approvals, the approval of the shareholders of both FNB and Bank of Granite, FNB United raising $310 million inclusive of The Carlyle Group and Oak Hill Capital Partners investments, receipt of advice that the private placement investments will not impair FNB United’s existing net operating loss deferred tax asset, FNB United and the Company meeting specified financial condition requirements and not having experienced material adverse effects and events, and other customary closing conditions.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2011 and December 31, 2010 were as follows:

(In thousands)
	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value

AVAILABLE FOR SALE
At June 30, 2011:

U.S. Government agencies due:
After 5 years but within 10 years	$34,463	$0	$447	$34,016
After 10 years	22,137	0	360	21,777

Total U.S. Government agencies	56,600	0	807	55,793

Government agency and other mortgage-backed securities due:
After 10 years	191,821	399	1,968	190,252

Corporate bonds due:
After 5 years but within 10 years	3,500	0	47	3,453

Total available for sale	$251,921	$399	$2,822	$249,498

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (unaudited)

For the three months ended June 30, 2011, sales of securities available for sale resulted in proceeds of $95.3 million, $725 thousand in realized gains and $45 thousand in realized losses. Sales of securities available for sale for the six months ended June 30, 2011 resulted in proceeds of $133.4 million, $748 thousand in realized gains and $699 thousand in realized losses.

As of June 30, 2011, accumulated other comprehensive losses, net of deferred income taxes, included unrealized net losses of $2.4 million, net of deferred income tax benefit of $969 thousand, related to securities available for sale.

For the three months ended June 30, 2010, sales and calls of securities available for sale resulted in proceeds of $68.1 million, $313 thousand in realized gains and $84 thousand in realized losses. Sales and calls of securities available for sale for the six months ended June 30, 2010 resulted in proceeds of $94.8 million, $340 thousand in realized gains and $105 thousand in realized losses.

(In thousands)
	Amortized	Gross Unrealized		Fair
Type and Contractual Maturity	Cost	Gains	Losses	Value

AVAILABLE FOR SALE
At December 31, 2010:

U. S. Government agencies due:
After 5 years but within 10 years	$41,985	$0	$1,310	$40,675
After 10 years	19,076	123	378	18,821

Total U.S. Government agencies	61,061	123	1,688	59,496

State and local due:
After 5 years but within 10 years	1,265	0	48	1,217
After 10 years	4,165	0	124	4,041

Total state and local	5,430	0	172	5,258

Government agency and other mortgage-backed securities due:
After 10 years	187,741	692	1,622	186,811

Corporate bonds due:
After 5 years but within 10 years	3,500	39	0	3,539

Total available for sale	$257,732	$854	$3,482	$255,104

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

Securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income, substantially all of which have been in a loss position less than 12 months were as follows:

(In thousands)	June 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than 12 months:
U.S. Government agencies	$55,793	$807	$54,697	$1,688
State and local	0	0	5,257	172
Government agency and other mortgage-backed securities	126,796	1,832	116,940	1,622
Corporate bonds	3,453	47	0	0

12 months or more:
Government agency and other mortgage-backed securities	2,989	136	0	0

Total temporarily impaired	$189,031	$2,822	$176,894	$3,482

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

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are made primarily to customers in the Company’s market areas. Loans at June 30, 2011 and December 31, 2010, classified by segment, are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Real estate - construction	$18,589	$26,920
Real estate - mortgage, commercial	359,757	413,761
Commercial and industrial	49,964	69,334
Consumer	48,749	52,443

	477,059	562,458
Deferred origination fees, net	(271)	(334)

Total	$476,788	$562,124

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

June 30, 2011

    (Unaudited)

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

Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Impaired are considered Classified.

The following tables present loan balances by credit quality indicator as of June 30, 2011 and December 31, 2010 :

(In thousands)	Pass (Ratings 1-4)	Special Mention (Rating 5)	Substandard (Rating 6-8)	Impaired	Total

June 30, 2011

Real estate - construction	$4,745	$2,535	$1,253	$10,056	$18,589
Real estate - mortgage, commercial	197,029	73,223	62,006	27,499	359,757
Commercial and industrial	32,957	6,194	8,643	2,170	49,964
Consumer	42,753	4,009	1,913	74	48,749

Total	$277,484	$85,961	$73,815	$39,799	$477,059

December 31, 2010

Real estate - construction	$4,948	$3,085	$2,213	$16,674	$26,920
Real estate - mortgage, commercial	234,742	75,264	66,034	37,721	413,761
Commercial and industrial	46,728	8,229	10,772	3,605	69,334
Consumer	48,486	2,114	1,843	0	52,443

Total	$334,904	$88,692	$80,862	$58,000	$562,458

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

The following tables present ALLL activity by portfolio segment for the three months and six months ended June 30, 2011 and 2010:

(In thousands)	Real Estate Construction	Real Estate Mortgage, Commercial	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:

Three Months Ended June 30, 2011

Beginning Balance	$2,772	$17,223	$2,574	$471	$2,135	$25,175
Charge-offs	(2,267)	(4,853)	(1,076)	(209)	0	(8,405)
Recoveries	14	137	166	27	0	344
Provision	651	2,344	428	154	424	4,001

Ending Balance	$1,170	$14,851	$2,092	$443	$2,559	$21,115

Six Months Ended June 30, 2011

Beginning Balance	$3,662	$19,528	$3,214	$499	$1,370	$28,273
Charge-offs	(3,517)	(8,112)	(2,069)	(477)	0	(14,175)
Recoveries	26	431	490	64	0	1,011
Provision	999	3,004	457	357	1,189	6,006

Ending Balance	$1,170	$14,851	$2,092	$443	$2,559	$21,115

Three Months Ended June 30, 2010

Beginning Balance	$3,729	$21,835	$3,370	$572	$840	$30,346
Charge-offs	(1,175)	(5,130)	(3,717)	(236)	0	(10,258)
Recoveries	92	438	476	23	0	1,029
Provision	2,213	2,774	3,676	180	(340)	8,503

Ending Balance	$4,859	$19,917	$3,805	$539	$500	$29,620

Six Months Ended June 30, 2010

Beginning Balance	$5,391	$18,150	$3,304	$602	$390	$27,837
Charge-offs	(4,456)	(10,196)	(5,420)	(296)	0	(20,368)
Recoveries	92	675	728	53	0	1,548
Provision	3,832	11,288	5,193	180	110	20,603

Ending Balance	$4,859	$19,917	$3,805	$539	$500	$29,620

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

The following table presents loans on nonaccrual status by loan segment:

(In thousands)	June 30, 2011	December 31, 2010

Real estate - construction	$10,813	$17,785
Real estate - mortgage, commercial	35,698	40,504
Commercial and industrial	2,861	3,797
Consumer	527	183

Total	$49,899	$62,269

The following tables present an aging analysis of loans as of June 30, 2011 and December 31, 2010 :

(In thousands)	Real Estate Construction	Real Estate Mortgage, Commercial	Commercial and Industrial	Consumer	Total

June 30, 2011

Past Due:
1-29 Days	$156	$25,054	$2,357	$3,594	$31,161
30-89 Days	179	14,592	2,497	289	17,557
90 or More Days	0	1,178	0	0	1,178

Total Past Due	335	40,824	4,854	3,883	49,896

Current	7,441	283,235	42,249	44,339	377,264
Nonaccrual	10,813	35,698	2,861	527	49,899

Total Loans	$18,589	$359,757	$49,964	$48,749	$477,059

December 31, 2010

Past Due:
1-29 Days	$1,052	$44,119	$9,057	$3,815	$58,043
30-89 Days	0	20,529	1,240	548	22,317
90 or More Days	0	6,842	624	0	7,466

Total Past Due	1,052	71,490	10,921	4,363	87,826

Current	8,083	301,767	54,616	47,897	412,363
Nonaccrual	17,785	40,504	3,797	183	62,269

Total Loans	$26,920	$413,761	$69,334	$52,443	$562,458

Interest income on impaired loans recognized for the three and six-month periods of 2011 and 2010 was immaterial. If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2011 and 2010 that would have been recorded was approximately $777 thousand and $899 thousand, respectively. For the comparable year-to-date periods, interest income of approximately $1.7 million in 2011 and in 2010 would have been recognized in accordance with the original terms of the nonaccrual loans.

The average recorded balance of impaired loans for the second quarters of 2011 and 2010 was $41.0 million and $47.0 million, respectively. The average recorded balance of impaired loans was $48.9 million for the first six months of 2011 and $44.1 million for the first six months of 2010.

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

The following tables present impaired loan information as of June 30, 2011 and December 31, 2010 :

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

June 30, 2011

With no related allowance recorded:
Real estate - construction	$5,659	$8,419	$0	$3,534
Real estate - mortgage, commercial	15,547	19,412	0	10,718
Commercial and industrial	1,143	1,341	0	882
Consumer	74	74	0	37

Total	22,423	29,246	0	15,171

With an allowance recorded:
Real estate - construction	4,397	4,992	884	9,831
Real estate - mortgage, commercial	11,952	12,092	3,289	21,892
Commercial and industrial	1,027	1,035	627	2,006
Consumer	0	0	0	0

Total	17,376	18,119	4,800	33,729

Total:
Real estate - construction	10,056	13,411	884	13,365
Real estate - mortgage, commercial	27,499	31,504	3,289	32,610
Commercial and industrial	2,170	2,376	627	2,888
Consumer	74	74	0	37

Total	$39,799	$47,365	$4,800	$48,900

December 31, 2010

With no related allowance recorded:
Real estate - construction	$1,409	$2,089	$0	$2,438
Real estate - mortgage, commercial	5,889	7,184	0	6,723
Commercial and industrial	621	768	0	681

Total	7,919	10,041	0	9,842

With an allowance recorded:
Real estate - construction	15,265	16,121	3,175	12,609
Real estate - mortgage, commercial	31,832	32,621	7,079	23,848
Commercial and industrial	2,984	3,221	1,309	2,157

Total	50,081	51,963	11,563	38,614

Total:
Real estate - construction	16,674	18,210	3,175	15,047
Real estate - mortgage, commercial	37,721	39,805	7,079	30,571
Commercial and industrial	3,605	3,989	1,309	2,838

Total	$58,000	$62,004	$11,563	$48,456

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

June 30, 2011

    (Unaudited)

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES

Investment Securities Available for Sale

A significant portion of the Company’s available for sale investment portfolio is government guaranteed, and the fair value measurements for the second quarter of 2011 were estimated using independent pricing sources that were determined to be Level 2 measurements, Significant Other Observable Inputs. Unrealized gains and losses on securities available for sale are reflected in accumulated other comprehensive income and recognized gains and losses are reported as securities gains and losses in other income.

The following tables reflect investment securities available for sale measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
U.S. Government agencies	$55,793	$0	$55,793	$0
Government agency and other mortgage-backed securities	190,252	0	190,252	0
Corporate bonds	3,453	0	3,453	0

Total investment securities available for sale	$249,498	$0	$249,498	$0

December 31, 2010
U.S. Government agencies	$59,496	$0	$59,496	$0
State and local	5,258	0	5,258	0
Government agency and other mortgage-backed securities	186,811	0	186,811	0
Corporate bonds	3,539	0	3,539	0

Total investment securities available for sale	$255,104	$0	$255,104	$0

The Company utilizes a third party pricing service to provide valuations on its securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, corporate bonds, and agency mortgage-backed securities, third party valuations are determined based on the characteristics of a security (such as maturity, duration, rating, etc.) and in reference to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2. No securities were transferred between Level 1 and Level 2 during the first six months of 2011.

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

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

Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below. At June 30, 2011, all impaired loan values were determined to be based on Level 3 measurements.

Other Real Estate Owned

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of transfer. Updated appraisals or evaluations are obtained periodically for all other real estate owned properties. These appraisals or evaluations are used to update fair value estimates. Writedowns are charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in writedowns and charges to earnings. At June 30, 2011, the fair value measurements for other real estate were determined to be Level 3 measurements.

The following tables reflect certain loans and other real estate measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Impaired loans (1)	$31,329	$0	$0	$31,329
Other real estate owned	17,187	0	0	17,187

Total assets	$48,516	$0	$0	$48,516

December 31, 2010
Impaired loans (1)	$45,705	$0	$0	$45,705
Other real estate owned	11,605	0	0	11,605

Total assets	$57,310	$0	$0	$57,310

(1)	Net of reserves and loans carried at cost.

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2011 and December 31, 2010 were as follows:

(In thousands)	June 30, 2011	December 31, 2010

Financial instruments whose contract amounts represent credit risk
Unfunded commitments to extend credit	$68,559	$77,268
Standby letters of credit	730	1,262

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

June 30, 2011

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

(In thousands)	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$59,771	$59,771	$47,224	$47,224
Investment securities	249,498	249,498	255,104	255,104
Bank owned life insurance	4,387	4,387	4,320	4,320

Loans (1)	455,673	457,000	533,851	536,000
Market risk/liquidity adjustment	0	(20,000)	0	(30,000)
Net loans	455,673	437,000	533,851	506,000

Liabilities:
Demand deposits	364,245	364,245	381,427	381,427
Time deposits	395,421	396,000	440,880	441,000
Short-term borrowings	24,000	24,000	18,000	18,000
Long-term borrowings	0	0	6,000	6,000

(1)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.

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

Bank of Granite Corporation

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2011

    (Unaudited)

The Company estimated fair value based on estimated future cash flows discounted at current origination rates for loans with similar terms and credit quality. The estimated values in 2011 are a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the values derived from origination rates at June 30, 2011 likely do not represent exit prices due to the distressed market conditions; therefore, incremental market risks and liquidity discounts ranging from 3% to 25%, depending on the nature of the loans, were subtracted to reflect the illiquid and distressed market conditions as of June 30, 2011. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans.

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

June 30, 2011

    (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosures About Forward Looking Statements

The discussions included in this document contain statements that may be deemed forward looking statements within the meaning of the Private Securities Litigation Act of 1995, including Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from these statements. For the purposes of these discussions, any statements that are not statements of historical fact may be deemed to be forward looking statements. Such statements are often characterized by the use of qualifying words such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of our Company and our management about future events. The accuracy of such forward looking statements could be affected by certain factors, including but not limited to, the financial success or changing conditions or strategies of our customers or vendors, fluctuations in interest rates, actions of government regulators, the availability of capital and personnel, failure to comply with regulatory orders, and general economic conditions. For additional factors that could affect the matters discussed in forward looking statements, see the “Risk Factors” section in the Company’s most recent Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Introduction

Management’s Discussion and Analysis is provided to assist in understanding and evaluating our results of operations and financial condition. The following discussion is intended to provide a general overview of our performance for the three and six-month periods ended June 30, 2011. Readers seeking more in-depth information should read the more detailed discussions below as well as the condensed consolidated financial statements and related notes included under Item 1 of this quarterly report. The “Regulatory Matters and Going Concern Considerations” in Note 2 of the Notes to Condensed Consolidated Financial Statements addresses the significant risks and uncertainties for the Company.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Executive Overview

The loss for the six months ended June 30, 2011 is $5.2 million, compared to the $16.9 million loss for the same period of 2010. The comparative loan loss provisions are $6.0 million for 2011 versus $20.6 million for 2010. The results for the 2011 period continue to reflect a reduced inflow of problem loans and the six-month period of 2010 appears to have been the end or the inflection point of the extreme problem credit inflow and underlying collateral depreciation.

However, the three-month period ending June 30, 2011 loss of $3.4 million was $1.6 million more than the first quarter of 2011 and is reflective of the continuing level of problem loans. The resolution process, which in many instances relates to the legal process of foreclosure or bankruptcy, continues to be very extended and costly. Secondly, a significant part of the second quarter loss increase is related to the increased loan loss provision and increased losses on other real estate.

The nonperforming loans of $49.9 million at June 30, 2011 are down from $62.3 million at December 31, 2010. While this is improvement, the current operations of the Bank cannot absorb the resolution costs of the nonperforming assets until the amounts are substantially reduced.

The balance sheet contraction continues as the Bank continues the tact of minimizing required capital levels. The liquidity levels have been maintained at substantially adequate levels through deposit retention and liquidity from loan resolution.

As will be discussed in more detail in the balance sheet and operations analysis, the Bank’s revenue is decreasing as loans are replaced with lower earning securities and other income sources are challenged by new regulation, while expenses remain stable at an elevated level. The high level of costs related to loan and other real estate resolution and expenses related to the proposed merger transaction offset the continuing decreases in personnel costs and reduced FDIC assessments. These facts and the loan loss provisioning are the basis for asserting a challenging outlook.

The decrease in the capital levels at June 30, 2011 from December 31, 2010 or March 31, 2011 is not dramatic. However, the Bank is significantly undercapitalized and is at risk to becoming critically undercapitalized unless the operating losses are contained or the proposed merger and recapitalization transaction is completed in the near term.

The Company and the Bank have been notified by the primary regulator that a revised capital enhancement plan is required, and that revision was filed March 17, 2011. The plan is based on the completion of the proposed merger transaction.

More importantly, on April 26, 2011 the Company entered into a merger agreement with FNB United to merge and simultaneously recapitalize the combined entities through the investment of $310 million in the newly merged company. See Note 2, “Regulatory Matters and Going Concern Consideration,” and Note 3, “Proposed Merger and Recapitalization,” in the “Notes to Condensed Consolidated Financial Statements” for a more detailed description of the proposed transaction. The following sections of this discussion provide more details regarding current and prior year matters.

Results of Operations

For the Three Months Ended June 30, 2011

  Compared With the Same Period in 2010

Financial Highlights for the Quarterly Periods	Three Months Ended June 30,
(In thousands)	2011	2010	% change

Earnings
Net interest income	$7,309	$7,979	-8.4%
Provision for loan losses	4,001	8,503	-52.9%
Other income	2,000	1,925	3.9%
Other expense	8,727	9,709	-10.1%
Net loss	(3,419)	(7,518)	54.5%

Financial Highlights for the Year-to-Date Periods	Six Months Ended June 30,
(In thousands except per share amounts)	2011	2010	% change

Earnings
Net interest income	$14,736	$16,344	-9.8%
Provision for loan losses	6,006	20,603	-70.8%
Other income	2,684	3,579	-25.0%
Other expense	16,625	16,971	-2.0%
Net loss	(5,211)	(16,861)	69.1%
Per share
Net loss
- Basic	$(0.34)	$(1.09)	68.8%
- Diluted	(0.34)	(1.09)	68.8%

Average for period
Assets	$842,164	$1,031,664	-18.4%
Loans	523,234	717,297	-27.1%
Deposits	789,904	941,864	-16.1%
Stockholders’ equity	23,166	43,503	-46.7%

Performance Summary

Net interest income

Net interest income of $7.3 million for the second quarter of 2011 was down 8.4% from the same quarter of 2010 and is reflective of the contracting loan portfolio (down $176.1 million or 27.0% compared to June 30, 2010).

The second quarter 2011 net interest margin of 3.94% was slightly higher than the first quarter of 2011 and each of the four quarters of 2010. The net interest margin protection is primarily the result of a steadily declining cost of funds in the referenced period as time deposits from prior high cost periods have matured. We believe any declines in future periods will be insignificant and margin compression is likely.

The net interest income for the first six-month periods of $14.7 million for 2011 versus $16.3 million for 2010 reflects the reduced interest income from the loan portfolio contraction which is partially offset by the net interest margin improvement of 3.84% for 2011 versus 3.46% for 2010 as the Bank focused on risk based loan pricing while cost of funds rates were declining as cited in the preceding paragraph.

Provision for loan losses

The provision for loan losses of $4.0 million for the second quarter was down $4.5 million from the second quarter of 2010 as the continued resolution of problem assets and a low volume of new loans resulted in the reduced size of the loan portfolio and required lower levels of provisions to maintain the allowance for losses at reasonable levels.

The provision for loan losses for the first six-month period of 2011 of $6.0 million versus $20.6 million for the same period of 2010 is also reflective of the reduced loan portfolio in 2011 compared to 2010.

See additional discussion in the Executive Overview and Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality, and Note 5, “Loans and Allowances for Loan Losses,” in the “Notes to Condensed Consolidated Financial Statements.”

Other noninterest income

Noninterest income in the second quarter of 2011 included $680 thousand securities gains versus $631 thousand securities losses in the first quarter. The second quarter noninterest income was slightly higher than the same period of 2010. The total noninterest income for the six-month period of 2011 was $2.7 million compared to $3.6 million for the same period of 2010. The decrease in deposit service charges and fees reflects the effect of new regulations on overdraft charges and the reduction in deposits for 2011 compared to 2010.

Noninterest expense

Noninterest expense was lower in the second quarter of 2011 by $982 thousand compared to 2010, primarily because of the decrease in FDIC assessments. All other expense categories remained controlled and consistent in comparative periods.

The six-month comparison in which 2011 noninterest expense was $346 thousand less than 2010 reflects the decrease in FDIC assessments and other real estate writedowns, which were partially offset by increases in legal fees and outside services.

Changes in Financial Condition

June 30, 2011 Compared With December 31, 2010

The following table reflects the changes in our assets and liabilities as of June 30, 2011 compared with December 31, 2010.

(In thousands)	June 30, 2011	December 31, 2010	$ Change	% Change

Total assets	$807,060	$875,840	$(68,780)	-7.9%
Earning assets	728,812	818,470	(89,658)	-11.0%
Cash and cash equivalents	59,771	47,224	12,547	26.6%
Investment securities	249,498	255,104	(5,606)	-2.2%
Gross loans	476,788	562,124	(85,336)	-15.2%
Investment in bank owned life insurance	4,387	4,320	67	1.6%
Other assets	5,044	6,732	(1,688)	-25.1%

Total liabilities	$787,757	$851,450	$(63,693)	-7.5%
Deposits	759,666	822,307	(62,641)	-7.6%
Non-interest-bearing demand deposits	87,920	92,345	(4,425)	-4.8%
Interest-bearing demand deposits	254,674	268,817	(14,143)	-5.3%
NOW accounts	111,544	113,213	(1,669)	-1.5%
Money market accounts	143,130	155,604	(12,474)	-8.0%
Savings deposits	21,651	20,265	1,386	6.8%
Time deposits	395,421	440,880	(45,459)	-10.3%
Overnight and short-term borrowings	24,000	18,000	6,000	33.3%
Long-term borrowings	0	6,000	(6,000)	n/a
Other liabilities	3,303	4,097	(794)	-19.4%

The changes in the Company’s balance sheet for the six months ended June 30, 2011 reflect the continued deleveraging of the Bank and changing the risk based asset mix.

The loan portfolio contracted $85.3 million during the first six months of 2011 due to continued aggressive problem loan resolution and very weak loan demand. The loan to deposit ratio at June 30, 2011 was 62.8% compared to 68.4% at December 31, 2010.

The Bank’s deposits decreased $62.6 million during the first six months of 2011. While the offered deposit rates are competitive in the market, the marketing and rate posture for 2011 has been neutral to the local market. The Bank has been notified that the state of North Carolina is a high cost deposit market, and that allows the Bank to price deposit products in relation to the local market offered rates as compared to more restrictive national market rate caps. The issue has no effect currently; however, it could allow the Bank more flexibility in pricing deposits in the future.

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

The Bank’s primary internal sources of liquidity are customer deposits, cash and balances due from other banks, and unencumbered investment securities. These funds, together with loan repayments, are used to fund continuing operations. The Bank’s liquidity (cash + unencumbered securities / total deposits) was approximately $245.2 million, or 32.3% of total deposits at June 30, 2011 and has exceeded the 20% target throughout the first six months of 2011. The Bank is not eligible to originate loans under any of the government sponsored small business programs because of insufficient capital. New loan volume for the six months was $9.4 million.

As of June 30, 2011, our core deposits, defined as total deposits excluding time deposits of $100 thousand or more, totaled $580.0 million, or 76.3% of our total deposits, compared to $617.6 million, or 75.1%, of our total deposits as of December 31, 2010.

Certificates of deposit of $100 thousand or more represented 23.7% and 24.9%, respectively, of the Bank’s total deposits at June 30, 2011 and December 31, 2010. Management believes that a sizeable portion of the Bank’s time deposits are relationship-oriented. The Bank had no brokered certificates of deposit at June 30, 2011 or December 31, 2010. While the Bank appreciates the need to pay competitive rates to retain these deposits, other subjective factors also influence deposit retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity, if the Bank elects to competitively price these deposits.

The Company utilizes an independent asset/liability modeling tool as a primary interest rate management guide. The periodic analysis considers the current contractual agreements for deposits, borrowings, loans, investments and any commitments to enter into these transactions. Additionally current and projected volumes, scheduled payments and maturities and likely management pricing strategies in various rate scenarios are considered. Although these methods are subject to the accuracy of the assumptions that underlie the process and do not take into account the pricing strategies that management would undertake in response to sudden interest rate changes, the Company believes that these methods provide a better indication of the sensitivity of earnings to changes in interest rates than other analyses.

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

Provisions for Loan Losses, Allowance for Loan Losses and Discussions of Asset Quality

The risks inherent in our loan portfolio, including the reasonableness of the allowance or reserve for loan losses, are significant estimates that are based on assumptions by our management regarding, among other factors, general and local economic conditions, which are difficult to predict. In estimating these risks and the related loss reserve levels, we also consider the financial conditions of specific borrowers and credit concentrations with specific borrowers, groups of borrowers, and industries.

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

The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans with outstanding balances of $250 thousand or greater that have been identified as impaired are reviewed periodically in order to determine whether a specific allowance is required. When the value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. Impaired loans individually evaluated are excluded from the general allowance calculations as described below.

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

The unallocated component of the allowance is determined through our assessment of probable losses that are in the portfolio but are not adequately captured by the other two components of the allowance. The increasing uncertainty related to the current economic and business conditions has caused management to acknowledge the high level of continuing risk to the overall portfolio by continuing to increase the unallocated allowance component. The unallocated allowance also reflects our acknowledgement of the imprecision and subjectivity that underlie the assessment of credit risk in general.

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by us to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, particularly lots and land under development, due to continued concern that the low level of real estate sales activity will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely affected the financial condition and liquidity position of certain of our borrowers. Also, the value of commercial real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels.

We believe that our allowance is a reasonable estimation of probable losses incurred in our loan portfolio at June 30, 2011. No assurance can be given, however, that adverse economic circumstances or other events, including additional and continued loan review, future regulatory examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses or further writedowns of other real estate owned.

The following table and subsequent discussion present an analysis of changes in the allowance for loan losses for the second quarters and year-to-date periods of 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$25,175	$30,346	$28,273	$27,837

Net charge-offs:
Loans charged off:
Real estate - construction	2,267	1,175	3,517	4,456
Real estate - mortgage, commercial	4,853	5,130	8,112	10,196
Commercial and industrial	1,076	3,717	2,069	5,420
Consumer	209	236	477	296

Total charge-offs	8,405	10,258	14,175	20,368

Recoveries of loans previously charged off:
Real estate - construction	14	92	26	92
Real estate - mortgage, commercial	137	438	431	675
Commercial and industrial	166	476	490	728
Consumer	27	23	64	53

Total recoveries	344	1,029	1,011	1,548

Net charge-offs	8,061	9,229	13,164	18,820

Loss provisions charged to operations	4,001	8,503	6,006	20,603

Allowance for loan losses, end of period	$21,115	$29,620	$21,115	$29,620

Ratio of annualized net charge-offs during the period to average loans during the period	6.45%	5.41%	5.07%	5.29%
Allowance coverage of annualized net charge-offs	65.31%	80.02%	79.54%	78.05%
Allowance as a percentage of loans	4.43%	4.54%	4.43%	4.54%

See Note 5, “Loans and Allowances for Loan Losses,” in the “Notes to Condensed Consolidated Financial Statements” for the allocation of the allowance for loan losses by portfolio segment.

Nonperforming assets at June 30, 2011 and December 31, 2010 were as follows:

(In thousands)	June 30, 2011	December 31, 2010

Nonperforming assets:
Nonaccrual loans	$33,489	$40,577
Restructured loans - nonaccrual	16,410	21,692

Total nonperforming loans	49,899	62,269
Foreclosed properties	17,187	11,605

Total nonperforming assets	$67,086	$73,874

Loans past due 90 days or more and still accruing interest	$1,178	$7,466

Nonperforming loans to total loans	10.47%	11.08%
Allowance coverage of nonperforming loans	42.32%	45.40%
Nonperforming assets to total assets	8.31%	8.43%

If interest from nonaccrual loans, including impaired loans, had been recognized in accordance with the original terms of the loans, the estimated gross interest income for the second quarters of 2011 and 2010 that would have been recorded was approximately $777 thousand and $899 thousand, respectively. For the comparable year-to-date periods, interest income of approximately $1.7 million in 2011 and in 2010 would have been recognized in accordance with the original terms of the nonaccrual loans.

We classify loans as nonaccrual when the loan is 90 days past due, or we believe the loan may be impaired, and the accrual of interest on such loans is discontinued. The recorded accrued interest receivable deemed uncollectible is reversed to the extent it was accrued in the current year or charged-off to the extent it was accrued in previous years. A loan classified as nonaccrual is returned to accrual status when the obligation has been brought current, it has been performed in accordance with its contractual terms for a sufficient period of time, and the ultimate collection of principal and interest is no longer considered doubtful. Of the Bank’s $49.9 million in nonperforming loans at June 30, 2011, approximately $13.0 million are for unimproved land or residential lots in various stages of development. The remaining population consists of loans to a variety of small business operations that are in default.

All of our investment in impaired loans, $39.8 million at June 30, 2011, is included in nonaccruing loans in the table above, and the related loan loss allowance was $4.8 million. At December 31, 2010, our investment in impaired loans was $58.0 million, and the related loan loss allowance was $11.6 million. The average recorded balance of impaired loans was $48.9 million for the first six months of 2011 and $44.1 million for the first six months of 2010.

In addition to the nonaccrual loans, the Bank has potential problem loans of approximately $73.8 million at June 30, 2011. Potential problem loans are loans as to which management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management defines potential problem loans as those loans graded substandard in the Bank’s grading system. These loans were considered in determining the reasonableness of the allowance for loan losses and are closely and regularly monitored to protect the Bank’s interests.

Impaired loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Balance	Associated Impairment	Balance	Associated Impairment

Impaired loans individually reviewed
With no impairment	$22,423	$0	$7,919	$0
With impairment	17,376	4,800	50,081	11,563

Total impaired loans	$39,799	$4,800	$58,000	$11,563

Impaired loans (across all segments) at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Balance	Associated Impairment	Balance	Associated Impairment

Real estate - construction	$10,056	$884	$16,674	$3,175
Real estate - mortgage, commercial	27,499	3,289	37,721	7,079
Commercial and industrial	2,170	627	3,605	1,309
Consumer	74	0	0	0

Total impaired loans	$39,799	$4,800	$58,000	$11,563

Troubled Debt Restructures at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Balance	Associated Impairment	Balance	Associated Impairment

Troubled debt restructures, with no impairment	$12,880	$0	$7,114	$0
Troubled debt restructures, with impairment	3,530	783	14,578	2,150

Total troubled debt restructures	$16,410	$783	$21,692	$2,150

Troubled debt restructures (“TDRs”) are a subset of impaired loans. TDRs are predominantly real estate loans or real estate loans of operating companies. The predominant modification or concessions to the listed troubled borrowers has been principal and interest forgiveness to structure payments that existing operations can support. The common characteristic of the real estate restructures has been to restructure payments that guarantors could make as part of the transition to the ultimate disposition of the collateral by the guarantors.

The policy for returning TDRs to accrual status has been to not return to accrual until the year after the effective date of the TDR at the earliest. Secondly, we do not return to accrual until all payments of interest and principal are current and we believe there is reasonable basis to believe the borrower can continue such payments. Currently, all Bank TDRs are on nonaccrual status. TDRs are periodically evaluated for return to accrual status, which would occur if the borrower’s ability to meet the revised payment schedule is reasonably assured.

Changes in foreclosed properties for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
(In thousands)	2011	2010

Balance at beginning of period	$11,605	$13,235
Additions	13,305	8,329
Proceeds from sale	(4,798)	(1,891)
Write-downs and net gain (loss) on sale	(2,925)	(3,114)

Balance at end of period	$17,187	$16,559

Off-Balance Sheet Arrangements

We have off-balance sheet commitments to lend in the forms of unfunded commitments to extend credit and standby letters of credit. Further discussions of off-balance sheet arrangements are included in Note 8, “Commitments and Contingencies,” in the “Notes to Condensed Consolidated Financial Statements.”

Contractual Obligations

As of June 30, 2011, there were no material changes to contractual obligations in the form of long-term borrowings and operating lease obligations as compared to those disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. See also Note 8, “Commitments and Contingencies,” in the “Notes to Condensed Consolidated Financial Statements” for changes in other commitments in the form of commitments to extend credit and standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A - Risk Factors

For additional factors that could affect the matters discussed above, see the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our securities or share repurchase transactions for the three months ended June 30, 2011.

Item 6 - Exhibits

Exhibits incorporated by reference into this filing were filed with the Securities and Exchange Commission. We provide these documents through our Internet site at www.bankofgranite.com or by mail upon written request.

3.1	Bank of Granite Corporation’s Restated Certificate of Incorporation, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q dated May 9, 2006, is incorporated herein by reference.

3.2	Bank of Granite Corporation’s Amended and Restated Bylaws, filed as Exhibit 3.1 to our Current Report on Form 8-K dated April 28, 2008, is incorporated herein by reference.

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration Statement No. 333-104233) dated April 1, 2003, is incorporated herein by reference.

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation (included in Exhibit 3.1 hereto).

10.1	Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2011, is incorporated herein by reference.

10.2	Amendment No. 1 to Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2011, is incorporated herein by reference.

11	Schedule of Computation of Net Income Per Share.

The information required by this item is set forth under Item 1 of Part I, Note 6.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Quarterly Report on Form 10-Q of Bank of Granite Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Granite Corporation
(Registrant)

Date: August 10, 2011	By:	/s/ Jerry A. Felts
Jerry A. Felts
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Begins on Page

3.1	Certificate of Incorporation, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	*

4.1	Form of stock certificate for Bank of Granite Corporation’s common stock	*

4.2	Articles 5, 6, 7, 10 and 13 of the Restated Certificate of Incorporation of Bank of Granite Corporation	*

10.1	Agreement and Plan of Merger between FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation	*

10.2	Amendment No. 1 to Agreement and Plan of Merger between FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation	*

11	Schedule of Computation of Net Income Per Share	**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Financial Statements submitted in XBRL format.	Filed herewith

*	Incorporated herein by reference.
**	The information required by this item is set forth under Item 1 of Part I, Note 6.